Form 10-Q
period 2000-09-30
ENDWAVE CORP
filed 2000-11-30
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

000-31635
(Commission file number)

ENDWAVE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-4333817 (I.R.S. Employer Identification No.)

321 Soquel Way, Sunnyvale, CA (Address of principal executive offices)	94085 (Zip code)

(408) 522-3100
(Registrant's telephone number, including area code)

NONE
(Former name, former address and former fiscal year, if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [x] No [  ], and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [x].

             The number of shares outstanding of the Registrant's Common Stock as of November 29, 2000 was 34,116,182 shares.

ENDWAVE CORPORATION

SIGNATURE	14

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

ENDWAVE CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	September 30, 2000	December 31, 1999

ASSETS
Current assets:
Cash and cash equivalents	$20,085	$373
Accounts receivable, net	6,150	1,343
Accounts receivable from affiliates	3,402	1,981
Inventories	17,831	4,666
Other current assets	1,122	137

Total current assets	48,590	8,500
Property and equipment, net	18,490	10,877
Goodwill and other intangible assets, net	99,827	5,744
Other assets, net	50	-

	$166,957	$25,121

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,333	$3,707
Accounts payable to affiliates	13,709	2,169
Accrued liabilities	3,773	905
Deferred revenue	391	-
Capital lease obligations, current	910	-

Total current liabilities	21,116	6,781
Deferred revenue	251	-
Deferred income taxes	-	327
Capital lease obligations, less current portion	1,813	-

Stockholders' equity:
Convertible preferred stock: $0.001 par value; and 27,000,000 shares authorized and 25,881,302 and 0 issued and outstanding, respectively	187,167	-
Common stock, $0.001 par value per share; 50,000,000 shares authorized, 675,354 and 0 issued and outstanding, respectively	1	-
Additional paid-in capital	21,997	10,858
Advances from TRW, Inc.	-	13,047
Deferred stock compensation	(16,675)	-
Accumulated deficit	(48,713)	(5,892)

Total stockholders' equity	143,777	18,013

	$166,957	$25,121

See accompanying notes.

ENDWAVE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenues:
Product revenues ($4,913, $3,049, $13,589 and $4,858 from affiliates, respectively)	$12,257	$4,176	$26,794	$7,543
Development fees	233	-	1,179	-

Total revenues	12,490	4,176	27,973	7,543

Costs and expenses:
Cost of product revenues ($5,386, $2,458, $14,382 and $3,968 from affiliates, respectively)	15,715	3,387	34,911	7,267
Research and development ($0, $0, $781 and $0 from affiliates, respectively)	2,939	114	6,671	256
Selling, general and administrative ($0, $71, $310 and $296 from affiliates, respectively)	2,009	491	5,149	1,843
Amortization of goodwill and other intangible assets	4,802	384	9,988	1,152
In-process research and development	-	-	11,700	-
Amortization of deferred stock compensation	2,633	-	3,543	-

Total costs and expenses	28,098	4,376	71,962	10,518

Loss from operations	(15,608)	(200)	(43,989)	(2,975)
Interest income, net	188	-	541	-

Net loss before income tax	(15,420)	(200)	(43,448)	(2,975)
Income tax benefit (expense)	-	(63)	627	637

Net loss	$(15,420)	$(263)	$(42,821)	$(2,338)

Net loss applicable to common stockholders subsequent to the merger	$(15,420)		$ (40,816)

Basic and diluted net loss per share	$(22.99)		$(61.97)

Shares used in computing of basic and diluted net loss per share	670,599		658,625

See accompanying notes.

ENDWAVE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,

	2000	1999

Operating activities:
Net loss	$(42,821)	$(2,338)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,967	424
Amortization of goodwill and other intangible assets	10,007	1,152
Amortization of deferred stock compensation	3,543	-
In-process research and development	11,700	-
Deferred income taxes	(327)	78
Other non-cash charges	1	361
Changes in operating assets and liabilities:
Accounts receivable, net	(5,286)	1,324
Accounts receivable, affiliates	1,981	(1,891)
Inventories	(9,610)	(2,969)
Other assets	(656)	45
Accounts payable	8,079	2,251
Accounts payable, affiliates	(2,169)	462
Other accrued liabilities	2,233	532
Deferred revenue	(62)	-

Net cash used in operating activities	(21,420)	(569)

Investing activities:
Purchases of property and equipment	(4,874)	(6,251)
Proceed from sales of fixed assets	3	-

Net cash used in investing activities	(4,871)	(6,251)

Financing activities:
Payments under capital lease obligations	(918)	-
Net advances from TRW Inc.	5,993	6,713
Net cash acquired in conjunction with the acquisition of Endgate	20,882	-
Net proceeds from issuance of preferred stock in conjunction with the acquisition of Endgate	19,985	-
Proceeds from stock options exercised	61	-

Net cash provided by financing activities	46,003	6,713

Net increase in cash and cash equivalents	19,712	(107)
Cash and cash equivalents at beginning of period	373	283

Cash and cash equivalents at end of period	$20,085	$176

Supplemental cash flow information:
Cash paid for interest	$943	$-

Supplemental non-cash investing and financing activity:
Property and equipment acquired under capital leases	$1,936	$-

See accompanying notes.

ENDWAVE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

DESCRIPTION OF BUSINESS

1. Basis of Presentation

             On March 31, 2000, Endgate merged with TRW Milliwave Inc., a formerly wholly-owned subsidiary of TRW Inc. In the merger, TRW Milliwave Inc. merged into Endgate and Endgate issued 13,963,063 shares of its capital stock to TRW Inc. in exchange for TRW's shares in TRW Milliwave Inc. As a result, Endgate was the surviving corporation in the merger and TRW Milliwave Inc. ceased to exist as a separate legal entity. However, because TRW Inc. owned more than half of Endgate's outstanding capital stock immediately after the merger, TRW Milliwave Inc. is treated as the acquiring company for accounting purposes. As a result, Endgate ceased to be a separate accounting entity as of the date of the merger, and the combined company's financial statements prior to the merger are those of TRW Milliwave Inc.. In connection with the merger, the combined company was renamed Endwave Corporation.

             The accompanying unaudited condensed financial statements for the nine months ended September 30, 2000 are derived from the historical financial statements of Endwave Corporation. Such financial information is based on the historical financial information of TRW Milliwave Inc. for the nine months ended September 30, 2000 plus the effect of reflecting the acquisition of Endgate as of March 31, 2000 using the purchase method of accounting. The accompanying unaudited condensed financial statements for the nine months ended September 30, 1999 are derived from the historical unaudited financial statements of TRW Milliwave Inc.

             Giving effect to the merger retroactively, the Company has no outstanding common stock prior to the merger. Accordingly, a basic net loss per share has not been presented for periods prior to March 31, 2000. The net loss applicable to common stockholders subsequent to the merger represents the net loss incurred since March 31, 2000, including the charge for purchased in-process research and development. The shares used in computing the net loss per share is the weighted average shares outstanding since the merger date. Since the Company incurred losses for all periods presented, the convertible preferred stock would be anti-dilutive and accordingly, diluted net loss per share is the same as basic net loss per share.

2. Unaudited Interim Financial Information

             The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the company's condensed financial position as of September 30, 2000 and December 31, 1999, the condensed results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999. Condensed operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000 or other future periods.

             These condensed financial statements should be read in conjunction with the audited financial statements of TRW Milliwave Inc. and Endgate Corporation included in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission and effective as of October 16, 2000. The condensed balance sheet at December 31, 1999 is derived from audited statements of TRW Milliwave Inc. as of that date.

3. Revenue Recognition and Warranty

             The Company recognizes product revenue at the time title passes, which is upon product shipment and provides for estimated warranty expense at the time of sale. The Company's customers are primarily wireless systems integrators and equipment manufacturers and the Company's products are integrated into the products of its customers. There are no significant acceptance requirements or post-shipment obligations on the part of Endwave.

The Company recognizes development fees ratably over the estimated term of the development period. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production period. In no event are revenues recognized prior to becoming payable by the customer. The costs incurred under these agreements are included in research and development expenses.

4. Amortization of Purchased Intangibles

             In connection with the merger of TRW Milliwave Inc. and Endgate Corporation, the company has recorded the amortization of purchased intangibles over the estimated useful lives as follows (in years):

Estimated Useful Life

Purchased technology	6
Customer list	5
Acquired workforce	5
Goodwill	6

5. Inventories

             Inventories are stated at the lower of cost or market (on a first-in, first-out basis) and are comprised of the following as of September 30, 2000 (in thousands):

Raw materials	$14,243
Work in process	2,569
Finished goods	1,019

$17,831

6. Property and Equipment

             Property and equipment consists of the following as of September 30, 2000 (in thousands):

Land	$200
Building	3,119
Computer equipment	1,346
Software	1,489
Furniture and fixtures	338
Leasehold improvements	254
Laboratory, demonstration and manufacturing equipment	20,383

27,129
Less accumulated depreciation and amortization (including amortization of assets held under capital lease)	(8,639)

Property and equipment, net	$18,490

7. Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" and in June 2000 the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." These Statements establish methods of accounting for derivative financial instruments and hedging activities. Because Endwave currently holds no derivative financial instruments and does not engage in hedging activities, adoption of these Statements will not have a significant impact on our financial position, results of operations or cash flows. We will adopt SFAS Nos. 133 and 138 in the first quarter of 2001.

             In December 1999, the SEC issued Staff Accounting Bulletin, or SAB 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company adopted SAB 101 in the second quarter of 2000.

             In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation-an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We believe that FIN 44 will not have a material effect on our historical financial position or results of operations.

8.   Segment Disclosures

             The Company operates in a single industry segment. The Company's geographic sales for the period reported on were as follows (in thousands):

	Three Months ended September 30,

	2000		1999

United States	$9,513	77.6%	$4,176	100.0%
Europe	2,744	22.4%	-	-

Total	$12,257	100.0%	$4,176	100.0%

	Nine Months ended September 30,

	2000		1999

United States	$23,611	88.1%	$7,543	100.0%
Europe	3,182	11.9%	-	-

Total	$26,793	100.0%	$7,543	100.0%

             Sales to non-U.S. customers were 22.4% and 0% of net revenue for the three months ended September 30, 2000 and 1999, respectively, and 11.9% and 0% of net revenue for the nine months ended September 30, 2000 and 1999, respectively.

             For the three and nine month periods ended September 30, 2000, two non-U.S. customers each contributing in excess of 10% to the total sales accounted for 30.3% and 26.6% of total sales respectively.

             For the nine month period ended September 30, 2000, two non-U.S. customers each with accounts receivable in excess of 10% accounted for 29.4% of total accounts receivable for the Company.

9. Subsequent Events

             On October 2, 2000, DMC Stratex Networks purchased 428,572 shares of the Company's common stock for total consideration of approximately $6.0 million.

             On October 20, 2000, 6,000,000 shares of Common Stock were issued as part of the Company's initial public offering at a price of $14.00 per share, before underwriting discounts and commissions of $0.98 per share. On November 21, 2000, we sold an additional 900,000 shares of our common stock to the underwriters of our initial public offering pursuant to the exercise by the underwriters of the overallotment option granted to them in connection with the offering. Such additional 900,000 shares were sold at $14.00 per share before underwriting discounts and commissions of $0.98 per share.

             As part of the initial public offering consummated October 20, 2000, all 25,881,302 previously outstanding shares of the Company's preferred stock were converted into the same number of shares of the Company's common stock.

             In addition, warrants to purchase 223,203 shares of preferred common stock were exercised for total consideration of $1.1 million on October 20, 2000 and converted into the same number of shares of common stock on the same day.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

             This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The statements contained in this report on Form 10-Q that are not purely historical include forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.

             The following discussion should be read together with our financial statements, notes to those financial statements included elsewhere in this Form 10-Q, and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-1 declared effective on October 16, 2000 by the Securities and Exchange Commission.

Overview

             We provide RF subsystems that enable the transmission and reception of data signals in broadband wireless systems. We sell our products to wireless systems integrators that provide the broadband wireless equipment used by communications service providers to offer data services. Our customers use our products in high speed cellular backhaul, point-to-point access and point-to-multipoint access applications. Wireless systems integrators who have used our products in their broadband wireless systems include Allgon, Hughes Network Systems, Nokia, Nortel Networks, P-Com, Rockwell International, Toshiba and WinNet MCS.

             On March 31, 2000, Endgate merged with TRW Milliwave Inc., a wholly-owned subsidiary of TRW Inc. Endgate was the surviving corporation in the merger and Milliwave ceased to exist as a separate legal entity. However, because TRW owned more than half of Endgate's outstanding capital stock immediately after the merger, Milliwave is treated as the acquiring company for accounting purposes. As a result, Endgate ceased to be a separate accounting entity as of the date of the merger. In connection with the merger, we renamed the combined company Endwave Corporation. When we refer to our business or other corporate activities prior to March 31, 2000, the date of the merger, we are generally referring to Endgate's business and corporate activities unless otherwise specified.

             We depend, and expect to remain dependent, on a small number of wireless systems integrators for sales of our products. For the nine months ended September 30, 2000, sales attributable to Nortel Networks, Nokia, Hughes Network Systems and Rockwell International accounted for 31%, 28%, 15% and 11%, respectively. We had production contracts with TRW, under which we delivered products to Nokia and Nortel Networks in satisfaction of TRW's direct contractual obligations. In November 2000 we entered into a production agreement for RF subsystems directly with Nokia. Our agreement with TRW under which we delivered products directly to Nortel Networks in satisfaction of TRW's direct contractual obligations expired in October 2000, together with TRW's corresponding agreement with Nortel Networks. We are, however, presently still delivering products to Nortel Networks in satisfaction of customer orders placed prior to the expiration of these agreements. We are in the process of negotiating a new direct production contract with Nortel Networks, however we may not be able to successfully negotiate this contract on favorable terms, or at all.

             Our revenues consist of product revenues and development fees. Product revenues are generated through sales of our custom and standard RF subsystem products to wireless systems integrators and equipment manufacturers and are recognized upon product shipment. We sell our products through our direct sales force and network of independent international sales representatives. Development fees are generated by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Any up-front development fees paid under a development contract are recognized ratably over the expected term of the contract, except that in no event are revenues recognized prior to becoming billable under the terms of the contract. These agreements, which we enter into with key customers from time to time if we expect them to result in a significant product order, are for one-time projects and are non-recurring. We expect development fees to represent a decreasing percentage of our total revenues in future periods.

Results of Operations

  Three months ended September 30, 2000 and 1999 and nine months ended September 30, 2000 and 1999

  Revenues

             Our revenues consist of product revenues and development fees. Product revenues are generated through sales of our custom and standard RF subsystem products to wireless system integrators and equipment manufacturers. Product revenues were $12.3 million for the three months ended September 30, 2000, a 193% increase from $4.2 million for the same period in 1999. For the three months ended September 30, 2000, sales attributable to Nokia, Nortel Networks, Hughes Network Systems and Rockwell International accounted for 29%, 28%, 14% and 12%, respectively. Product revenues were $26.8 million for the nine months ended September 30, 2000, a 257% increase from $7.5 million for the same period in 1999. For the nine months ended September 30, 2000, sales attributable to Nortel Networks, Nokia, Hughes Network Systems and Rockwell International accounted for 31%, 28%, 15%, and 11%, respectively. These increases are primarily attributable to an increase in the number of transceiver and antenna products sold. We have production and supply agreements with TRW, under which we deliver products to Nokia and Nortel Networks, in satisfaction of TRW's direct contractual relationship with them.

             Development fees are generated by developing product prototypes and custom products pursuant to develop agreements that provide for payment of a portion of our research and development or other expenses. Development fees were $233,000 for the three months ended September 30, 2000. There were no development fees for the three months period ended September 30, 1999. Development fees were $1.2 million for the nine months ended September 30, 2000. There were no development fees for the nine months period ended September 30, 1999. The increases in development fees noted for both the three months and nine months ended September 30, 2000 were attributable to development of a custom designed product for Hughes Network Systems. We expect development fees to represent a decreasing percentage of our total revenues in future periods.

  Cost and Expenses

             Cost of product revenues. Cost of product revenues consists primarily of the costs of direct materials and labor utilized to assemble and test our products, costs associated with procurement, production control, quality assurance and manufacturing engineering, costs associated with maintaining our manufacturing facilities and costs associated with warranty returns. Cost of product revenues for the three months ended September 30, 2000 was $15.7 million, a 362% increase from $3.4 million for the same period in 1999. Cost of product revenues for the nine months ended September 30, 2000 was $34.9 million, a 378% increase from $7.3 million for the same period in 1999. The increase in costs were attributable primarily to a significant increase in the number of RF subsystems and antenna products sold and investments made during the second and third quarter of 2000 to increase our manufacturing capacity. The decreases as a percentage of product revenues were primarily attributable to increased utilization of our manufacturing capacity. Our cost of product revenues has historically exceeded our product revenues due in part to the low volumes of products we have sold and our investments in increasing manufacturing capacity.

             Research and development expenses. Research and development expenditures for the three months ended September 30, 2000 was $2.9 million, an increase from $114,000 for the same period in 1999. This increase was primarily attributable to the acquisition of Endgate's research and development operations in March 2000. Research and development expenditures for the nine months ended September 30, 2000 was $6.7 million, an increase from $256,000 for the same period in 1999. Because the market for our products is characterized by rapidly changing technology, industry standards and customer demands, we expect our research and development expenses to continue to increase in future periods.

             Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, facilities and human resources personnel; professional fees; and, promotional activities. Selling, general and administrative expenditures for the three months ended September 30, 2000 was $2.0 million, a 307% increase from $491,000 for the same period in 1999. Selling, general and administrative expenditures for the nine months ended September 30, 2000 was $5.2 million, a 189% increase from $1.8 million for the same period in 1999. These increases were partly due to the merger between Endgate and TRW Milliwave Inc., in March 2000 as well as the hiring of additional sales and administrative personnel as our production and sales activities have grown. We anticipate that selling, general and administrative expenses will continue to increase in future periods for the reasons mentioned above.

             Amortization of intangible assets. The merger between Endgate and TRW Milliwave Inc. was recorded using the purchase method of accounting. In connection with the purchase, Milliwave recorded goodwill of $80.2 million and a purchase cost in other intangible assets of $23.6 million. We are amortizing goodwill and other intangible assets acquired on a straight-line basis of five to six years. Amortization of intangibles for the three months ended September 30, 2000 was $4.8 million, a 1,150% increase from $384,000 for the same period in 1999. Amortization of intangibles for the nine months ended September 30, 2000 was $10.0 million, a 733% increase from $1.2 million for the same period in 1999.

             In-process research and development expense. The Company allocated $11.7 million to in-process-research and development expense.

             Amortization of deferred stock compensation. Deferred stock compensation charges consist of charges related to the difference between deemed fair market values on the date of employee option grants and the option price. Amortization of deferred stock compensation for the three months ended September 30, 2000 was $2.6 million; and, for the nine months ended September 30, 2000, was $3.5 million. There was no deferred stock compensation charge in the three months and nine months ended September 30,1999.

  Other Income, Expenses and Provision for Income Taxes

             Interest income, net. Interest income, net, for the three months ended September 30, 2000 was $188,000 and for the nine months ended September 30, 2000 was $541,000. There was no interest income for the three and nine months ended September 30, 1999. The increase in interest income for both periods in fiscal 2000 compared to the same periods in fiscal 1999 was due to interest earned on invested cash, offset by interest expense related to capital leases.

Liquidity and Capital Resources

             Our principal source of liquidity as of September 30, 2000 consisted of approximately $20.1 million in cash and cash equivalents. Since our inception, we have financed our operations through private sales of debt and equity securities, bank borrowings and equipment lease financing.

             During the nine months ended September 30, 2000, we used $21.4 million from operating activities, as compared to the same period in the prior year where we used $569,000 in operating activities. The use of cash in the nine months ended September 30, 2000 compared to the same period 1999 was primarily due to a higher operating loss, an increase in accounts receivable offset by an increase in accounts payable and accrued liabilities. We anticipate that accounts receivable and accounts payable will continue to increase in the future if our business continues to grow and revenues continue to rise.

             Investments in property and equipment decreased to $4.9 million in the nine months ended September 30, 2000 from $6.3 million in the same period in 1999. Investments consisted primarily of purchases of computer and manufacturing equipment and tenant improvements related to our new research and development facility. We expect our capital expenditures to remain at high levels as we further expand our manufacturing facilities, research and development efforts and our employee base. The timing and amount of future capital expenditures will depend primarily on our future growth.

             We raised net proceeds of $88.5 million from our issuance of 6.9 million shares of common stock as part of the Company's initial public offering from the shares sold by us on October 20 and November 21, 2000. We anticipate using these net proceeds for working capital and other general corporate purposes, including financing growth, product development and capital expenditures. Should the opportunity arise, we may also use a portion of the net proceeds to fund acquisitions of, or investments in, businesses, partnerships, products or technologies that complement or expand our businesses.

             We believe that our existing cash and investment balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us.

Item 3.   Qualitative and Quantitative Disclosures about Market Risk

             As of September 30, 2000, the Company maintained cash and cash equivalents of $20.1 million. All investments were of a short duration and there is minimal exposure to fluctuations in interest rates.

             The Company's sales to customers in foreign countries are denominated in U.S. dollars. Accordingly, the company is not directly exposed to market risks from currency exchange rate fluctuations. However, significant fluctuations in foreign exchange rates relative to the U.S. dollar could impact our customers' ability to pay for our products. Any changes in foreign exchange rates relative to the U.S. dollar could have a material adverse effect on the Company's financial position, results of operations and cash flow.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

             The Company is not aware of any pending legal proceedings against it that, individually or in the aggregate, would have a material adverse effect on its business, results of operations or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly engaged in unfair hiring practices or infringed third-party trademarks and other intellectual property rights. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 2.   Changes in Securities and Use of Proceeds

  Securities Sold in Registered Offerings

             On October 16, 2000, the Securities and Exchange Commission declared effective a Form S-1 Registration Statement (File No. 333-41302) filed by the Company in connection with the initial public offering of an aggregate of 6.0 million shares of its common stock. Such offering commenced on October 17, 2000 and closed on October 20, 2000 (with respect to 6.0 million shares) which shares were sold at a price of $14.00 per share for the aggregate price of $84.0 million. On November 21, 2000, we sold an additional 900,000 shares of our common stock to the underwriters of our initial public offering pursuant to the exercise by the underwriters of the overallotment option granted to them in connection with the offering. Such additional 900,000 shares were sold at $14.00 per share for an aggregate price of $12.6 million. All shares were sold by the Company; there were no selling stockholders. Deutsche Bank Alex. Brown, J.P. Morgan & Co., U.S. Bancorp Piper Jaffray, and Epoch Partners were the co-managers of the offering.

             The gross proceeds from the shares sold by us on October 20 and November 21, 2000 were $96.6 million. As of November 21, 2000 we incurred approximately $8.1 million of expenses in connection with this offering, of which approximately $6.8 million represented underwriter's discounts and commissions and approximately $1.3 million representing offering expenses, including legal fees, accounting fees and printing fees.

             We received approximately $88.5 million in proceeds, net of underwriting discounts and commission and estimated offering expenses. The net proceeds will be used for general corporate purposes, including working capital, expansion of our research and development activities and to increase our manufacturing capacity. We may also use a portion of the proceeds to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. As of November 21, 2000 the entire net proceeds have been invested in short term, interest bearing investment grade securities pending our usage for the above mentioned purposes.

  Securities Sold in Private Offerings

             On October 2, 2000, we issued an aggregate of 428,572 shares of our common stock to DMC Stratex Networks at a per share purchase price of $14.00 for gross proceeds to us of $6.0 million. The sale and issuance of these securities without registration under the Securities Act was in reliance on Section 4(2) contained within the Securities Act.

  Dividend Policy

             The Company has never declared or paid any cash dividends. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we currently do not anticipate paying cash dividends in the foreseeable future.

Item 3.   Defaults Upon Senior Securities

             None.

Item 4.   Submission of Matters to a Vote of Security Holders

             None

Item 5.   Other Information

             None.

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibit 10.1 Purchase Agreement No. 1201000 made and entered into by and between Nokia Networks Oy and Endwave Corporation on November 7, 2000.*

        (b)  Exhibit 27.1 Financial Data Schedule

        (c)  Reports on Form 8-K

             The Company filed no reports on Form 8-K during the three months ended September 30, 2000.

______________

     *   Confidential treatment has been requested for portions of this exhibit

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION
Date: November 30, 2000	By:	/s/ Bruce Margetson

Bruce Margetson Senior Vice President and, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)