Form 10-K405
period 2000-12-31
ENDWAVE CORP
filed 2001-04-02
CIK 1118941

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

                                ---------------

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                       Commission File Number: 000-31635

                                ---------------

                              Endwave Corporation
            (Exact name of registrant as specified in its charter)

                                ---------------

                Delaware                                    95-4333817
      (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

     321 Soquel Way, Sunnyvale, CA                            94085
(Address of principal executive offices)                    (Zip Code)

                                 408-522-3100
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

   The aggregate market value of the common stock held by non-affiliates of the registrant as of March 1, 2001 was approximately $60.7 million. Shares of voting common stock held by directors, executive officers, and by each person who beneficially owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price of $3.63, which was the closing sales price on March 1, 2001 as reported by the Nasdaq National Market.

   The number of shares outstanding of the registrant's common stock as of March 1, 2001 was 34,151,148.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information called for by Part III is incorporated by reference to specified portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect the registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              ENDWAVE CORPORATION

                                    FORM 10K

                               December 31, 2000

                               TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
                                    PART I

 Item 1.  Business..................................................      1

 Item 2.  Properties................................................     20

 Item 3.  Legal Proceedings.........................................     20

 Item 4.  Submission of Matters to a Vote of Security Holders.......     20

                                    PART II

          Market for Registrant's Common Stock and Related
 Item 5.  Stockholder Matters.......................................     21

 Item 6.  Selected Financial Data...................................     21

 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................     22

          Quantitative and Qualitative Disclosures About Market
 Item 7a. Risk......................................................     27

 Item 8.  Financial Statements and Supplementary Data...............     28

 Item 9.  Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure......................     48

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant........     48

 Item 11. Executive Compensation....................................     48

          Security Ownership of Certain Beneficial Owners and
 Item 12. Management................................................     48

 Item 13. Certain Relationships and Related Transactions............     48

                                    PART IV

          Exhibits, Financial Statement Schedule, and Reports on
 Item 14. Form 8-K..................................................     48

 FINANCIAL STATEMENT SCHEDULE........................................    50

 SIGNATURES..........................................................    51

 EXHIBITS............................................................    52

Forward-Looking Statements

   In addition to historical information, this Annual Report on Form 10-K contains forward looking statements as defined by federal securities laws. Forward looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from what is currently anticipated. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1, "Business," as well as Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should carefully review the risks described in other documents we file with the Securities and Exchange Commission. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I

Item 1. Business

   We design and manufacture RF subsystems that enable the transmission, reception and processing of high-speed data signals in broadband wireless access systems. Our products are used in point-to-point access, point-to-multipoint access and high capacity cellular backhaul applications. Our target customers are wireless systems integrators that provide the broadband wireless equipment used by communications service providers to offer data and voice services. Equipment manufacturers that use our products presently include Allgon Microwave, Anritsu, Hughes Network Systems, Innowave, Lockheed Martin, Nokia, P-Com, Rockwell International, and Toshiba.

   We were originally incorporated in California in 1991 and reincorporated in Delaware in 1995. In March 2000, we merged with TRW Milliwave Inc. ("TRW Milliwave"), a RF subsystem supplier that was a wholly-owned subsidiary of TRW Inc. ("TRW"). In connection with the merger, we changed our name from Endgate Corporation to Endwave Corporation. As a result of the merger, we became one of our industry's largest commercial suppliers of RF subsystems with a substantially increased customer base and design and manufacturing capacity. On October 20, 2000, we successfully completed the initial public offering of our common stock.

   We design our products to best meet our customers' performance, flexibility and economic requirements by using our proprietary technologies and RF design expertise. We offer a broad range of products at multiple levels of integration that are optimized for a customer's specific product and performance needs. Our products include RF modules, integrated transceivers, broadband antennas and outdoor units. Our proprietary circuit and manufacturing technologies enable us to design and manufacture RF subsystems that minimize the use of expensive gallium arsenide and manual labor. We use third-party semiconductor fabrication facilities for the manufacturing of the gallium arsenide devices we design. Our ability to design our own gallium arsenide devices allows us the flexibility to use technologies best suited for specific applications and eliminates dependence on standard, commercially available gallium arsenide devices. We believe our proprietary technologies and processes give us a significant competitive advantage in manufacturing our products in high volume with a path to low per unit cost.

Our Solution

   As a provider of RF subsystems to original equipment manufacturers and wireless systems integrators, we design and manufacture a broad portfolio of products, from RF modules to fully integrated transceivers and outdoor units. The primary benefits of our RF subsystems include:

   Superior performance through technological leadership. We have a technical team with broad expertise in device physics, circuit design, antenna modeling and design, transceiver design, test engineering and other disciplines. Our technical leadership enables us to optimize our products for key performance factors, including spectral efficiency, which is the data transmission rate in a given segment of the radio frequency spectrum. We have extensive experience in the design of RF devices based on gallium arsenide, the semiconductor material most widely used in broadband wireless access applications. This design expertise gives us the flexibility to optimize our product designs because we are not limited to standard commercially available gallium arsenide devices. We use third-party semiconductor fabrication facilities to manufacture the gallium arsenide devices we design. Our use of third-party semiconductor facilities gives us the flexibility to use the process technology that is best suited for each application and eliminates the need for us to invest in and maintain our own semiconductor fabrication facilities.

   Path to low cost, high volume manufacturing through patented circuit technology. By using a combination of our proprietary circuit and process technologies, we are able to meet our customers' volume and time-to-market requirements. Traditional hybrid microwave integrated circuits, or HMICs, for broadband wireless applications have many bond wires that must be individually tested and adjusted, or tuned, during the manufacturing process. Our monolithic microwave integrated circuits, or MMICs, require a small fraction of the bond wires used in HMICs, allowing us to produce them using automated assembly techniques. However, MMICs incorporate large amounts of costly gallium arsenide. Our patented multi-chip integrated circuit, or MCIC, which we refer to as "flip-chip," technology enables us to design and manufacture RF circuits with smaller amounts of gallium arsenide material than MMICs and significantly fewer wire bonds than HMICs that require individual tuning. As a result, MCIC circuits lend themselves to automated manufacturing processes that enable high product quality and reliability and lower unit costs at high volume.

   Rapid design and prototype capability. We have developed an extensive library of RF circuit designs that allow us to rapidly and economically combine standard circuits into custom assemblies with various performance capabilities and support for multiple frequencies. We also have extensive in-house RF design expertise that allows us to work jointly with our customers in designing broadband wireless subsystems. We have the expertise to use traditional circuit manufacturing technologies to rapidly prototype and demonstrate the feasibility of a design. After prototyping, we can rapidly modify the circuit design to utilize our proprietary circuit technology for high volume manufacturing. We believe that this ability to migrate from prototype to volume production in a short period of time is an important competitive advantage.

   Broad product portfolio. We offer a range of products, from RF modules to integrated transceivers and outdoor units. This allows wireless systems integrators to select the products that best complement their internal capabilities. Our product portfolio supports a broad range of frequencies, from 18 GHz to 65 GHz, and addresses multiple market applications. This enables wireless systems integrators to rapidly design products for new frequencies or applications.

   High volume production capability. We believe we are one of the largest suppliers of RF subsystems focused on broadband wireless solutions. Our automated assembly and testing capabilities and multiple manufacturing facilities and production lines allow us to rapidly achieve high volume production of our products. We have a long-term gallium arsenide device supply agreement with TRW further enhances our manufacturing capabilities.

Our Strategy

   Our objective is to be the leading global supplier of RF subsystems for broadband wireless applications. We intend to become the RF subsystem supplier of choice for broadband wireless systems designed by leading wireless systems integrators. The major elements of our strategy include:

   Extend our technological leadership. We will continue to invest in research and development, seek to attract the most talented engineers and scientists, and build on our manufacturing technologies.

   Target new frequencies and emerging applications. We currently offer a wide range of products that support the principal frequency bands currently used for broadband wireless access. We intend to offer products for new frequency bands and emerging market applications as opportunities arise.

   Provide best-in-class manufacturing capability. Our circuit design, manufacturing and testing technologies and continuous improvement programs have helped to bring manufacturing innovations to an industry that has historically utilized labor intensive manufacturing techniques.

   Maintain rapid design and prototyping capability. We intend to expand our ability to rapidly design and prototype new products that meet our customers' needs. We believe we can achieve this with our multiple design and manufacturing techniques.

   Leverage strategic relationship with TRW. Our supply agreement with TRW provides us with a long-term supply of gallium arsenide devices. We believe that our supply of these devices from TRW is a competitive advantage because the supply of gallium arsenide devices may become constrained in the future as the broadband wireless access market grows. In addition, we have access to TRW's research and design expertise in the areas of RF and digital circuit design technologies. We believe this access represents a significant competitive advantage.

   Build production capacity in advance of market demand. The demand for broadband wireless access products is forecasted to grow rapidly. As the lead time required to build the facilities to manufacture these products is lengthy, Endwave is building facilities and capacity in advance to meet this expected demand.

   Secure new design wins. We intend to use our extensive design team, technology and short design cycles to secure new designs wins with new and existing customers.

Products

   Our products include amplifiers, frequency converters, frequency sources, broadband antennas, integrated transceivers and outdoor units that enable the transmission and reception of data signals in broadband wireless access networks. All of our existing customers consist of wireless systems integrators and equipment manufacturers serving the broadband wireless market.

Customers

   We sell our products to global wireless systems integrators and equipment manufacturers. The ten customers that attributed the greatest proportion of our revenues in the year ended December 31, 2000, were:

  Allgon Microwave       Nokia
  Anritsu                Nortel Networks
  Hughes Network Systems P-Com
  Innowave               Rockwell International
  Lockheed Martin        Toshiba

   With the exception of Nortel Networks and a portion of our product revenues derived from sales to Nokia, all revenues attributable to these customers were generated through direct sales by us to them. During fiscal 2000, we did not have a direct customer relationship with Nortel Networks; instead we delivered our products directly to them under an exclusive supply contract we had with TRW, which had a corresponding agreement with Nortel Networks. During 2000, we delivered products to Nokia in part under direct purchase orders and in part under an exclusive production agreement we had with TRW, which had a corresponding agreement with Nokia. In November 2000, we entered into a production agreement for RF subsystems directly with Nokia.

   A relatively limited number of customers have historically accounted for a substantial portion of our sales. For the twelve months ended December 31, 2000, sales attributable to our largest customers, Nokia, Nortel, Hughes Network Systems and Rockwell International accounted for 33%, 25%, 18% and 10%, of total revenue, respectively. We do not presently have a customer relationship with Nortel Networks, either directly or indirectly. We cannot predict whether Nortel Networks will continue to be a significant customer of ours in the future, or at all. We also cannot predict whether any significant customer in prior periods will continue to be a significant customer in 2001 or future periods. We expect that sales of our products to a limited number of customers will continue to account for a high percentage of our sales in the foreseeable future.

   The rapid and severe downturn for the United States economy and the telecommunications industry, beginning in late 2000, has affected growth in demand for our customers' products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is experiencing reduced demand. This decreased demand has led to fluctuating order forecasts from some of our customers, particularly those in the point-to-multipoint market. There can be no certainty as to the degree of the severity or duration of this economic downturn or the demand in the telecommunications industry. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Canada, Europe and other countries and geographic regions.

Sales

   Sales were $39.8 million, $12.4 million, and $7.0 million for fiscal 2000, 1999 and 1998 respectively. Sales to international customers accounted for 23.4% of net sales in 2000. Additionally, many of our customers sell their products, which incorporate products sold by us, to them, outside of the United States. All sales in 1999 and 1998 were to customers located in the United States.

Competition

   Competition in the market for RF subsystems for broadband wireless access systems is intense. In the markets for RF modules, transceivers and outdoor units, we primarily compete with the following companies:

  .  Celeritek;

  .  Filtronics;

  .  Infineon Technologies;

  .  MTI Technology;

  .  Raytheon;

  .  REMEC;

  .  Signal Technologies;

  .  Stellex

  .  Telaxis Communications;

  .  Thales (formerly Thomson-CSF); and

  .  WJ Communications.

   In the market for antennas, we primarily compete with:

  .  Andrew Corporation;

  .  Electromagnetic Sciences;

  .  Nurad Technologies;

  .  Radio Waves; and

  .  REMEC.

   In addition to those companies listed above with whom we may compete with directly, there are wireless systems integrators, for example, Ericsson, who design and manufacture their own RF subsystems for internal use. To the extent wireless systems integrators presently, or may in the future, produce their own RF subsystems we lose the opportunity to gain a customer and the related sales opportunities.

   We believe that the principal competitive factors in our industry are:

  .  technical leadership

  .  time-to-market in the design and manufacturing of products;

  .  manufacturing capability and capacity;

  .  price;

  .  the ability to migrate to low cost solutions;

  .  product breadth;

  .  access to semiconductor materials and components; and

  .  customer support services.

   We believe that the cost structure of our products is competitive in each of our target markets. Many factors contribute to the final pricing of our products, including the scale of production and additional costs for customer specific designs. We are committed to providing superior product performance, customer support and manufacturing excellence, as we believe these factors are critical to our customers' decision to purchase our products.

   We believe we are well positioned to compete effectively in our chosen markets. However, many of our current and potential competitors are substantially larger than us and have greater financial, technical, manufacturing and marketing resources. If we are unable to compete successfully, our future operations and financial results would be harmed.

Backlog

   Backlog includes all purchase orders and contracts for products with requested delivery dates within one year. Our backlog at March 2, 2001 was approximately $38.2 million as compared to a balance of $15.5 million as of February 25, 2000. The increase in backlog is attributable in part to our merger with TRW Milliwave in March 2000 and also to our increased volume of customer contracts. Purchase orders in our backlog are subject to cancellation and from time to time cancellation of these orders does occur. Some contracts we are a party to extend beyond one year. Accordingly, portions of these contracts may be carried forward from one year to the next as part of backlog. Our backlog is subject to fluctuations and is not necessarily indicative of our future sales. There can be no assurance that the current backlog will necessarily lead to actual sales in any future period.

   Of our current backlog, approximately 66.9 % is attributable to orders received from Nokia. If we were to lose this customer or if orders by other customers were to decrease or be delayed, our operating results and financial condition would be harmed.

Governmental Regulations

   Our products are incorporated into wireless communications systems that are subject to various United States regulations and similar laws and regulations adopted by regulatory authorities in other countries. Regulatory changes, including changes in allocation of available frequency spectrum, could significantly impact our operations by restricting development efforts by our customers, making obsolete current products or increasing the opportunity for additional competition. Changes in, or failure to comply with, applicable domestic and international regulations could have adverse effect on our business, operating results and financial condition. In addition, the increasing demand for wireless communication has exerted pressure on regulatory bodies worldwide to adopt new standards for these products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have caused in the past, and may cause in the future, the cancellation, postponement or rescheduling of installation of communications systems by our customers, which in turn may negatively affect the sale of our products to those customers.

Patents and Intellectual Property Rights

   Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. Nevertheless, these measures may not be adequate to safeguard the proprietary technology underlying our products. As of March 2, 2001, we had 33 United States patents issued, 27 foreign patents issued, and 110 United States and foreign patent applications pending. Our issued patents include those relating to basic circuit and device designs, semiconductors, our proprietary "flip-chip" design for MCIC circuit technology and antenna design and technology. In addition, we jointly hold seven patents with AT&T pertaining to sectorized communications systems and jointly hold one patent with Conductus relating to satellite communications. Our issued patents expire between 2013 and 2018. Of all our patents, we consider the two patents relating to our flip-chip circuit technology to be the most valuable. With regard to our pending patent applications, no patents may be issued as a result of these or any future applications. If they are issued, any patent claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents may be challenged, invalidated or circumvented, and any right granted thereunder may not provide meaningful protection to us. The failure of any patents to provide protection to our technology might make it easier for our competitors to offer similar products and use similar manufacturing techniques.

   We generally enter into confidentiality and assignment of rights to inventions agreements with our employees, and confidentiality and non-disclosure agreements with our strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in other countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States. We occasionally agree to incorporate a customer's or supplier's intellectual property into our designs, in which cases we have obligations with respect to the non-use and non-disclosure of that intellectual property. In particular, under our agreement with Hughes Network Systems, they retain all rights related to the specific products produced for them for a period following the completion of the development phase of the agreement. We also license TRW technology. There are no limitations on our rights to make, use or sell products we may develop in the future utilizing the technology licensed to us by TRW, provided that the products are for commercial customers and non-satellite applications.

   Steps taken by us to prevent misappropriation or infringement of the intellectual property of our company or our customers may not be successful. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Litigation of this type could result in substantial costs and diversion of our resources.

   The wireless access industry is characterized by vigorous protection and pursuit of intellectual property rights. We have received and may receive in the future notices of claims of infringement of other parties' proprietary rights. For example, we have received inquiries that claim that some of our antenna technologies infringe upon a European patent. In addition, the invalidity of our patents may be asserted or prosecuted against us. Furthermore, in a patent or trade secret action, we could be required to withdraw the product or products as to which infringement was claimed from the market or redesign products offered for sale or under development. We have also at times agreed to indemnification obligations in favor of our customers and strategic partners that could be triggered upon an allegation or finding of our infringement of other parties' proprietary rights. These indemnification obligations would be triggered for reasons including our sale or supply to a customer or strategic partner of a product which was later discovered to infringe upon another party's proprietary rights. Irrespective of the validity or successful assertion of such claims we would likely incur significant costs and diversion of our resources with respect to the defense of such claims. To address any potential claims or actions asserted against us, we may seek to obtain a license under a third party's intellectual property rights. However, in such an instance, a license may not be available on commercially reasonable terms, if at all.

Research and Development

   The goal of our research and development efforts are to reduce the cost and increase the functionality of our products, while adapting them to the specifications required of our customers and of new markets for our products. In addition, substantial efforts have been devoted to the development of efficient manufacturing methods necessary for competitive pricing of our products, while maintaining high quality standards required by our customers. Other development efforts include expansion of existing product families and initiatives to combine products from our various complementary product lines to create additional functionality.

   We believe that our future success will depend on our ability to continue to enhance our existing products, and to develop and introduce new products to maintain our technological leadership and meet a wider range of customer needs. Accordingly, our research and development and related engineering expenditures were approximately $9.7 million, $326,000 and $286,000 in each of fiscal 2000, 1999 and 1998, respectively. The increase in 2000 was attributed to the merger with TRW Milliwave and additional hiring to support future growth.

Employees

   As of December 31, 2000, we had 535 full-time employees, including 418 in manufacturing, 69 in product and process engineering, 14 in sales and marketing and 34 in general and administrative. Our employees are not subject to any collective bargaining agreement with us and we believe that our relations with our employees are good.

Risk Factors

   Stockholders or investors considering the purchase of shares of our common stock should carefully consider the following risk factors, in addition to other information contained in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial could also impair our business operations.

We expect to continue incurring operating losses and may not be profitable in the future.

   We have not achieved profitability to date and may not achieve or sustain profitability in the future. Our failure to achieve profitability within the time frame that investors expect may cause the market price of our common stock to decline in the future. On a pro forma basis giving effect to our merger with TRW Milliwave in March 2000, we had net losses of $59.6 million in the fiscal year ended December 31, 2000, and $40.1 million in 1999. See Note 16 to the Financial Statements included in Item 8. We are amortizing the goodwill and other intangible assets recorded in connection with our merger with TRW Milliwave for periods up to six years, which will add to our loss from operations during that time period. Further, in the future we may reassess the value of the goodwill and other intangible assets acquired in our merger and may be required to amortize these assets in fewer than six years. Additionally, as a result of the merger, we may be limited in our ability to utilize any of our net operating loss carryforwards generated prior to the merger to offset any future taxable income we may have. Our cost of product revenues has exceeded our product revenues due in part to the historically low volumes of products we have sold and our investments in increasing manufacturing capacity. We may be unable to increase our revenues or attain or maintain positive gross margins on product revenues. The development of our technologies and products has required significant expenditures to hire and retain our research and development staff. In addition, many of our major customers typically require high levels of product customization that generally requires the commitment of significant research and development resources. We intend to continue to invest significantly in all areas, including research and development, to execute our business strategy. As a result of these and other factors, we expect to continue to incur significant quarterly losses for at least the next several quarters. If our revenues fail to grow at anticipated rates or if our expenses increase faster than we anticipate, our losses may increase and we may not become profitable.

We depend upon a small number of customers, and the loss of any of them, or their failure to sell their systems, would limit our ability to generate revenues.

   We depend, and expect to remain dependent, on a small number of wireless systems integrators for sales of our products. If our customers reduce orders for our products, we could lose revenues and suffer damage to our reputation in the industry. On a pro forma basis giving effect to our merger with TRW Milliwave, Nokia, Nortel Networks and its affiliates (which we refer to as "Nortel Networks"), Hughes Network Systems, and Rockwell International accounted for 32%, 25%, 21% and 9% of our revenues in the year ended December 31, 2000. On the same pro forma basis, these customers accounted for 38%, 9% 4% and 18% of our total revenues in the year ended December 31, 1999. During fiscal 2000, we had production and supply contracts with TRW under which we delivered products to Nokia and Nortel Networks in satisfaction of TRW's direct contractual obligations with them. In November 2000, we entered into a direct production agreement with Nokia for the manufacture of RF subsystems. We have not established a direct customer relationship with Nortel Networks to date, and cannot predict whether Nortel Networks will continue to be a significant customer of ours in the future, or at all. We also cannot predict whether any significant customer in prior periods will continue to be a significant customer in 2001 or future periods.

   Our customers may not have or use the financial, marketing, technological and other resources necessary to ensure that their solutions will succeed in a marketplace characterized by rapid technological changes and intense competition. For example, communications service providers may insist that wireless systems integrators provide extensive financing for the deployment of large broadband wireless access networks, and our customers may be unwilling or unable to provide the necessary financial resources. If the wireless systems integrators that we supply are not successful in selling their broadband wireless access systems for any reason, our operating results would be harmed.

Because our cost of product revenues historically has exceeded our product revenues, and because we expect competitive conditions will force us to reduce prices in the future, we must achieve cost reductions in order to become profitable.

   As a combined company, on a proforma basis, our annual cost of product revenues has exceeded our revenues and, accordingly, we have reported negative gross margins. If we are not able to reduce our per unit cost of product revenues to a sufficient degree, we will not become profitable. We expect market conditions, particularly declining prices for competing broadband access solutions, will force us to reduce our prices in the future. In order to reduce these costs, we must migrate our products to technologies that enable low cost, automated manufacturing techniques so that we can increase manufacturing volume and yield. The volume of our orders may not be sufficiently large to make use of these technologies and, as a result, we may not be able to achieve these cost reductions. We have limited experience in manufacturing our circuits using our proprietary "flip-chip" technology and have not produced products in the volume and at the prices requested by our customers to date. We may be unable to produce products using this technology in significant volume in the future. We believe our "flip-chip" technology is critical to our future success. Our inability to successfully use our "flip-chip" technology for high volume manufacturing will significantly diminish our ability to lower our per unit manufacturing costs and, as a result, will delay or may even prevent our achieving profitability.

Our operating results have historically fluctuated significantly and are likely to continue to do so in future periods. These results may fail to meet the expectations of securities analysts or investors, causing our stock price to fall.

   Our quarterly and annual operating results are difficult to predict and are likely to continue to fluctuate significantly from period to period. Our operating results may fluctuate for reasons, including:

  . variations in the timing and size of, or cancellations or reductions of, customer orders and shipments;

  . variations in the availability, cost and quality of components from our suppliers, particularly from our single source suppliers and suppliers of scarce components;

  . competitive factors, including pricing, availability and demand for competing products;

  .  constraints on our manufacturing capacity;

  . variability of the product development and sales cycle with our customers;

  . variations in our manufacturing yields and other factors affecting our manufacturing costs;

  .  changes in our sales prices;

  .  changes in the mix of products with different gross margins;

  .  failure to meet milestones under any significant development contracts;

  .  obsolescence of our component inventories;

  . hiring and loss of personnel, particularly in manufacturing, research and development and sales and marketing; and

  .  product defect claims and associated warranty expenses.

We have a lengthy product development and sales cycle. As a result, we must invest substantial financial and technical resources in a potential sale before we know whether the sale will occur. If the sale does not occur, we may not have the opportunity to sell products to that customer until another generation of its system is developed.

   Our products are highly technical and accordingly our sales efforts involve a collaborative and iterative process with our customers to determine their specific requirements and design an appropriate solution. Depending on the product, the typical product development and sales cycle can take anywhere from three to twelve months, and we incur significant expenses as part of this process without any assurance of resulting revenues. During the product development phase, our engineers typically work with the customer to define the product and design a prototype product for the customer to evaluate. We generate revenues only if our product is selected for incorporation into a customer's system. If our product is not selected, we generally will not have an opportunity to sell our product to that customer until that customer develops a new generation of its system. In the past, we have had difficulty meeting some of our major customers' stated volume and cost requirements. The length of our product development and sales cycle makes us particularly vulnerable to the loss of a significant customer or a significant reduction in orders by a customer because we may be unable to quickly replace the lost or reduced sales.

We may not be able to design our products as quickly as our customers require, which could cause us to lose sales and may harm our reputation.

   Existing and potential customers typically demand that we design products for them under difficult time constraints. If we are unable to commit the necessary resources to complete a project for a potential customer within the requested timeframe, we may lose a potential sale. Our ability to design products within the time constraints demanded by a customer will depend on the number of product design professionals who are available to focus on that customer's project and the availability of professionals with the requisite level of expertise is limited. Each of our products is designed for a specific range of frequencies. Because different national governments license different portions of the frequency spectrum for the broadband wireless access market, and because communications service providers that use broadband wireless access systems license specific frequencies as they become available, we must adapt our products rapidly to use different frequencies in order to remain competitive. This design process can be difficult and time consuming, could increase our costs and could cause delays in the delivery of products to our customers, which may harm our reputation and affect the timing of our revenues.

We may not be able to manufacture and deliver our products as quickly as our customers require, which could cause us to lose sales or incur penalties and would harm our reputation.

   We may not be able to manufacture products and deliver them to our customers at the times and in the volumes they require. If we fail to manufacture and deliver products in a timely fashion, our reputation may be harmed, we may lose potential future sales and we may be forced to pay penalties to our customers. Manufacturing delays and interruptions can occur for reasons including:

  .  lack of sufficient capacity;

  . the failure of a supplier to deliver needed components on a timely basis, or with acceptable quality;

  .  labor disputes;

  .  manufacturing personnel shortages;

  .  equipment failures;

  .  natural disasters;

  .  infrastructure failures; and

  .  political instability.

   The manufacturing of our products is complex. The yield, or percentage of products manufactured that conform to required specifications, can decrease for many reasons, including materials containing impurities, equipment not functioning in accordance with requirements or human error. If our yield is lower than we expect, we may not be able to deliver products on time. As part of our growth strategy, we partially outsource the assembly of our broadband antennas and plan to continue to outsource some portions of our product manufacturing to third-party vendors. If these vendors do not provide us with high quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis. In this event, our reputation may be harmed and we may lose potential future sales.

Our reliance on TRW and other third-party semiconductor providers to manufacture our gallium arsenide devices may cause a significant delay in our ability to fill orders and limit our ability to assure product quality and control costs.

   We do not own or operate a semiconductor fabrication facility. We currently rely on the semiconductor fabrication facilities of TRW and other third parties to manufacture substantially all of the gallium arsenide devices incorporated in our products. The loss of our relationship with any of these third parties or our use of their semiconductor fabrication facilities, particularly TRW's facility, and any resulting delay or reduction in the supply of gallium arsenide devices to us, will impact our ability to fulfill customer orders and could damage our relationships with our customers. In connection with our merger with TRW Milliwave, we entered into a supply agreement with TRW for these devices and expect to obtain a substantial portion of our gallium arsenide devices from TRW in the foreseeable future. The agreement expires in March 2003. We may not be able to negotiate an extension to this agreement on favorable terms, if at all. We also may not be successful in forming alternative supply arrangements that provide us with a sufficient supply of gallium arsenide devices. Because there are limited numbers of third-party semiconductor fabrication facilities that use the particular process technologies we select for our products and have sufficient capacity to meet our needs, using alternative or additional third-party semiconductor fabrication facilities would require an extensive qualification process that could prevent or delay product shipments. Our reliance on these third-party suppliers involves several additional risks, including reduced control over manufacturing costs, delivery times, reliability and quality of the products incorporating these devices. The fabrication of semiconductor devices is a complex and precise process. There are many factors that can cause a substantial percentage of wafers to be rejected or numerous devices on a wafer to be nonfunctional including minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a semiconductor wafer, and wafer breakage.

   We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Our third-party semiconductor fabrication facilities may not be able to achieve and maintain acceptable production yields in the future. In the past, we have experienced delays in product shipments from our third-party semiconductor fabrication facilities, which in turn delayed product shipments to our customers. To the extent these suppliers suffer failures or defects, or delay deliveries to us, we could experience lost revenues, increased costs and delays in, cancellations or rescheduling of orders or shipments, any of which would harm our business.

Because of the scarcity of some components and our dependence on single suppliers for some other components, we may be unable to obtain an adequate supply of components, or we may be required to pay higher prices or to purchase components of lesser quality.

   We currently purchase a number of components, some from single source suppliers for which alternative sources are not readily available, including electronic filters, semiconductor devices, thin film circuits and circuit boards, and frequency references and housings. The market is also experiencing a shortage of carrier assemblies, critical components in many of our products. Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and lower our margins. Our single source suppliers could enter into exclusive agreements with or be acquired by one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business. Even to the extent alternative suppliers are available to us, identifying them and entering into arrangements with them is difficult and time consuming, and they may not meet our quality standards. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms. Additionally, consolidations among our suppliers could result in other sole source suppliers for us in the future.

Because we do not have long term commitments from many of our customers, we must estimate customer demand, and errors in our estimates would have negative effects on our inventory levels and revenues.

   The rapid and severe downturn for the United States economy and the telecommunications industry, beginning in late 2000, has affected growth in demand for our customers' products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is experiencing reduced demand. This decreased demand has led to fluctuating order forecasts from some of our customers, particularly those in the point-to-multipoint market. There can be no certainty as to the degree of the severity or duration of this economic downturn or the demand in the telecommunications industry. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Canada, Europe and other countries and geographic regions.

   Our sales are generally made on the basis of formal agreements and purchase orders, which may also be later modified or canceled by the customer, rather than long term purchase commitments. We have historically been required to place firm orders for products and manufacturing equipment with our suppliers up to six months prior to the anticipated delivery date and, on occasion, prior to receiving an order for the product, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates, causing excess inventory to accrue or a lack of manufacturing capacity when needed. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we would have excess inventory, which would harm our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would lose revenue opportunities, lose market share and damage our customer relationships. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and were unable to benefit from this increased demand.

Because we intend to continue expanding our manufacturing capacity in advance of demand, our manufacturing facilities are, and in the future may continue to be, underutilized, which may harm our operating results.

   As part of our strategy, we are expanding our manufacturing capacity beyond the level required for our current sales. As a result, our manufacturing facilities are and in the future may continue to be underutilized from time to time as we expand in anticipation of growth in demand. We have expanded our manufacturing capacity based on industry projections for future growth, but it is uncertain whether our strategy will prove to be accurate. Even if the broadband wireless industry experiences significant growth, we could still be unsuccessful in selling our products and growing along with the industry. If demand for our products does not increase significantly, underutilization of our manufacturing facilities will likely occur and could harm our profitability and other operating results. Conversely, if we do not expand our manufacturing capacity rapidly enough to meet demand for our products, we will lose opportunities for additional sales. Any failure to develop sufficient manufacturing capacity to meet demand would harm our market share and operating results.

Our products may contain manufacturing or design defects or may not meet our customers' performance criteria, which could harm our customer relationships, industry reputation, revenues and profitability.

   We have experienced manufacturing quality problems with our products in the past and may have similar problems in the future. As a result of these problems, we have replaced components in some products in accordance with our product warranties. Our product warranties typically last one to three years. As a result of manufacturing or design defects, we may be required to repair or replace a substantial number of products under our product warranties. Further, our customers may discover latent defects in our products that were not apparent when the warranty period expired. These defects may cause repair or replacement expenses, the loss of customers or damage to our reputation.

Any failure to appropriately protect our intellectual property could reduce or eliminate any competitive advantage we have.

   Our success will depend, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. Nevertheless, these measures may not be adequate to safeguard the proprietary technology underlying our products. The failure of any patents to provide protection to our technology might make it easier for our competitors to offer similar products and use similar manufacturing techniques. We generally enter into confidentiality and assignment of rights to inventions agreements with our employees, and confidentiality and non-disclosure agreements with our strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in other countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States. We occasionally agree to incorporate a customer's or supplier's intellectual property into our designs, in which cases we have obligations with respect to the non-use and non-disclosure of that intellectual property. In particular, under our agreement with Hughes Network Systems, they retain all rights for the production and sale of the specific products developed and produced for them for a period of time following the development phase of the agreement. Steps taken by us to prevent misappropriation or infringement of the intellectual property of our company or our customers may not be successful. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Litigation of this type could result in substantial costs and diversion of our resources.

As part of the strategy for the growth and expansion of our business, we may make acquisitions that could disrupt our business and severely harm our financial condition.

   As part of our business strategy, we may invest in or acquire other businesses, technologies or assets, or enter into strategic relationships with third parties. For future acquisitions, we may issue additional stock, incur debt, assume liabilities, incur amortization expenses related to goodwill and other intangible assets or incur large and immediate write-offs. With the exception of the integration of operations experienced following our merger with TRW Milliwave, we have no experience in integrating acquired businesses with our existing business. Our operation of any acquired businesses would involve numerous risks, including:

  .  problems combining any purchased operations with our own operations;

  .  unanticipated costs;

  .  diversion of management's attention from our core business;

  .  adverse effects on existing business relationships with customers;

  . risks associated with entering markets in which we have no or limited prior experience; and

  . the potential loss of key employees, particularly those of the purchased organization.

We depend on our key personnel. Skilled personnel in our industry are in short supply. If we are unable to retain our current personnel and hire additional qualified personnel, our ability to develop and successfully market our products would be harmed.

   We believe that our future success will depend upon our ability to attract, integrate and retain highly skilled managerial, sales and marketing, research and development and manufacturing personnel. Skilled personnel in our industry are in short supply, and this shortage is likely to continue for some time. As a result, competition for these people is intense, particularly in northern California where there is a high concentration of technology companies. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to other stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain skilled personnel, which could harm our operating results. In addition, prospective employees, given the current volatility of the stock prices of technology focused companies, could perceive the stock option component of our compensation package overly risky and require more significant salary or cash bonus incentives for that reason. We are particularly dependent on the continued employment of our senior management team and other key personnel. If one or more members of our senior management team or other key personnel were unable or unwilling to continue in their present positions, these persons would be very difficult to replace, and our business could be seriously harmed. We do not maintain "key person" life insurance policies.

Our ability to increase our sales in international markets may be limited by risks related to international trade and marketing.

   On a pro forma basis giving effect to our merger with TRW Milliwave, for the year ended December 31, 2000, 21.6% of our revenues were derived from sales invoiced and shipped to customers outside the United States. A substantial portion of our products were sold during fiscal 2000 to TRW on behalf of Nokia and Nortel Networks, which are companies located outside the United States. We also began to sell products to Nokia under direct purchase orders in fall 2000 and entered into a direct production agreement with Nokia in November 2000. In addition, some of our United States-based customers may sell products, which incorporate our products, into international markets. Adverse international economic conditions or developments could in the future negatively affect our revenues and sales by our customers into these regions, which would impact our revenues. In addition to the uncertainty as to our ability to maintain and expand our international presence, there are certain risks inherent in foreign operations, including:

  . difficulties in complying with foreign laws and regulations and obtaining foreign governmental approvals and permits;

  . delays in or prohibitions on exporting products resulting from export restrictions for our products and technologies;

  .  fluctuations in foreign currencies and the United States dollar;

  .  political and economic instability;

  .  adverse tax consequences; and

  .  seasonal reductions in business activity.

   In addition, foreign laws treat the protection of proprietary rights and intellectual property differently from laws in the United States and may not protect our proprietary rights and intellectual property to the same extent as United States laws.

Compliance with current or future environmental laws and regulations could impose significant burdens on us, which could have an adverse impact on our operating results and financial condition.

   We use a small number of hazardous substances to produce our products. If we fail to comply with present or future governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes, we may have our manufacturing operations suspended and we may be assessed fines. We may also be required to alter our manufacturing processes or even cease operations in locations where we cannot become compliant with applicable government regulation, which would result in significant costs. Governmental regulations could also require that we incur expensive remediation costs or other expenses to comply with environmental regulations. We could also face future liabilities in civil actions for violations of environmental laws and regulations. Liability for cleanup under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several. Consequently, if other parties that share responsibility with us for contamination at any site are unable to pay for their share of any damages or remediation, we may be held liable to pay for some or all of their share.

The broadband wireless access industry is new and its future is uncertain. If significant demand for this technology does not develop, we will not be able to generate significant revenues.

   Broadband wireless access technology is new and unproven in the marketplace. This technology may prove unsuitable for widespread commercial deployment, in which case it is unlikely we could generate enough revenues to obtain and sustain profitability. Many factors will influence the success or failure of broadband wireless access technology, including:

  . its capacity to handle growing demands for faster transmission of increasing amounts of video, voice and data;

  . its cost effectiveness and performance compared to other forms of broadband access, the prices and performance of which continue to improve;

  .  its reliability and security;

  .  whether the products can be manufactured in sufficient volume;

  .  its suitability for a sufficient number of geographic regions;

  . the availability of sufficient frequencies for wireless communications service providers to deploy products at commercially reasonable rates;

  . the availability of sufficient site locations for wireless communications service providers to install products at commercially reasonable rates;

  . safety and environmental concerns regarding broadband wireless transmissions; and

  . permission by domestic and international regulatory authorities to allow construction of new wireless systems.

Many competing technologies serve our target market, and if the broadband wireless access technologies upon which our products are based do not succeed as a solution for broadband access, we will not be able to sustain or grow our business.

   Providers of broadband wireless access solutions compete with providers of other high speed solutions, including digital subscriber lines, cable, fiber and other high speed wire, satellite and wireless technologies. Many of these alternative technologies use existing installed infrastructure and have achieved significantly greater market acceptance and penetration than broadband wireless access technologies. Moreover, current broadband wireless access technology has inherent technical limitations that may inhibit its widespread adoption in many areas, including the need for line-of-sight installation and reduced communication distance in bad weather. In addition, the need for communications service providers to obtain the rights to install broadband wireless access equipment on rooftops and in other locations may inhibit its widespread adoption. We expect broadband access technologies to face increasing competitive pressures from both current and future alternative technologies. In light of these factors, many communications service providers may be reluctant to invest heavily in broadband wireless access solutions and, accordingly, the market for these solutions may fail to develop or may develop more slowly than we expect. Either outcome would limit our sales opportunities and make it difficult or impossible for us to achieve profitability.

The broadband wireless access infrastructure equipment industry is intensely competitive, and our failure to compete effectively could reduce our revenues and margins.

   Competition in the market for RF subsystems for broadband wireless access systems is intense. In the markets for RF modules, transceivers and outdoor units, we primarily compete with:

                                        .  REMEC;
  .  Celeritek;


                                        .  Signal Technologies;
  .  Filtronics;


                                        .  Telaxis Communications;
  .  Infineon Technologies;


                                        .  Thales (formerly Thomson-CSF); and
  .  MTI Technology;


                                        .  WJ Communications.
  .  Raytheon;

   In the market for antennas, we primarily compete with:

  .  Andrew Corporation;                .  Radio Waves; and


  .  Electromagnetic Sciences;          .  REMEC.

  .  Nurad Technologies;

   We believe that the principal competitive factors in our industry are:

  .  technical leadership;

  .  the ability to migrate to low cost solutions;

  .  manufacturing capability and capacity;

  .  time-to-market in the design and manufacturing of products;

  .  price;

  .  product breadth;

  .  access to semiconductor materials and components; and

  .  customer support services.

   In addition to those companies listed above, with whom we may compete with directly, there are wireless systems integrators, for example, Ericsson, that design and manufacture their own RF subsystems for internal use. To the extent wireless systems integrators presently, or may in the future, produce their own RF subsystems, we lose the opportunity to gain a customer and the related sales opportunities. Many of our current and potential competitors are substantially larger than us and have greater financial, technical, manufacturing and marketing resources. If we are unable to compete successfully, our future operations and financial results would be harmed.

We must adapt to the rapid technological changes inherent in the broadband wireless access industry in order to succeed.

   In order to succeed, we must improve current products and develop and introduce new products that are competitive in terms of price, performance and quality and that adequately address the changing requirements of wireless systems integrators, their customers and subscribers and emerging industry standards. To accomplish this, we make substantial investments in the research and development of new products for and improvements to existing products. If these investments do not result in competitive products that generate large volume orders, we may be unable to generate sufficient revenues to achieve profitability. On a pro forma basis giving effect to our merger with TRW Milliwave, our research and development expenses were $12.6 million in 2000 and $10.9 million in 1999. We intend to continue to incur substantial research and development and product development expenses. It is possible that these investments will not generate product revenues sufficient to offset the original investment expense.

Government regulation of the communications industry could limit the growth of the markets that we serve or could require costly alterations of our current or future products.

   The markets that we serve are highly regulated. Communications service providers must obtain regulatory approvals to operate broadband wireless access networks within specified licensed bands of the frequency spectrum. The FCC and foreign regulatory agencies have adopted regulations that impose stringent RF emissions standards on the communications industry. Changes to these regulations may require that we alter the performance of our products. The enactment by governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect the market for our products. Although there is a present trend toward deregulation and current regulatory developments are favorable to the promotion of new and expanded wireless services, this could change at any time, and future regulatory changes could have a negative impact on us. Further, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for broadband wireless access products, generally following extensive investigation and deliberation over competing technologies. In the past, the delays inherent in this governmental approval process have caused, and in the future may cause, the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These delays could affect our ability to allocate our research and development resources effectively, cause our existing and potential customers to delay orders and otherwise harm our ability to generate revenues.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. This could cause us to become involved in costly and lengthy litigation, which could subject us to liability, prevent us from selling our products or force us to redesign our products.

   The wireless access industry is characterized by vigorous protection and pursuit of intellectual property rights. We have received and may receive in the future notices of claims of infringement of other parties' proprietary rights. For example, in the past we had inquiries that claim that some of our antenna technologies infringe upon a European patent. In addition, the invalidity of our patents may be asserted or prosecuted against us. Furthermore, in a patent or trade secret action, we could be required to withdraw the product or products as to which infringement was claimed from the market or redesign products offered for sale or under development. We have also at times agreed to indemnification obligations in favor of our customers and strategic partners that could be triggered upon an allegation or finding of our infringement of other parties' proprietary rights. These indemnification obligations would be triggered for reasons including our sale or supply to a customer or strategic partner of a product which was later discovered to infringe upon another party's proprietary rights. Irrespective of the validity or successful assertion of intellectual property claims, we would likely incur significant costs and diversion of our resources with respect to the defense of any claims. To address any potential claims or actions asserted against us, we may seek to obtain a license under a third-party's intellectual property rights. However, in such an instance, a license may not be available on commercially reasonable terms, if at all.

The market price of our common stock is likely to fluctuate.

   The price of our common stock has fluctuated widely since our initial public offering in October of 2000. The market price of our common stock can fluctuate significantly for many reasons, including:

  .  our financial performance or the performance of our competitors;

  . technological innovations or other trends or changes in the broadband wireless access industry;

  . successes or failures at significant product evaluations or site demonstrations;

  .  the introduction of new products by us or our competitors;

  .  the arrival or departure of key personnel;

  . acquisitions, strategic alliances or joint ventures involving us or our competitors;

  . changes in estimates of our performance or recommendations by securities analysts;

  . decisions by major participants in the communications industry not to purchase products from us or to pursue alternative technologies;

  . decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry; and

  . market conditions in the industry, the financial markets and the economy as a whole.

   In addition, the stock market has recently experienced extreme price and volume fluctuations, including significant volatility in the market price of our common stock in particular. These market fluctuations can be unrelated to the operating performance of particular companies and the market prices for securities of technology companies have been especially volatile. Future sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. Additionally, future stock price volatility for our common stock could provoke the initiation of securities litigation, which may divert substantial management resources and have an adverse effect on our business, operating results and financial condition. Our existing insurance coverage may not sufficiently cover all costs and claims that could arise out of any such securities litigation. We anticipate that prices for our common stock could continue to be volatile.

Our ability to achieve our business goals is substantially dependent on our access to sufficient capital.

   If we do not have sufficient capital to fund our operations, we may be forced to discontinue product development, reduce our sales and marketing efforts and forego attractive business opportunities, and we may lose the ability to respond to competitive pressures. It is possible we may need to raise additional funds in the future, and this additional financing may not be available to us in favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we issue debt securities to raise funds, we may incur significant interest expense, which would harm our profitability. The issuance of debt securities may also require us to agree to various restrictions typical of debt securities, including limitations on further borrowing and our right to pay dividends.

TRW and our officers and directors own a large percentage of our common stock and together are able to control the outcome of matters requiring stockholder approval.

   As of March 1, 2001, directors and holders of five percent or more of our outstanding common stock beneficially owned approximately 50% of our common stock. Of this percentage, TRW alone beneficially owns approximately 41% of our common stock. As a result, our executive officers, directors and five percent stockholders as a group are able to effectively control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. TRW alone is able to significantly influence matters on which the stockholders vote. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders, even if the transaction is favorable to our stockholders. In addition, because of their ownership of our common stock, these stockholders are in a position to significantly affect our corporate actions in a manner that could conflict with the interests of our public stockholders.

Our certificate of incorporation, bylaws and arrangements with executive officers contain provisions that could delay or prevent a change in control.

   We are subject to certain Delaware anti-takeover laws by virtue of our status as a Delaware corporation. These laws prevent us from engaging in a merger or sale of more than 10% of our assets with any stockholder, including all affiliates and associates of any stockholder, who owns 15% or more of our outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of our voting stock unless the board of directors approved the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock of the corporation, or the business combination is approved by our board of directors and authorized by 66 2/3% of our outstanding voting stock not owned by the interested stockholder. A corporation may opt out of the Delaware anti-takeover laws in its charter documents, however we have not chosen to do so. Additionally, our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management, including a staggered board of directors, the elimination of the ability of our stockholders to act by written consent, discretionary authority given to our board of directors as to the issuance of preferred stock, and indemnification rights for our directors and executive officers. In addition, we have an Officer Retention Plan that provides for the acceleration of vesting of a percentage of the stock options granted to our officers under certain conditions. Under this plan, an unvested portion of each officer's stock options will become vested and, in addition, severance benefits will be paid to the officer, if we undergo a change in control transaction or the officer is terminated without cause. This plan may make us a less attractive acquisition target or may reduce the amount a potential acquiror may otherwise be willing to pay for our company.

Executive Officers

   Our executive officers, including their ages as of December 31, 2000, are as follows:

             Name           Age                     Position
             ----           ---                     --------
   Edward A. Keible, Jr....  57 Chief Executive Officer, President and Director
   Donald J. Dodson, Jr....  54 Chief Operating Officer and Senior Vice President
   Bruce M. Margetson......  55 Chief Financial Officer and Senior Vice President
   Julianne M. Biagini.....  38 Vice President, Finance and Administration
   James G. Bybokas........  57 Vice President, Sales and Marketing
   John M. Mikulsky........  55 Vice President, Product Development

   Edward A. Keible, Jr. has served as our President and Chief Executive Officer and as a director since January 1994. From 1973 until 1993, Mr. Keible held various positions at Raychem Corporation, culminating in the position of Senior Vice President with specific oversight of Raychem's International and Electronics Groups. Mr. Keible has been awarded three patents in the fields of electronics and communications. Mr. Keible holds a B.A. in engineering sciences and a B.E. and an M.E. in materials science from Dartmouth College and an M.B.A. from Harvard Business School. Mr. Keible currently serves on the board of directors of the American Electronics Association.

   Donald J. Dodson, Jr. has served as our Chief Operating Officer and Senior Vice President since March 2000. From September 1998 until April 2000, Mr. Dodson served as a Vice President and the General Manager of TRW Milliwave and as a Manager of TRW's Telecommunications Programs. Prior to September 1998, Mr. Dodson held various management positions with TRW, including as a Deputy Manager of the TRW RF Products Center and Vice President of Engineering, Research and Development in TRW's Automotive Electronics Group. Mr. Dodson holds a B.S. and an M.S. in electrical engineering from Drexel University.

   Bruce M. Margetson has served as our Chief Financial Officer and Senior Vice President since March 2000. Prior to joining us, Mr. Margetson was Controller of the Wide Area Network Business Unit and Senior Manager, Corporate Planning at Cisco Systems Inc., where he served from August 1996 until March 2000. From 1991 until 1996, Mr. Margetson held various positions at Silicon Graphics, including as its European Finance Director. Prior to 1991, Mr. Margetson held positions at Network Equipment Technologies, Tekna, Raychem Corporation, Singer Company and PriceWaterhouseCoopers. Mr. Margetson holds a B.A. in economics and political science from the University of British Columbia and an M.B.A. from Stanford University.

   Julianne M. Biagini has served as our Vice President of Finance and Administration and Corporate Secretary since April 1995. Ms. Biagini joined us as our Director of Finance and Administration and Secretary in March 1994. From 1992 until 1994, Ms. Biagini was the manager of Accounting and Tax at Exponent, Inc. (formerly Failure Analysis Associates), an engineering and scientific consulting firm. Prior to 1992, Ms. Biagini worked at KPMG Peat Marwick as a tax specialist. Ms. Biagini is a C.P.A. in California with a B.S. in business administration from San Jose State University and an M.B.A. from Santa Clara University.

   James G. Bybokas has served as our Vice President of Sales and Marketing since March 1996. From 1991 until 1996, Mr. Bybokas served as the Director of Marketing for the Communications Products Division of Litton Solid State. Mr. Bybokas has also held positions as Vice President of Marketing and Product Development at Superconductor Technologies, Marketing Manager at Avantek, and Sales Manager at Varian. Mr. Bybokas holds a B.S. in electrical engineering from the University of Illinois and an M.S. in electrical engineering from New York University.

   John J. Mikulsky has served as our Vice President of Product Development since May 1996. From 1993 until 1996, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, a provider of analytical services to the semiconductor and disk drive industries. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for the Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an M.S. in Management from the Sloan School at the Massachusetts Institute of Technology.

   Executive officers serve at the discretion of our Board of Directors. There are no family relationships between any of our executive officers and members of the Board.

Item 2. Properties

   Our principal executive offices are located in Sunnyvale, California, where we lease approximately 39,000 square feet, which encompasses our headquarters and also provides space for research and design and manufacturing functions. Approximately 30,000 square feet of this space is leased under an agreement expiring January 2002, and approximately 9,000 square feet is leased under an agreement expiring November 2003. We also lease approximately 12,000 square feet in Santa Clara, California for manufacturing purposes under a lease expiring May 2001, and lease approximately 5000 square feet in Torrance, California for product design purposes, under a lease expiring in March 2006. We own two buildings comprising approximately 46,000 square feet on eight acres of land in Diamond Springs, California, which we use primarily for manufacturing purposes. This lease will expire in March 2006. We believe that our existing facilities are adequate to meet our current and near term future needs.

Item 3. Legal Proceedings

   Although we may have pending various legal actions arising in the ordinary course of business from time to time, we are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

   On October 20, 2000, we completed the initial public offering of our Common Stock. Our common stock is traded on the Nasdaq National Market under the symbol "ENWV." For all periods prior to our initial public offering, there was no established public trading market for our common stock.

   As of March 16, 2001, there were approximately 234 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock for the periods indicated.

                                                                   Price Range
                                                                   ------------
                                                                    High   Low
                                                                   ------ -----
   Fiscal 2000:
     Fourth Quarter (from October 17, 2000)....................... $20.62 $2.50
     Fiscal Year.................................................. $20.62 $2.50

   We have never declared a dividend or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business.

 Report of Use of Proceeds from Registered Offerings

   On October 16, 2000, the Securities and Exchange Commission declared effective our Form S-1 Registration Statement (File No. 333-41302) in connection with the initial public offering of an aggregate of 6,000,000 shares of our common stock. The offering commenced on October 17, 2000 and closed on October 20, 2000 (with respect to 6,000,000 shares) which shares were sold at a price of $14.00 per share for the aggregate price of $84.0 million. On November 21, 2000, we sold an additional 900,000 shares of our common stock pursuant to the exercise of the over-allotment option granted in connection with the offering. The additional 900,000 shares were sold at $14.00 per share for an aggregate price of $12.6 million. All shares were sold by the Company; there were no selling stockholders. Deutsche Bank Alex. Brown, J.P. Morgan & Co., U.S. Bancorp Piper Jaffray, and Epoch Partners were the co-managers of the offering.

   The aggregate gross proceeds from the shares sold by us on October 20 and November 21, 2000 were $96.6 million. We incurred approximately $8.8 million of expenses in connection with this offering, of which approximately $6.8 million represented underwriter's discounts and commissions and approximately
$2.0 million representing offering expenses, including legal fees, accounting fees and printing fees.

   The net proceeds will be used for general corporate purposes, including working capital, expansion of our research and development activities and to increase our manufacturing capacity. We may also use a portion of the proceeds to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. As of December 31, 2000 the entire net proceeds remain invested in short term, interest bearing investment grade securities and cash and cash equivalents pending our usage for the above mentioned purposes

Item 6. Selected Financial Data

   The following selected financial data (presented in thousands, except per share amounts), with respect to the fiscal years ended December 31, 2000, 1999 and 1998 are derived from the Company's financial statements included elsewhere in this Form 10-K; selected financial data with respect to the fiscal years ended December 31, 1997 and 1996 are derived from the Company's financial statements not included in this form 10-K. This data should be read in conjunction with the financial statements and notes thereto, as applicable, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Basis of presentation for selected financial data:

   On March 31, 2000, we merged with TRW Milliwave, a formerly wholly-owned subsidiary of TRW. We were the surviving corporation in the merger and TRW Milliwave ceased to exist as a separate legal entity. However, because we issued more than half of our outstanding capital stock to TRW in exchange for all outstanding shares in TRW Milliwave, TRW Milliwave is treated as the acquiring company for accounting purposes. As a result, our financial statements prior to the date of the merger are those of TRW Milliwave.

   Net loss per share is computed below in accordance with SFAS Statement No. ("SFAS") 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. ("SAB") 98. Pursuant to SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average numbers of shares of common stock outstanding during the period.

   In March 2000, in connection with the merger, TRW received convertible preferred stock in exchange for all outstanding shares of the common stock of TRW Milliwave. Giving effect to the merger retroactive to March 2000, no shares of common stock are outstanding. Accordingly, a basic net loss per share has not been presented for periods prior to March 2000. The net loss applicable to common stockholders subsequent to the merger represents the net loss incurred since March 2000, including the charge for purchased in-process research and development. The net loss for the fiscal year ended December 31, 2000 was $59.5 million , less the net loss for the three months ended March 31, 2000 of $2.0 million resulting in a net loss applicable to common stockholders subsequent to the merger in March 2000 of $57.5 million. The shares used in computing the net loss per share is the weighted average shares outstanding since the merger. Since we incurred losses for all periods presented, the convertible preferred stock would be anti-dilutive and accordingly, diluted net loss per share has not been presented.

                                           Years Ended December 31,
                                    ------------------------------------------
                                      2000     1999     1998     1997    1996
                                    --------  -------  -------  ------  ------
                                     (In thousands, except for per share
                                                    data)
Revenue............................ $ 41,232  $12,419  $ 7,030  $5,250  $5,435
Cost of product revenues...........   52,538   11,221    5,992   4,350   3,838
Operating expenses.................   50,437    4,232    4,786   1,860   1,590
Income (loss) from operations......  (61,743)  (3,034)  (3,748)   (960)      7
Net income (loss)..................  (59,541)  (2,516)  (2,898)   (761)     20
Net loss applicable to common
 stockholders subsequent to the
 merger............................  (57,536)     --       --      --      --
Basic and diluted net loss per
 share.............................    (5.94)     --       --      --      --
Financial position:
  Total assets.....................  250,665   25,121   16,361  13,272   3,995
  Long term obligations, less
   current portion.................    5,015      --       --      --      --
  Cash dividends...................      --       --       --      --      --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. The following discussion should be read together with our financial statements and notes to those financial statements included elsewhere in this Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.

Overview

   Our revenues consist of product revenues and development fees. Product revenues are generated through sales of our custom and standard RF subsystem products to wireless systems integrators and equipment manufacturers and are recognized upon product shipment when title passes. We sell our products through our direct sales force and internationally through our network of independent sales representatives. Development fees are generated by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Any up-front development fees paid under a development contract are recognized ratably over the expected term of the contract, except that in no event are revenues recognized prior to becoming billable under the terms of the contract. These agreements, which we enter into with key customers from time to time if we expect them to result in a significant product order, are for specific projects and are non-recurring. We expect development fees to represent a decreasing percentage of our total revenues in future periods.

   We depend, and expect to remain dependent, on a small number of wireless systems integrators for sales of our products. For the year fiscal year ended December 31, 2000, sales attributable to Nokia, Nortel Networks, Hughes Network Systems and Rockwell International accounted for 33%, 25%, 18% and 10%, respectively. During 2000, we had production contracts with TRW, under which we delivered products to Nokia and Nortel Networks in satisfaction of TRW's direct contractual obligations. In November 2000 we entered into a production agreement for RF subsystems directly with Nokia. Our agreement with TRW under which we delivered products directly to Nortel Networks in satisfaction of TRW's direct contractual obligations expired in October 2000, together with TRW's corresponding agreement with Nortel Networks. We presently have no direct customer relationship with Nortel Networks, either directly or indirectly, and cannot predict whether Nortel Networks will remain a significant customer of ours in the future, or at all. We also cannot predict whether any significant customer in prior periods will continue to be a significant customer in 2001 or future periods.

   The rapid and severe downturn for the United States economy and the telecommunications industry, beginning in late 2000, has affected growth in demand for our customers' products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is experiencing reduced demand. This decreased demand has led to fluctuating order forecasts from some of our customers, particularly those in the point-to-multipoint market. There can be no certainty as to the degree of the severity or duration of this economic downturn or the demand in the telecommunications industry. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Canada, Europe and other countries and geographic regions.

   On March 31, 2000, we merged with TRW Milliwave, a formerly wholly-owned subsidiary of TRW. We were the surviving corporation in the merger and TRW Milliwave ceased to exist as a separate legal entity. However, because we issued more than half our outstanding shares of capital stock to TRW in exchange for all outstanding shares of TRW Milliwave, TRW Milliwave was treated as the acquiring company for accounting purposes. However, when we refer to our business or other corporate activities prior to March 31, 2000, the date of the merger, we are generally referring to our business and corporate activities prior to our merger with TRW Milliwave unless otherwise specified. When we refer to our results on a pro forma basis, we have combined the historical statements of operations for TRW Milliwave and Endgate as discussed in Note 16 to the Financial Statements.

   Our merger with TRW Milliwave was accomplished through a tax free reorganization under the Internal Revenue Code. As such, the respective tax bases in assets and liabilities carried over to the combined company with no step-up in basis. Therefore, the amortization of intangible assets resulting from the merger, including goodwill, is not deductible for tax purposes. Since inception, we have incurred net losses and therefore generated significant net operating loss carryforwards. Historically, these carryforwards were not reflected on our balance sheet as an asset because they were fully reserved due to uncertainty about our ability to utilize these loss carryforwards. Our merger with TRW Milliwave imposed limitations on our ability to utilize these pre-existing net operating loss carryforwards. Generally accepted accounting principles require that deferred tax liabilities be recorded for identifiable intangible assets acquired in a business combination accounted for as a purchase. The deferred tax asset related to net operating loss carryforwards is greater than the deferred tax liabilities related to the identifiable intangible assets acquired. A valuation allowance has been provided to eliminate the net deferred tax asset because ultimate realization is uncertain. Because TRW Milliwave was a wholly-owned subsidiary of TRW, and therefore part of the consolidated TRW tax return prior to merging with us, TRW was able to utilize Milliwave's net operating losses in the consolidated income tax return of TRW for periods prior to March 2000, leaving TRW Milliwave with no net operating loss carryforwards.

   On January 29, 2001, our Board of Directors approved a restructuring plan related to the transition of all manufacturing activities from our Sunnyvale, California facility to our Diamond Springs, California facility. Costs associated with the transition are retention and severance payments, professional fees, and lease losses, and are expected to be substantially paid within the fiscal year ending December 31, 2001. In connection with our decision to transition our base of manufacturing operations to Diamond Springs, approximately 130 of our employees will be required to relocate in order to retain their present positions. In the event any of these employees are unable to relocate, we will provide for severance payments to these employees commensurate with their positions.

Results of Operations

   Fiscal year ended December 31, 2000 compared to fiscal year ended December 31, 1999

   Revenues. Product revenues were $39.8 million for 2000, a 221% increase from $12.4 million in 1999. The increase is primarily attributable to an increase in the number of transceiver and antenna products sold. Development fees were $1.4 million for 2000. There were no development fees in 1999. The development fees recorded in 2000 were attributable to development of a custom designed product for Hughes Network Systems. We expect development fees to represent a decreasing percentage of our total revenues in future periods.

 Costs and expenses

   Cost of product revenues. Cost of product revenues consists primarily of the costs of direct materials and labor utilized to assemble and test our products, costs associated with procurement, production control, quality assurance and manufacturing engineering, costs associated with maintaining our manufacturing facilities and costs associated with warranty returns. Cost of product revenues for 2000 was $52.5 million, a 369% increase from $11.2 million in 1999. The increase in costs was attributable primarily to a significant increase in the number of RF subsystems and antenna products sold and investments made during 2000 to increase our manufacturing capacity. On a pro forma basis, our cost of product revenues has historically exceeded our product revenues due in part to the low volumes of products we have sold and our investments in increasing manufacturing capacity.

   Research and development expenses. Research and development expenses for 2000 were $9.7 million, an increase from $326,000 for 1999. The increase noted for 2000 as compared to 1999 was due to our merger with TRW Milliwave, as well as hiring of additional engineering personnel as our production and sales activities have grown. Because the market for our products is characterized by rapidly changing technology, industry standards and customer demands, we expect our research and development expenses to continue to increase in future periods.

   Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, facilities and human resources personnel; professional fees; and promotional activities. Selling, general and administrative expenditures for 2000 were $8.0 million, a 233% increase from $2.4 million for 1999. This increase was partly due to the increase attributable to our combined operations following our merger with TRW Milliwave in March 2000, as well as the hiring of additional sales and administrative personnel as our production and sales activities have grown. We anticipate that selling, general and administrative expenses will continue to increase in future periods for the reasons mentioned above.

   Amortization of intangible assets. Our merger with TRW Milliwave was recorded using the purchase method of accounting. In connection with the merger, we recorded goodwill of $80.2 million and other intangible assets of $23.6 million. We are amortizing goodwill and other intangible assets acquired on a straight-line basis over five to six years. Amortization of intangibles for 2000 was $14.8 million, an 887% increase from $1.5 million for 1999. The increase is attributable to the amortization of goodwill and other intangible assets associated with the merger.

   In-process research and development expense. In connection with our merger with TRW Milliwave, we allocated $11.7 million to in-process-research and development expense. In determining the total consideration, as well as the allocation of the purchase price including the amount of in-process research and development, TRW Milliwave considered as part of their analysis an appraisal prepared for TRW's Space and Electronics Group by American Appraisal Associates, Inc., an independent appraisal firm that used established valuation techniques appropriate for the high technology industry. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

   Amortization of deferred stock compensation. Deferred stock compensation charges consist of charges related to the difference between deemed fair market values on the date of employee option grants and the option exercise price. Amortization of deferred stock compensation for 2000, was $6.2 million. There was no deferred stock compensation charge in 1999.

   Other income and expense. Interest income for 2000 was $2.2 million. There was no interest income for 1999. The increase in interest income in 2000 was due to the proceeds from the sale of common stock during our initial public offering, which was invested in short-term interest bearing securities. We expect interest income to decrease in the short-term as cash is depleted in 2000 and if interest rates decline. Interest expense in 2000 was $492,000 representing interest paid on capital leases. There were no capital lease arrangements in 1999.

 Fiscal year ended December 31, 1999 compared to fiscal year ended December 31, 1998

 Revenues

   Product revenues were $12.4 million for 1999, a 77% increase from $7.0 million for 1998. The increase in product revenues was primarily attributable to the commencement of manufacturing of products for Nokia and Nortel Networks in 1999.

 Costs and expenses

   Cost of product revenues. Cost of product revenues for 1999 was $11.2 million, a 87% increase from $6.0 million in 1998. The increase in costs was attributable primarily to growth in revenues and costs associated with the introduction of automated manufacturing processes for our products.

   Research and development expenses. Research and development expenditures for 1999 were $326,000, a 14% increase from $286,000 in 1998. The increase in 1999, as compared to 1998 was associated with hiring of additional design personnel in order to increase research and development capabilities.

   Selling, general and administrative expenses. Selling, general and administrative expenditures for 1999 was $2.4 million, a 20% decrease from $3.0 million in 1998. This decrease was primarily attributable to one-time personnel relocation expenses incurred in 1999.

   Amortization of intangible assets. The acquisition of TRW Milliwave by TRW in 1997 was recorded using the purchase method of accounting. In connection with the acquisition, TRW Milliwave recorded goodwill of approximately $9.2 million and is amortizing goodwill over six years. Amortization of intangibles was $1.5 million for 1999, reflecting no change from the same amount in 1998.

Liquidity and Capital Resources

   Our principal source of liquidity as of December 31, 2000 consisted of approximately $100.6 million in cash, cash equivalents and short-term investments. Prior to our merger in March 2000, we financed our operations through private sales of debt and equity securities, bank borrowings and equipment lease financing; and TRW Milliwave primarily financed its operations and funded its capital expenditures through operating cash and investments by its parent company, TRW. In October 2000, we completed an initial public offering that resulted in net proceeds of approximately $87.8 million.

   During 2000, we used $27.2 million in operating activities. The use of cash in 2000 was primarily due to an increased operating loss, an increase in inventories, and an increase in accounts receivable offset by an increase in accounts payable and accrued liabilities and non-cash charges for depreciation and amortization. We anticipate that accounts receivable and accounts payable will continue to increase in the future if our business continues to grow and revenues continue to rise.

   The cash advances provided to TRW Milliwave by TRW during 1999 and 1998 exceeded net cash flow from operations of TRW Milliwave. In the aggregate, net advances from TRW totaled $7.0 million and $6.0 million during 1999 and 1998. This compares to net cash provided by operations of TRW Milliwave of $472,000 in 1999 and cash used in operations of $2.3 million in 1998.

   Investing activities used $39.5 million in 2000 as compared to $7.4 million in 1999 and $2.0 million in 1998. Capital expenditures were $13.0 million in 2000 compared to $7.4 million in 1999 and $2.0 million in 1998. Capital expenditures in 2000 consisted primarily of purchases of computer and manufacturing equipment and tenant improvements related to our new research and development facility. We expect our capital expenditures to decrease in the near term as we have made significant capital investments recently and presently have excess capacity. In 2000, we invested $26.5 million of the proceeds from our initial public offering in short-term investments while keeping the balance in cash and cash equivalents.

   Financing activities in 2000 provided $140.4 million of cash, as compared to providing $7.0 million in cash in 1999 and $4.1 million in 1998. Financing activities in 2000 included our receipt of $87.8 million in net proceeds from our initial public offering in fall 2000, net cash acquired of $20.9 million and $20.0 million in proceeds from our issuance of preferred stocks, each in conjunction with our merger in March 2000, our sale of common stock for proceeds of $6.0 million, net advances from TRW of $6.0 million, $1.1 million in proceeds from the exercise of warrants to purchase our stock and the exercise of employee stock options, and payments under capital lease obligations of $1.4 million. The increase from financing activities in 1999 compared to 1998 was due primarily to increased advances of funds by TRW.

   We believe that our existing cash and investment balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next year. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us.

Derivatives and Financial Instruments
(Item 7a. Quantitative and Qualitative Disclosures About Market Risk)

Disclosure about Market Risk

   The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are exposed to risks and uncertainties, many of which are out of our control. Actual results could vary materially as a result of a number of factors including those discussed in Item 1, "Business-Risk Factors," as well as Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   As of December 31, 2000, we had cash and cash equivalents of $74.1 million. Substantially all of this figure consists of highly liquid investments with a remaining maturity at the date of purchase of less than 90 days. In addition, we have short-term investments of $26.6 million, which consist primarily of highly liquid investment grade commercial paper and government securities. All of these amounts are exposed to interest rate risk and will decrease in value if market interest rates should increase. A hypothetical increase or decrease in market interest rates by 10 percent from December 31, 2000 would cause the fair value of these instruments to decline by an insignificant amount. Due to the short duration of these investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.

   We do not have any material equity investments. Therefore, we do not currently have any direct equity price risks.

   Currently, all sales to international customers are denominated in United States dollars and, accordingly we are not exposed to foreign currency rate risks in connection with these sales. However, a strengthening dollar could make the Company's products less competitive in foreign markets and thereby lead to a decrease in revenues attributable to international customers.

Item 8. Financial Statements and Supplementary Data

                         Index to Financial Statements

                                                                           Page
                                                                          Number
                                                                          ------
Report of Ernst & Young LLP, Independent Auditors........................   29
Balance Sheets...........................................................   30
Statements of Operations.................................................   31
Statement of Stockholders' Equity........................................   32
Statements of Cash Flows.................................................   33
Notes to Financial Statements............................................   34

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Endwave Corporation

   We have audited the accompanying balance sheets of Endwave Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endwave Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Palo Alto, California
January 29, 2001

                              ENDWAVE CORPORATION

                                 BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
                           assets
Current assets:
  Cash and cash equivalents.................................  $ 74,061  $   373
  Short-term investments....................................    26,559      --
  Accounts receivable, net of allowance for doubtful
   accounts of $248 in 2000 and $81 in 1999.................     7,761    1,343
  Accounts receivable from affiliates.......................       --     1,981
  Inventories...............................................    19,828    4,666
  Other current assets......................................     1,364      137
                                                              --------  -------
    Total current assets....................................   129,573    8,500
Property, plant and equipment, net of accumulated
 depreciation...............................................    25,077   10,877
Goodwill, net of accumulated amortization of $15,067 in 2000
 and $3,456 in 1999.........................................    74,667    5,744
Other intangible assets, net of accumulated amortization....    20,612      --
Other assets................................................       736      --
                                                              --------  -------
                                                              $250,665  $25,121
                                                              ========  =======
            liabilities and stockholders' equity
Current liabilities:
  Accounts payable and bank overdraft.......................  $ 12,404  $ 3,707
  Accounts payable to affiliates............................     1,384    2,169
  Accrued compensation and related liabilities..............     2,551      391
  Deferred revenue..........................................       252      --
  Capital lease obligations, current portion................     2,707      --
  Other current liabilities.................................     1,722      514
                                                              --------  -------
    Total current liabilities...............................    21,020    6,781
Deferred revenue............................................       251      --
Deferred income taxes.......................................       --       327
Capital lease obligations, less current portion.............     4,764      --
Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock: $0.001 par value; 27,000,000
   shares authorized and none issued and outstanding........       --       --
  Common stock, $0.001 par value per share; 50,000,000
   shares authorized, 34,121,755 issued and outstanding in
   2000 and none issued and outstanding in 1999.............        34      --
  Additional paid-in capital................................   304,072   10,858
  Advances from TRW, Inc....................................       --    13,047
  Deferred stock compensation...............................   (14,043)     --
  Accumulated deficit.......................................   (65,433)  (5,892)
                                                              --------  -------
    Total stockholders' equity..............................   224,630   18,013
                                                              --------  -------
                                                              $250,665  $25,121
                                                              ========  =======

                            See accompanying notes.

                              ENDWAVE CORPORATION

                            STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                    Year ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   ---------  -------  -------
Revenues:
  Product revenues ($15,472, $7,017 and $973 from
   affiliates, respectively)...................... $  39,799  $12,419  $ 7,030
  Development fees................................     1,433      --       --
                                                   ---------  -------  -------
    Total revenues................................    41,232   12,419    7,030
Costs and expenses:
  Cost of product revenues ($16,421, $5,679, and
   $569 from affiliates, respectively)............    52,538   11,221    5,992
  Research and development ($781, $0, and $0 from
   affiliates, respectively)......................     9,739      326      286
  Selling, general and administrative ($310, $500,
   and $200 from affiliates, respectively)........     7,984    2,370    2,964
  Amortization of goodwill and other intangible
   assets.........................................    14,839    1,536    1,536
  In-process research and development.............    11,700      --       --
  Amortization of deferred stock compensation.....     6,175      --       --
                                                   ---------  -------  -------
    Total costs and expenses......................   102,975   15,453   10,778
                                                   ---------  -------  -------
Loss from operations..............................   (61,743)  (3,034)  (3,748)
Interest income...................................     2,154      --       --
Interest expense..................................      (492)     --       --
Other expense.....................................       (87)     --       --
                                                   ---------  -------  -------
Loss before income taxes..........................   (60,168)  (3,034)  (3,748)
Income tax benefit................................       627      518      850
                                                   ---------  -------  -------
Net loss.......................................... $ (59,541) $(2,516) $(2,898)
                                                   =========  =======  =======
Net loss applicable to common stockholders
 subsequent to the March 2000 merger.............. $ (57,536)
                                                   =========
  Basic and diluted net loss per share............ $   (5.94)
                                                   =========
  Shares used in computing of basic and diluted
   net loss per share............................. 9,693,955
                                                   =========


                            See accompanying notes.

                              ENDWAVE CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                            Advances  Additional   Deferred
                          Preferred  Common   From     Paid-In      Stock     Accumulated
                            Stock    Stock  TRW Inc.   Capital   Compensation   Deficit    Total
                          ---------  ------ --------  ---------- ------------ ----------- --------
Balance at December 31,
 1997...................  $     --    $ --  $    251   $ 10,858    $    --     $   (478)  $ 10,631
 Net transfers from TRW
  Inc...................        --      --     5,748        --          --          --       5,748
 Net loss...............        --      --       --         --          --       (2,898)    (2,898)
                          ---------   ----  --------   --------    --------    --------   --------
Balance at December 31,
 1998...................        --      --     5,999     10,858         --       (3,376)    13,481
 Net transfers from TRW
  Inc...................        --      --     7,048        --          --          --       7,048
 Net loss...............        --      --       --         --          --       (2,516)    (2,516)
                          ---------   ----  --------   --------    --------    --------   --------
Balance as of December
 31, 1999...............        --      --    13,047     10,858         --       (5,892)    18,013
 Net transfers from TRW
  Inc...................        --      --     5,993        --          --          --       5,993
 Issuance of preferred
  stock.................     19,985     --       --         --          --          --      19,985
 Recapitalization in
  connection with the
  March 2000 merger.....    167,182      1   (19,040)    (9,143)        --          --     139,000
 Exercise of stock
  options...............        --      --       --          83         --          --          83
 Deferred stock
  compensation..........        --      --       --      20,218     (20,218)        --         --
 Amortization of
  deferred stock
  compensation..........        --      --       --         --        6,175         --       6,175
 Exercise of warrants to
  purchase stock........      1,066    --        --         --          --          --       1,066
 Conversion of preferred
  stock in connection
  with initial public
  offering..............   (188,233)    26       --     188,207         --          --         --
 Issue of common stock..        --     --        --       6,000         --          --       6,000
 Issuance of common
  stock in connection
  with initial public
  offering, net of
  expenses of $8,744....        --       7       --      87,849         --          --      87,856
 Net loss...............        --      --       --         --          --      (59,541)   (59,541)
                          ---------   ----  --------   --------    --------    --------   --------
Balance as of December
 31, 2000...............  $     --    $ 34  $    --    $304,072    $(14,043)   $(65,433)  $224,630
                          =========   ====  ========   ========    ========    ========   ========


                            See accompanying notes.

                              ENDWAVE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     --------  -------  -------
Operating activities:
  Net loss.........................................  $(59,541) $(2,516) $(2,898)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation....................................     3,483      730      233
   Amortization of goodwill and other intangible
    assets.........................................    14,875    1,536    1,536
   Amortization of deferred stock compensation.....     6,175      --       --
   In-process research and development.............    11,700      --       --
   Deferred income taxes...........................      (327)   1,031     (660)
   Non-cash charge, other..........................         9      --       --
   Changes in operating assets and liabilities:
     Accounts receivable...........................    (6,897)     133     (795)
     Accounts receivable, affiliates...............     5,383     (180)     --
     Inventories...................................   (11,607)  (2,285)  (1,669)
     Other assets..................................    (1,903)     (92)      66
     Bank overdraft................................       --     2,278      --
     Accounts payable..............................     4,441       52    1,136
     Accounts payable, affiliates..................      (785)     --       --
     Other accrued liabilities.....................     8,003     (215)     703
     Deferred revenue..............................      (202)     --       --
                                                     --------  -------  -------
  Net cash (used in) provided by operating
   activities......................................   (27,193)     472   (2,348)
Investing activities:
  Purchases of property, plant and equipment.......   (12,986)  (7,430)  (2,031)
  Purchases of short-term investments..............   (26,559)     --       --
                                                     --------  -------  -------
  Net cash used in investing activities............   (39,545)  (7,430)  (2,031)
Financing activities:
  Payments under capital lease obligations.........    (1,439)     --       --
  Payment of debt..................................       --       --    (1,866)
  Net advances from TRW Inc........................     5,993    7,048    5,999
  Net cash acquired in conjunction with the
   acquisition of Endgate Corporation (renamed
   Endwave Corporation)............................    20,882      --       --
  Net proceeds from issuance of preferred stock in
   conjunction with the acquisition of Endgate
   Corporation (renamed Endwave Corporation).......    19,985      --       --
  Proceeds from exercises of warrants .............     1,066      --       --
  Proceeds from exercises of stock options ........        83      --       --
  Proceeds from stock issuance.....................     6,000      --       --
  Proceeds from stock sold in initial public
   offering........................................    87,856      --       --
                                                     --------  -------  -------
  Net cash provided by financing activities........   140,426    7,048    4,133
                                                     --------  -------  -------
  Net increase (decrease) in cash and cash
   equivalents.....................................    73,688       90     (246)
   Cash and cash equivalents at beginning of year..       373      283      529
                                                     --------  -------  -------
   Cash and cash equivalents at end of year........  $ 74,061  $   373  $   283
                                                     ========  =======  =======
Supplemental disclosure of cash flow information:
  Cash paid for interest...........................  $    492  $   --   $   --
                                                     ========  =======  =======
Supplemental non-cash investing and financing
 activity:
  Property and equipment acquired under capital
   leases..........................................  $  7,232  $   --   $   --
                                                     ========  =======  =======

                            See accompanying notes.

                              ENDWAVE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            DESCRIPTION OF BUSINESS

1. Basis of Presentation

   On March 31, 2000, Endgate Corporation ("Endgate") merged with TRW Milliwave Inc., a formerly wholly-owned subsidiary of TRW Inc. In the merger, TRW Milliwave Inc. merged into Endgate and Endgate issued 13,963,063 shares of its capital stock to TRW Inc. in exchange for TRW's shares in TRW Milliwave Inc. As a result, Endgate was the surviving corporation in the merger and TRW Milliwave Inc. ceased to exist as a separate legal entity. In connection with the merger, the combined company was renamed Endwave Corporation (referred to below as "the Company" or "Endwave"). Because TRW Inc. owned more than half of Endgate's outstanding capital stock immediately after the merger, TRW Milliwave Inc. is treated as the acquiring company for accounting purposes. As a result, Endgate ceased to be a separate accounting entity as of the date of the merger, and the combined company's financial statements prior to the merger are those of TRW Milliwave Inc.

   The accompanying audited financial statements are based on the historical financial information of TRW Milliwave Inc. through March 31, 2000, and the combined results of both TRW Milliwave Inc. and Endgate since that date, using the purchase method of accounting. See Note 16.

2. Summary of Significant Accounting Policies

Revenue Recognition and Warranty

   The Company recognizes product revenue at the time title passes, which is upon product shipment and provides for estimated warranty expense at the time of sale. The Company's customers are primarily wireless systems integrators and equipment manufacturers who integrate the Company's products into their products. There are no significant acceptance requirements or post-shipment obligations on the part of Endwave. The Company recognizes development fees ratably over the estimated term of the development period. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production period. In no event are revenues recognized prior to becoming payable by the customer. The costs incurred under these agreements are included in research and development expenses.

Cash Equivalents and Short-Term Investments

   The Company considers all highly-liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Investments with maturities between 90 days and twelve months are classified as short term investments and are carried at amortized cost as the Company has the intent and ability to hold these investments until maturity.

   The Company invests its excess cash primarily in highly liquid investment grade commercial paper and money market accounts with United States banks and in short-term investments.

Inventories

   Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Property, Plant and Equipment

   Property, plant and equipment is stated at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, ranging from three to thirty years.

                              ENDWAVE CORPORATION

Amortization of Purchased Intangibles

   The company amortizes purchased intangibles over their estimated useful lives as follows (in years):

                                                                      Estimated
                                                                     Useful Life
                                                                     -----------
   Purchased technology.............................................       6
   Customer list....................................................       5
   Acquired workforce...............................................       5
   Goodwill.........................................................       6

Accounting for the Impairment of Long-Lived Assets

   In accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," the Company records write-downs on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the net undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In those circumstances, the amount of the write down is determined based on the difference between the fair value and the carrying value of the underlying assets.

Income Taxes

   Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   The merger of TRW Milliwave with and into Endgate was accomplished through a tax free reorganization under the Internal Revenue Code. As such, Endgate's and TRW Milliwave's tax basis in their assets and liabilities carried over to Endwave with no step-up in basis. Therefore, the amortization of intangible assets resulting from the merger, including goodwill, is not deductible for tax purposes. Since inception, Endgate incurred net losses and therefore generated significant net operating loss carryforwards. These carryforwards were not reflected on Endgate's balance sheet as an asset because they were fully reserved due to uncertainty about Endgate's ability to utilize these loss carryforwards. The merger with TRW Milliwave imposed limitations on the combined company's ability to utilize these pre-existing net operating loss carryforwards. Generally accepted accounting principles require that deferred tax liabilities be recorded for identifiable intangible assets acquired in a business combination accounted for as a purchase. The deferred tax asset related to net operating loss carryforwards is greater than the deferred tax liabilities related to the identifiable intangible assets acquired. A valuation allowance has been provided to eliminate the net deferred tax asset because ultimate realization is uncertain. Because TRW Milliwave was a wholly-owned subsidiary of TRW, and therefore part of the consolidated TRW tax return prior to merging with Endgate, TRW was able to utilize TRW Milliwave's net operating losses in the consolidated income tax return of TRW for periods prior to March 31, 2000, leaving TRW Milliwave with no net operating loss carryforwards.

Stock Based Compensation

   The Company has elected to account for stock option grants to employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, to adopt the disclosure-only provisions as permitted under Financial Accounting Standards Board's Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

                              ENDWAVE CORPORATION

   In connection with the grant of stock options to employees prior to the initial public offering, Endwave recorded deferred stock compensation within stockholders' equity of approximately $20,218,000, representing the difference between the deemed fair value of the common stock for financial statement presentation purposes and the option exercise price of these options at the date of grant. Deferred stock compensation is amortized using the accelerated method over the vesting period of the related options, generally four years.

Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments and Concentration of Credit Risk

   The estimated fair values of cash, investments, accounts receivable, accounts payable, and accrued expenses approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, investments, and trade accounts receivable.

   The Company maintains cash and cash equivalents and short-term investments with various financial institutions and corporate issuers. These companies are located throughout the country and the Company's policy is designed to limit exposure to any one institution or issuer. The Company performs periodic evaluations of the relative credit standing of those financial institutions with which the Company maintains accounts. The Company does not require collateral on these financial instruments.

   The Company sells its products primarily to wireless systems integrators and equipment manufacturers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have historically been immaterial and within management's expectations. Concentrations of credit risk with respect to trade accounts receivable are due to the few number of entities comprising the Company's customer base. The Company does not require collateral for trade accounts receivable, and, therefore, the Company could record losses up to $7.8 million as of December 31, 2000, if these customers fail to pay.

   Product revenue in 2000 was substantially attributable to three major customers that made up 33%, 25% and 18% of total revenue. As of December 31, 2000, the Company's receivables from these same customers totaled $5.8 million.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 133 "Accounting for Derivative Financial Instruments and Hedging Activities" and in June 2000 the FASB issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." These Statements establish methods of accounting for derivative financial instruments and hedging activities. The Company will adopt SFAS 133 and 138 in the first quarter of 2001. Because Endwave currently holds no derivative financial instruments and does not engage in hedging activities, adoption of these Statements will not have a significant impact on Endwave's financial position, results of operations or cash flows.

                              ENDWAVE CORPORATION

   In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

Reclassification

   Certain amounts in prior years have been reclassified to conform to the current presentation.

3. Inventories

   Inventories are comprised of the following at December 31 (in thousands):

                                                              2000     1999
                                                             -------  -------
   Raw materials............................................ $16,416  $ 1,787
   Work in process..........................................   2,015    2,598
   Finished goods...........................................   1,397      281
                                                             -------  -------
                                                             $19,828  $ 4,666
                                                             =======  =======

4. Property, Plant and Equipment

   Property, plant and equipment consists of the following at December 31 (in thousands):

                                                              2000     1999
                                                             -------  -------
   Land..................................................... $   200  $   200
   Building.................................................   3,578    2,294
   Computer equipment.......................................     782      795
   Software.................................................   1,076      597
   Furniture and fixtures...................................     254      --
   Leasehold improvements...................................     247      --
   Laboratory, demonstration and manufacturing equipment....  23,290    8,002
                                                             -------  -------
                                                              29,427   11,888
   Less accumulated depreciation (including amortization of
    assets held under capital leases).......................  (4,350)  (1,011)
                                                             -------  -------
   Property, plant and equipment, net....................... $25,077  $10,877
                                                             =======  =======

                              ENDWAVE CORPORATION

5. Intangible assets

   Intangible assets consists of the following at December 31 (in thousands):

                                                                   2000    1999
                                                                  -------  ----
   Patent........................................................ $   457  $ --
   Purchased technology..........................................  21,000    --
   Customer list.................................................   2,600    --
                                                                  -------  ----
                                                                   24,057    --
   Less accumulated amortization.................................  (3,445)   --
                                                                  -------  ----
   Intangible assets, net........................................ $20,612  $ --
                                                                  =======  ====

6. Net Loss Per Share

   The Company computes net loss per share in accordance with FASB Statement No. 128, "Earnings per Share" (FAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provision of FAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average numbers of shares of common stock outstanding during the period.

   In connection with the merger, TRW received convertible preferred stock in exchange for all of the common stock of TRW Milliwave. Giving effect to the merger retroactive to March 2000, the Company has no outstanding common stock. Accordingly, a basic net loss per share has not been presented for periods prior to March 2000. The net loss applicable to common stockholders subsequent to the merger represents the net loss incurred since March 2000, including the charge for purchased in-process research and development. The net loss for the year ended December 31, 2000 was $59.5 million, less the net loss for the three months ended March 2000 of $2.0 million results in the net loss applicable to common stockholders subsequent to the merger of $57.5 million. The shares used in computing the net loss per share is the weighted average shares outstanding since the merger date. Since the Company incurred losses for all periods presented, the convertible preferred stock would be anti-dilutive and accordingly, diluted net loss per share has not been presented.

   Common equivalent shares, totaling 21.7 million in 2000 (computed using the treasury stock method), from the exercise of stock options, warrants and convertible securities have been excluded from the net loss per share calculations as their effect would be anti-dilutive due to the Company's reported net loss.

7. Comprehensive Income (Loss)

   The Company had no items of other comprehensive income (loss) during the years ended December 31, 2000, 1999 and 1998, and accordingly, comprehensive income (loss) is the same as the net loss.

8. Research and Development Expenses

   Research and development of expenses of $9.7 million in 2000, $326,000 in 1999 and $286,000 in 1998, were charged to operating expense as incurred.

                              ENDWAVE CORPORATION

9. Segment Disclosures

   The Company operates in a single segment. The Company's geographic sales for the years ended December 31 were as follows (in thousands except for percentages):

                                         2000           1999           1998
                                     -------------  -------------  ------------
   United States.................... $30,469  76.6% $12,419 100.0% $7,030 100.0%
   Europe...........................   9,330  23.4%     --    --      --    --
                                     ------- -----  ------- -----  ------ -----
     Total.......................... $39,799 100.0% $12,419 100.0% $7,030 100.0%
                                     ======= =====  ======= =====  ====== =====

10. Stockholders' Equity

   Effective March 31, 2000, Endwave issued 13,963,063 shares of its Series T-1 preferred stock to TRW Inc. in connection with the merger of TRW Milliwave Inc. and Endgate Corporation. In return for the issuance of the shares to TRW Inc., Endwave acquired all outstanding shares in TRW Inc.'s formerly wholly owned subsidiary, TRW Milliwave Inc., plus cash in the amount of $20.0 million.

   Also in connection with the merger, the Company exchanged all outstanding shares of its Series A through Series G preferred stock for shares of its Series E-1 through Series E-7 preferred stock. The number of shares of Series E-1 through E-7 preferred stock issued in exchange for the Series A through G preferred stock was equivalent to the number of shares of common stock into which the Series A through G preferred stock was convertible immediately prior to the exchange, and did not result in additional proceeds to the Company. In connection with the merger, TRW Inc. was given the right to elect two members to the Company's board of directors; this right expired upon the consummation of the Company's initial public offering in fall 2000.

   On October 2, 2000, the Company issued 429,000 shares of common stock to a potential customer for total cash consideration of approximately $6.0 million.

   In connection with the Company's initial public offering in fall 2000, all shares of the Company's preferred stock were converted to common stock on a one for one basis. Certain of these shares of common stock issued upon the conversion are subject to resale restrictions.

   At December 31, 2000, the Company had reserved 8,523,277 shares of common stock for issuance in connection with its stock option plans, 400,000 shares in connection with its employee stock purchase plan and 6,250 shares for outstanding stock purchase warrants.

   As of October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per an offering period under the plan. The price paid for the Company's common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company's common stock on the date of commencement of participation by an employee in an offering under the plan, or the date of purchase. The Company has not yet issued any shares under this plan.

                              ENDWAVE CORPORATION

   A summary of common stock activity in number of shares during 2000 was as follows:

                                                         Common    Preferred
                                                         Stock       Stock
                                                       ---------- -----------
   As of January 1, 2000..............................        --          --
   Recapitalization in connection with the March 2000
    merger............................................    633,358  11,918,239
   Issuance of preferred stock to TRW Inc. in March
    2000..............................................        --   13,963,063
   Exercise of stock options..........................     55,320         --
   Exercises of warrants to purchase stock............        --      223,203
   Conversion of preferred stock in connection with
    the initial public offering....................... 26,104,505 (26,104,505)
   Issuance of common stock...........................    428,572         --
   Issuance of common stock in connection with the
    initial public offering...........................  6,900,000         --
                                                       ---------- -----------
   As of December 31, 2000............................ 34,121,755         --
                                                       ========== ===========

   Effective June 6, 2000, the Company underwent a one-for-two reverse split of all outstanding shares of preferred stock and common stock. All share and per share data have been restated to reflect this split.

11. Stock Option Plans

   The Company's 1992 Stock Option Plan (the "1992 Plan") was adopted in September 1992, amended in April 1999, and terminated in March 2000, such that no further options could be granted thereunder, however previously granted and unexercised options remain outstanding and governed by the terms of the 1992 Plan. The 1992 Plan provides for the issuance of up to 1,425,069 shares of common stock to directors, employees, and consultants upon the exercise of options outstanding under the 1992 Plan as of December 31, 2000.

   The Company's 2000 Stock Option Plan (the "2000 Plan") was adopted in March 2000, amended in July 2000, and provides for the issuance of up to 6,500,000 shares of common stock to directors, employees, and consultants. Under the 2000 Plan, incentive stock options are granted under the plan at exercise prices not less than fair value and nonstatutory stock options are granted at an exercise price not less than 85% of the fair value on the date of grant, as determined by the closing sales price of the Company's common stock. Options granted under the 2000 Plan have a ten-year term. Options vest and become exercisable as specified in each individual's option agreement, generally over a four year period. Subject to approval by the Company's board of directors, options may be exercised early, however, unvested shares are subject to a repurchase option by the Company upon termination of the individual's employment or services.

   As of October 2000, the Company established the Endwave 2000 Non-Employee Directors' Stock Option Plan. The plan provides for nonstatutory stock option grants to our non-employee directors, consisting of an initial grant of 40,000 shares when an individual first becomes a non-employee director of the Company, and annual automatic grants of 10,000 shares (which will be reduced pro-rata if an individual did not serve as a director for the full twelve months of the preceding fiscal year). Options granted under the plan to our non-employee directors must be granted at fair market value on the date of grant, provide for monthly vesting over a four year period and have a ten year term. As of December 31, 2000, 80,000 options had been granted under this plan.

                              ENDWAVE CORPORATION

   A summary of stock option activity is as follows:

                                                   Number of  Weighted Average
                                                    Shares     Exercise Price
                                                   ---------  ----------------
   Balance at December 31, 1999...................       --        $ --
   Options assumed in conjunction with the
    acquisition of Endgate........................ 1,507,355        1.84
     Options granted.............................. 3,601,515        7.38
     Options exercised............................   (55,320)       1.50
     Options cancelled............................  (113,714)       5.30
                                                   ---------
   Outstanding at end of year..................... 4,939,836        5.80
                                                   =========
   Exercisable at end of year..................... 1,828,518        2.91
                                                   =========

   The following table summarizes information concerning outstanding and exercisable options:

                                                                            Options Exercisable at
                 Options Outstanding at December 31, 2000                     December 31, 2000
   -------------------------------------------------------------------------------------------------
                                                         Weighted-Average
                                        Weighted Average    Remaining               Weighted Average
   Exercise Price Per Share    Shares    Exercise Price  Contractual Life  Shares    Exercise Price
   ------------------------   --------- ---------------- ---------------- --------- ----------------
     $ 0.40-$ 1.91.........   1,121,425      $ 1.20            7.37       1,121,425      $ 1.20
     $ 1.92-$10.00.........   3,188,374      $ 5.85            9.34         674,163      $ 5.26
     $10.01-$14.25.........     630,037      $13.76            9.71          32,930      $13.37
                              ---------      ------            ----       ---------      ------
     Total.................   4,939,836      $ 5.80            8.94       1,828,518      $ 2.91
                              =========      ======            ====       =========      ======

   The weighted average fair value for options granted during 2000 was $13.91 per share and $12.57 per share for options that the grant date fair value equalled and exceeded the exercise price, respectively. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.75%; dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 1.93, and a weighted-average expected life of the options of 7 years.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss was $(66.9) million and the pro forma basic and diluted loss per share applicable to common stockholders subsequent to the merger was $(6.69) per share for the year ended December 31, 2000.

12. Leases and Commitments

   The Company leases its office, manufacturing and design facilities in Sunnyvale, California, Santa Clara, California and Torrance, California, under non-cancelable lease agreements which expire in May 2001, January

                              ENDWAVE CORPORATION

2002, November 2003 and March 2006, respectively. The Company also leases certain equipment under operating lease arrangements. These operating leases will expire in various periods through 2003. These leases can be renewed for periods ranging from one to two years. Expenses under operating leases were approximately $2.8 million for December 31, 2000. There were no operating leases in 1999 and 1998.

   The Company also lease certain equipment and computers under capital leases expiring in various periods through 2004.

   Future annual minimum lease payments under non-cancelable operating and capital leases with initial terms of one year or more as of December 31, 2000 are as follows (in thousands):

                                                              Operating Capital
   Years ending December 31,                                   Leases   Leases
   -------------------------                                  --------- -------
      2001...................................................  $1,345   $ 3,699
      2002...................................................     935     3,320
      2003...................................................     675     1,693
      2004...................................................      80        14
      2005...................................................      68       --
      Thereafter.............................................      17       --
                                                               ------   -------
      Total minimum payments required........................  $3,120     8,726
                                                               ======
      Less: amount representing interest.....................            (1,255)
                                                                        -------
      Present value of future minimum lease payments.........             7,471
      Less: current portion..................................            (2,707)
                                                                        -------
      Long-term portion......................................           $ 4,764
                                                                        =======

   Property, plant and equipment includes the following amounts for leases that have been capitalized at December 31 (in thousands).

                                                                   2000    1999
                                                                  -------  ----
   Test equipment................................................ $ 7,412  $ --
   Computers.....................................................     766    --
   Manufacturing equipment.......................................   1,167    --
                                                                  -------  ----
                                                                    9,345    --
   Less accumulated amortization.................................  (1,810)   --
                                                                  -------  ----
   Total......................................................... $ 7,535  $ --
                                                                  =======  ====

   The Company has a supply agreement and a technology services agreement with TRW's Space and Electronics Group to supply and test various products, as well as to provide engineering support. The Company also has one remaining supply agreement with TRW that relates to TRW's Space and Electronics Group's contract with Nokia.

13. Related Party Transactions

Advances From TRW Inc.

   Prior to the merger, TRW Milliwave participated in TRW's cash management system, under which TRW withdrew the Company's cash receipts and provided for any cash disbursements that had cleared the bank on a daily basis. The net funds advanced by TRW under this arrangement were used by TRW Milliwave to fund

                              ENDWAVE CORPORATION
operations of the Company. The cumulative net funds advanced to TRW Milliwave were recorded as advances from TRW Inc. This balance has been included as a component of shareholders' equity as it was not the original intention of TRW Milliwave or TRW to settle such balances in cash. At December 31 2000, there were no outstanding cash due to TRW, and at December 31, 1999, there were outstanding cash balances due to TRW of $13.0 million.

General and Administrative Expenses Allocated from TRW, Inc.

   Prior to the merger, TRW Inc. and TRW Space and Electronics Group incurred general and administrative expenses that related to various TRW operating units that were allocated to the operating units. Such expenses recorded by TRW Milliwave totaled approximately $310,000, $500,000, and $200,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The costs related primarily to compensation and fringe benefits, legal and accounting expenses and other general and administrative costs. Management believes that all costs incurred by TRW Inc. and its affiliates relating to the operations of the Company have been appropriately allocated and reflected in the accompanying financial statements.

14. Income Taxes

   Prior to the merger, the Company was included in the consolidated income tax returns of TRW Inc. and its affiliates. The Company's portion of income tax accounts was included in the Company's financial statements. When current tax losses were realized by TRW Milliwave Inc., TRW and/or its affiliates were able to utilize the resulting tax benefits to offset their taxable income. Accordingly, when such benefits were utilized by TRW or its affiliates, TRW Milliwave recorded the income tax benefit, with an offsetting entry to accounts receivable from affiliates. Endgate was the surviving company in the merger for income tax purposes, and accordingly, its net operating losses carried over into Endwave.

   As of December 31, 2000, the Company had federal net operating loss carryforward of approximately $75.2 million. The Company also had federal research and development tax credit carryforwards of approximately $1.1 million. These net operating loss and credit carryforwards will expire at various dates beginning on 2007 through 2020, if not utilized.

   Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                              ENDWAVE CORPORATION

   Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows at December 31 (in thousands):

                                                                 2000    1999
                                                               --------  -----
   Deferred tax assets:
     Net operating loss carryforwards......................... $ 27,400  $ --
     Research credit..........................................    1,800    --
     Capitalized research and development.....................    2,500    --
     Other....................................................    3,000    637
                                                               --------  -----
   Total deferred tax assets..................................   34,700    637
   Valuation allowance for deferred tax asset.................  (26,600)   --
                                                               --------  -----
   Deferred tax assets, net...................................    8,100    637
   Deferred tax liabilities:
     Intangibles assets.......................................   (8,100)   --
     Other....................................................      --    (964)
                                                               --------  -----
   Net deferred tax asset (liabilities)....................... $    --   $(327)
                                                               ========  =====

   Realization of deferred tax assets are dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $26.6 million and $0 during 2000 and 1999, respectively.

   Significant components of the income tax benefit (provision) is as follows for the year ended December 31 (in thousands):

                                                             2000   1999    1998
                                                             ----- -------  ----
   Current:
     Federal................................................ $ 267 $ 1,350  $172
     State..................................................    33     199    18
                                                             ----- -------  ----
       Total current........................................   300   1,549   190
                                                             ----- -------  ----
   Deferred:
     Federal................................................   300    (902)  589
     State..................................................    27    (129)   71
                                                             ----- -------  ----
       Total deferred.......................................   327  (1,031)  660
                                                             ----- -------  ----
                                                             $ 627 $   518  $850
                                                             ===== =======  ====

   The reconciliation of income tax at the U.S. federal statutory rate to income tax benefit is as follows for the year ended December 31:

                                                            2000   1999   1998
                                                            ----   ----   ----
   Income tax benefit at statutory rate:..................  (35)%  (35)%  (35)%
   State, net of federal effect...........................   (6)    (5)    (5)
   Nondeductible goodwill amortization....................    7     19     16
   Change in valuation allowance since the merger in March
    2000..................................................   23     --     --
   Nondeductible deferred compensation....................    4     --     --
   In process research and development....................    7     --     --
   Other..................................................   (1)     4      1
                                                            ---    ---    ---
                                                             (1)%  (17)%  (23)%
                                                            ===    ===    ===

                              ENDWAVE CORPORATION

15. 401(k) Plan

   Substantially all regular employees of the company meeting certain service requirements, are eligible to participate in the Company's 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. The Company matches contributions based upon a percentage of employee contributions up to a maximum of 6% of employee compensation. Prior to the merger, the Company participated in TRW's contributory stock ownership and savings plan for which a majority of its employees were eligible as defined in the plan. TRW Milliwave matched employee contributions subject to plan limitations. Company contributions under these plans for 2000, 1999 and 1998 were $391,000, $59,000 and $36,000 respectively.

16. Merger between Endgate and TRW Millwave

   As consideration for the merger between TRW Milliwave and Endgate Corporation, the Company issued shares of its Series T-1 preferred stock to TRW. The merger was accounted for using the purchase method of accounting. The aggregate purchase price of $139.9 million was allocated to the assets and liabilities acquired based on their fair values as follows (in thousands):

                                                                        Amount
                                                                       --------
     Tangible net assets.............................................. $ 24,377
     In-process research and development..............................   11,700
     Purchased technology.............................................   16,100
     Customer list....................................................    2,600
     Acquired workforce...............................................    4,900
     Goodwill.........................................................   80,218
                                                                       --------
                                                                       $139,895
                                                                       ========

   In determining the total consideration as well as the allocation of the purchase price including the amount of in-process research and development, TRW considered as part of their analysis an appraisal prepared for TRW's Space and Electronics Group by American Appraisal Associates, Inc., an independent appraisal firm that used established valuation techniques appropriate for the high technology industry. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility has not been established and no future alternative uses existed. A one time charge of $11.7 million for purchased in-process research and development arising from the acquisition has been reflected in the statement of operations of Endwave in the year ended December 31, 2000.

 Unaudited pro forma financial information

   The following unaudited pro forma financial information combines the historical statements of operations for TRW Milliwave Inc. and Endgate Corporation for the years ended December 31, 2000 and 1999, and gives effect to the merger, including the amortization of goodwill and intangible assets. The aggregate purchase price allocated to purchased in-process research and development has been excluded from the pro forma information, as it is a non-recurring item. Pro forma basic and diluted net loss per share has been adjusted to reflect the actual common shares issued and the equivalent number of shares issued to complete the merger on an as if converted basis. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined

                              ENDWAVE CORPORATION
companies and should not be construed as representative of these amounts for any future periods (in thousands):

                                                      Year Ended December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
Total revenues....................................... $    44,359  $    15,047
Cost and expenses:
  Cost of products revenues..........................      57,318       18,499
  Research and development...........................      12,563       10,925
  Selling, general and administrative................       9,052        5,186
  Amortization of goodwill and other intangible
   assets............................................      19,257       19,208
  Amortization of deferred stock compensation........       6,656          710
                                                      -----------  -----------
Total costs and expenses.............................     104,846       54,528
                                                      -----------  -----------
Loss from operations.................................     (60,487)     (39,481)
Other, net...........................................         898         (585)
                                                      -----------  -----------
Net loss............................................. $   (59,589) $   (40,066)
                                                      ===========  ===========
Basic and diluted net loss per share................. $     (2.22) $     (2.18)
                                                      ===========  ===========

17. In Process Research and Development

   As of March 31, 2000, Endgate had the following significant in process research and development ("IPR&D") efforts under way:

  . ""Flip-Chip" Technology--Development projects aimed at designing and producing a commercially viable gallium arsenide circuit and improving the manufacturing efficiency of Endgate's proprietary "flip chip" die attach technology. The development efforts were estimated to be 50% complete, had a fair value of $7.6 million as of March 31, 2000 and are expected to be complete during 2001.

  . Antennas--Development projects to enable the Company to produce appropriate antennas for various market uses and needs for varying frequencies and sizes. The development efforts were estimated to be 75% complete, had a fair value of $2.7 million as of March 31, 2000, depending on the antenna product and were substantially completed as of December 31, 2000.

   Efforts to complete these projects continue at the planned rate and their successful completion underlies significant aspects of the company's future operations. The in-process research and development was identified and valued through extensive interviews and discussions with management and the analysis of data provided by the Company concerning developmental products, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the in-process research and development project. Revenue from the in-process research and development projects commenced in 2000 and is expected to continue for approximately five years.

   The discount rates used to discount the excess cash flows to their present value were based on the business' overall weighted average cost of capital ("WACC"). The WACC produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various assets of the enterprise, including three classes of technologies: completed, in-process, and future

                              ENDWAVE CORPORATION
technologies. The required return on these assets increase when moving from completed to future technologies. The risk, therefore the required return on, the completed technology should be lower than the required returns on the in-process and future technologies. Because there is no completion risk associated with the completed technology, a discount rate of 14.5% was used to discount the excess cash flows attributed to the completed technologies. Because there is still completion risk associated with the IPR&D the cash flows were discounted based on the business' overall cost of capital of 18.5%, plus a completion risk premium of 4%.

18. Subsequent Events (unaudited)

   On January 29, 2001, Endwave's Board of Directors approved a restructuring plan related to the Company's transition of all manufacturing activities from its Sunnyvale, California facility to its Diamond Springs, California facility. Costs associated with the transition are anticipated to be in the range of $2.2 to $2.7 million for retention and severance payments, professional fees and lease losses, and are expected to be substantially paid within the fiscal year ending December 31, 2001.

   In connection with the Company's decision to transition its base of manufacturing operations to its Diamond Springs, California facility, approximately 130 of the Company's employees will be required to relocate in order to retain their present positions. In the event any of these employees are unable to relocate, they will be provided with severance payments commensurate with their positions.

19. Quarterly Financial Information (unaudited)

   On March 31, 2000, the Company merged with TRW Milliwave. The quarterly financial results subsequent to March 2000 give effect to this merger while the periods presented prior reflect only TRW Milliwave. The net loss for the second quarter of 2000 includes an $11.7 million charge for in-process research and development.

                                                     Quarter
                                        -------------------------------------
                                         First    Second    Third     Fourth
                                        -------  --------  --------  --------
                                         (in thousands, except per share
                                                      data)
   2000:
     Net revenues...................... $ 4,191  $ 11,293  $ 12,490  $ 13,259
     Cost of revenues..................   4,465    14,731    15,715    17,627
     Net loss..........................  (2,005)  (25,396)  (15,420)  (16,720)
     Basic and diluted net loss per
      share............................     --     (39.28)   (22.99)    (0.60)
   1999:
     Net revenues...................... $ 1,349  $  2,018  $  4,176  $  4,876
     Cost of revenues..................   1,872     2,008     3,387     3,954
     Net loss..........................  (1,193)     (882)     (263)     (178)
     Basic and diluted net loss per
      share............................     --        --        --        --

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Certain information with respect to our executive officers is set forth in
Part I of this report. Additional information required by this Item relating to our directors is incorporated herein by reference to the section entitled "Proposal 1: Election of Directors" contained in our definitive Proxy Statement pertaining to our 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Definitive Proxy Statement"). Additional information with respect to compliance by officers and directors with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Definitive Proxy Statement.

Item 11. Executive Compensation

   The information required by this Item is incorporated herein by reference to the sections entitled "Executive Compensation" of the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this Item is incorporated herein by reference to the sections captioned "Certain Transactions" and "Executive Compensation" contained in the Definitive Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) Financial Statements and Schedules.

     (1) The following financial statements are included in Item 8:

           Report of Ernst & Young LLP, Independent Auditors

           Balance Sheets as of December 31, 2000 and 1999

           Statement of Operations for the years ended December 31, 2000, 1999 and 1998

           Statement of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998

           Statement of Cash Flows for years ended December 31, 2000, 1999, and 1998

           Notes to Financial Statements.

     (2) The following financial statement schedule is included in item
  14(d):

     Schedule II--Valuation and Qualifying Accounts

     All other schedules not listed above have been omitted because they are inapplicable or are not required.

  (b) Report on Form 8-K.

   A current report on Form 8-K dated October 24, 2000, was filed with the Securities and Exchange Commission on October 31, 2000, and included as Exhibit
99.1 thereto the press release titled "Endwave Corporation Reports Record Revenues of $12.5 Million for the Third Quarter."

  (c) Exhibits.

 Exhibit
 Number                                Description
 -------                               -----------
  3.1*   Amended and Restated Certificate of Incorporation effective October
          20, 2000.
  3.2*   Amended and Restated Bylaws to be effective upon completion of this offering.
  4.1*   Form of specimen Common Stock Certificate.
  4.2*   Investors' Rights Agreement dated March 31, 2000 by and among the
          Registrant and certain investors named therein.
  4.3*   Warrant to Purchase Stock dated March 16, 1998, issued by the
          Registrant to Silicon Valley Bank for the purchase of shares of the
          Registrant's Series E Preferred Stock.
 10.1*   Form of Indemnity Agreement entered into by Endwave with each of its directors and officers.
 10.2*   1992 Stock Option Plan.
 10.3*   Form of Incentive Stock Option under 1992 Stock Option Plan.
 10.4*   Form of Nonstatutory Stock Option under 1992 Stock Option Plan.
 10.5*   Amended and Restated 2000 Equity Incentive Plan.
 10.6*   Form of Stock Option Agreement under 2000 Equity Incentive Plan.
 10.7*   2000 Employee Stock Purchase Plan.
 10.8*   Form of 2000 Employee Stock Purchase Plan Offering.
 10.9*   2000 Non-Employee Director Plan.
 10.10*  Form of Nonstatutory Stock Option Agreement under the 2000 Non-
          Employee Director Plan.
 10.11*  Officer Retention Plan.
 10.12*  Industrial Lease by and between The Irvine Company and the Registrant dated March 26, 1997.
 10.13*  Terms and Conditions by and between Hughes Network Systems and the
          Registrant dated March 13, 1998.
 10.14*  Amendment #1 to the Terms and Conditions by and between Hughes Network
          Systems and the Registrant dated October 5, 1998.
 10.15*  Amendment #2 to the Terms and Conditions by and between Hughes Network
          Systems and the Registrant dated January 14, 2000.
 10.16*  Statement of Work for Manufacture of a 24-GHZ Radio Integrated Outdoor
          Unit for Subscriber and Hub Stations.
 10.17*  Statement of Work for Manufacture of a 38-GHZ Radio Integrated Outdoor
          Unit for Subscriber and Hub Stations.
 10.18*  Production Agreement by and between TRW Inc. and the Registrant dated
          March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January
          28, 1999.
 10.20*  Services Agreement by and between TRW Inc. and the Registrant dated
          March 31, 2000.
 10.21*  Supply Agreement by and between TRW Inc. and the Registrant dated
          March 31, 2000.
 10.22*  Master Loan and Security Agreement by and between FINOVA Capital
          Corporation and the Registrant dated July 20, 1999.
 10.23*  License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated
          February 28, 2000.
 10.24** Purchase Agreement No. 1201000 made and entered into by and between
          Nokia Networks Oy and Endwave Corporation on November 7, 2000.*
 23.1    Consent of Ernst & Young LLP, Independent Auditors.
 24.1    Power of Attorney. Reference is made to page 51.

--------
* Previously filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-41302).
** Previously filed with the Registrant's Quarterly Report on Form 10-Q filed
   November 30, 2000.

  (d) Financial Statement Schedule

                              ENDWAVE CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

Allowance for doubtful accounts:

                                      Additions     Balances
                         Balances at  Charged to   Acquired in
                         Beginning of Costs and    Connection    Deductions and  Balances at
                            Period     Expenses  with the Merger   Write-offs   End of Period
                         ------------ ---------- --------------- -------------- -------------
Year ended December 31,
 2000...................     $ 81        $283         $  12         $  (128)        $248
                             ====        ====         =====         =======         ====
Year ended December 31,
 1999...................     $816        $322           --          $(1,057)        $ 81
                             ====        ====         =====         =======         ====
Year ended December 31,
 1998...................     $ 50        $766         $ --              --          $816
                             ====        ====         =====         =======         ====

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ENDWAVE CORPORATION

Date: April 2, 2001
                                                   /s/ Bruce Margetson
                                          By: _________________________________
                                                      Bruce Margetson
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                (Duly Authorized Officer and
                                                          Principal
                                             Financial and Accounting Officer)

                               POWER OF ATTORNEY

   Know By All These Persons Present, that each person whose signature appears below constitutes and appoints each of Bruce Margetson and Edward A. Keible, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signatures                        Title                    Date
         ----------                        -----                    ----
   /s/ Edward A. Keible      Chief Executive Officer,          March 27, 2001
 ___________________________  President and Director
      Edward A. Keible        (Principal Executive Officer)

    /s/ Bruce Margetson      Vice President and Chief          March 29, 2001
 ___________________________  Financial Officer (Principal
       Bruce Margetson        Financial and Accounting
                              Officer)

       /s/ Wes Bush          Director                          March 30, 2001
 ___________________________
          Wes Bush

   /s/ Timothy Hannemann     Director                          March 31, 2001
 ___________________________
      Timothy Hannemann

 /s/ Esfandiar Lohrasbpour   Director                          March 27, 2001
 ___________________________
    Esfandiar Lohrasbpour

     /s/ Robert Pavey        Director                          March 29, 2001
 ___________________________
        Robert Pavey

   /s/ Edward C.V. Winn      Director                          March 27, 2001
 ___________________________
      Edward C.V. Winn