Form 10-Q
period 2001-03-31
ENDWAVE CORP
filed 2001-05-15
CIK 1118941

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

    For the quarterly period ended March 31, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

    For the transition period from        to

                                   000-31635
                           (Commission file number)

                               ----------------

                              ENDWAVE CORPORATION
            (Exact name of registrant as specified in its charter)

                               ----------------

               Delaware                              95-4333817
       (State of incorporation)         (I.R.S. Employer Identification No.)


            321 Soquel Way,                             94085
             Sunnyvale, CA                           (Zip code)
    (Address of principal executive
               offices)

                                (408) 522-3100
             (Registrant's telephone number, including area code)

                                     NONE
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [_], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

  The number of shares outstanding of the Registrant's Common Stock as of April 27, 2001 was 34,154,027 shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              ENDWAVE CORPORATION

                                     INDEX

                                                                          Page
                                                                          ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements..........................................    1
          Condensed Balance Sheets as of March 31, 2001 (Unaudited) and
           December 31, 2000............................................    1
          Unaudited Condensed Statements of Operations for the three
           months ended March 31, 2001 and 2000.........................    2
          Unaudited Condensed Statements of Cash Flows for the three
           months ended March 31, 2001 and 2000.........................    3
          Notes to Condensed Financial Statements.......................    4

 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    7

 Item 3.  Qualitative and Quantitative Disclosure about Market Risk.....   10

 PART II. OTHER INFORMATION
 Item 2.  Changes in Securities and Use of Proceeds.....................   11

 Item 6.  Exhibits and Reports on Form 8-K..............................   11

 SIGNATURE...............................................................  12

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              ENDWAVE CORPORATION

                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                        March 31,  December 31,
                                                          2001         2000
                                                        ---------  ------------
                                                             (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $  68,383    $ 74,061
  Short-term investments...............................    17,724      26,559
  Accounts receivable, net.............................     7,664       7,761
  Inventories..........................................    12,246      19,828
  Other current assets.................................     1,250       1,364
                                                        ---------    --------
    Total current assets...............................   107,267     129,573
Property and equipment, net............................    22,251      25,077
Goodwill and other intangible assets, net..............       --       95,279
Other assets, net......................................       744         736
                                                        ---------    --------
                                                        $ 130,262    $250,665
                                                        =========    ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and bank overdraft.................. $   6,062    $  7,159
  Accounts payable to affiliates.......................     2,259       6,629
  Accrued liabilities..................................     6,489       4,273
  Deferred revenue.....................................       230         252
  Capital lease obligations, current...................     2,289       2,707
                                                        ---------    --------
    Total current liabilities..........................    17,329      21,020
Deferred revenue.......................................       230         251
Capital lease obligations, less current portion........     4,992       4,764
Stockholders' equity:
  Common stock, $0.001 par value per share; 50,000,000
   shares authorized, 34,154,027 and 34,121,755 issued
   and outstanding, respectively.......................        34          34
Additional paid-in capital.............................   304,121     304,072
Deferred stock compensation............................   (11,410)    (14,043)
Accumulated deficit....................................  (185,034)    (65,433)
                                                        ---------    --------
Total stockholders' equity.............................   107,711     224,630
                                                        ---------    --------
                                                        $ 130,262    $250,665
                                                        =========    ========

                            See accompanying notes.

                              ENDWAVE CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                  (unaudited)

                                                               Three Months
                                                             Ended March 31,
                                                            -------------------
                                                               2001      2000
                                                            ----------  -------
Revenues:
  Product revenues ($715 and $2,737 from affiliates,
   respectively)..........................................  $   12,454  $ 4,191
  Development fees........................................          79      --
                                                            ----------  -------
    Total revenues........................................      12,533    4,191
                                                            ----------  -------
Costs and expenses:
  Cost of product revenues ($1,041 and $2,945 from
   affiliates, respectively)..............................      26,017    4,465
  Research and development ($0 and $781 from affiliates,
   respectively)..........................................       2,688      984
  Selling, general and administrative ($0 and $310 from
   affiliates, respectively)..............................       2,980      990
  Restructuring charge....................................       3,715      --
  Amortization of goodwill and other intangible assets....       4,881      384
  Impairment of long-lived assets.........................      90,411      --
  Amortization of deferred stock compensation.............       2,633      --
                                                            ----------  -------
Total costs and expenses..................................     133,325    6,823
                                                            ----------  -------
Loss from operations......................................    (120,792)  (2,632)
Interest income, net......................................       1,191      --
                                                            ----------  -------
Loss before income tax....................................    (119,601)  (2,632)
                                                            ----------  -------
Income tax benefit........................................         --       627
                                                            ----------  -------
Net loss..................................................  $ (119,601) $(2,005)
                                                            ==========  =======
Basic and diluted net loss per share......................  $    (3.50)
                                                            ----------
Shares used in computing of basic and diluted net loss per
 share....................................................  34,150,086
                                                            ----------


                            See accompanying notes.

                              ENDWAVE CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                             Three Months
                                                            Ended March 31
                                                           ------------------
                                                             2001      2000
                                                           ---------  -------
Operating activities:
Net loss.................................................. $(119,601) $(2,005)
Adjustments to reconcile net loss to net cash used by
 operating activities:
  Depreciation............................................     1,364      329
  Amortization of goodwill and other intangible assets....     4,881      384
  Amortization of deferred stock compensation.............     2,633      --
  Impairment of long-lived assets.........................    90,411      --
  Restructuring charge....................................     3,715
  Deferred income tax.....................................       --      (327)
  Changes in operating assets and liabilities:
    Accounts receivable, net..............................        97    1,053
    Inventories...........................................     7,582     (927)
    Other assets..........................................        93      119
    Accounts payable and bank overdraft...................    (1,097)    (822)
    Accounts payable, affiliates..........................    (4,370)  (2,169)
    Accrued liabilities...................................     1,830      132
    Deferred revenue......................................       (43)     --
                                                           ---------  -------
  Net cash used in operating activities...................   (12,505)  (4,233)
                                                           ---------  -------
Investing activities:
  Purchases of property and equipment.....................    (1,767)  (2,133)
  Sales of short-term investments.........................     8,835      --
                                                           ---------  -------
  Net cash provided by (used in) investing activities.....     7,068   (2,133)
                                                           ---------  -------
Financing activities:
  Payments under capital lease obligations................      (290)     --
  Net cash acquired in conjunction with the acquisition of
   Endgate................................................       --    20,822
  Net advances from TRW Inc. .............................       --     5,993
  Proceeds from stock options exercised...................        49      --
                                                           ---------  -------
  Net cash provided by (used in) financing activities.....      (241)  26,875
                                                           ---------  -------
Net increase (decrease) in cash and cash equivalents......    (5,678)  20,509
Cash and cash equivalents at beginning of period..........    74,061      373
                                                           ---------  -------
Cash and cash equivalents at end of period................ $  68,383  $20,882
                                                           =========  =======
Supplemental cash flow information:
Cash paid for interest.................................... $     115  $   --
                                                           =========  =======
Supplemental non-cash investing and financing activity:
Property and equipment acquired under capital leases...... $     100  $   --
                                                           =========  =======

                            See accompanying notes.

                              ENDWAVE CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

                            DESCRIPTION OF BUSINESS

1.  Basis of Presentation

  On March 31, 2000, Endgate Corporation ("Endgate") merged with TRW Milliwave Inc. ("TRW Milliwave"), a formerly wholly-owned subsidiary of TRW Inc. ("TRW"). In the merger, TRW Milliwave merged with and into Endgate and Endgate issued 13,963,063 shares of its capital stock to TRW in exchange for TRW's shares in TRW Milliwave. As a result, Endgate was the surviving corporation in the merger and TRW Milliwave ceased to exist as a separate legal entity. In connection with the merger, the combined company was renamed Endwave Corporation (referred to below as "the Company" or "Endwave"). Because TRW owned more than half of Endgate's outstanding capital stock immediately after the merger, TRW Milliwave is treated as the acquiring company for accounting purposes. As a result, Endgate ceased to be a separate accounting entity as of the date of the merger, and the combined company's financial statements prior to the merger are those of TRW Milliwave.

2.  Unaudited Interim Financial Information

  The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2000. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3.  Reclassifications

  Certain amounts in prior periods have been reclassified to conform to the current presentation.

4.  Impairment of Goodwill and Intangibles

  The Company reviews long-lived assets, including intangible assets, consisting primarily of goodwill related to the March 2000 merger of TRW Milliwave and Endgate, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. During the three months ended March 31, 2001, the Company determined that impairment indicators were present and therefore evaluated the carrying value of the goodwill and other intangible assets. As a result of the evaluation, the Company concluded that unamortized goodwill and other intangible assets of $90.4 million was impaired and accordingly, this amount was charged to operations in the three months ended March 31, 2001.

5.  Restructuring Charge

  On January 29, 2001, the Company's Board of Directors approved a restructuring plan related to the transition of all manufacturing activities from the Company's Sunnyvale, California facility to its Diamond Springs, California facility. In connection with this decision, approximately 130 of the Company's employees will be required to relocate in order to retain their present positions. In the event any of these employees are

                              ENDWAVE CORPORATION

                                  (unaudited)

unable to relocate, the Company will provide for severance payments to these employees commensurate with their positions.

  In the first quarter of 2001, the Company recorded restructuring costs of $13.1 million in conjunction with the restructuring plan. These costs related primarily to severance and benefits of $386,000, non-cash costs of $3.3 million for impairment of fixed assets and $9.4 million for excess and obsolete inventory. The inventory charge was recorded as a cost of product revenues on the Company's statement of operations. Substantially all of the costs associated with the transition are expected to be paid in 2001. During the three months ended March 31, 2001, the Company paid approximately $66,000 for severance and benefits.

6.  Inventories

  Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and are comprised of the following (in thousands):

                                                          March 31, December 31,
                                                            2001        2000
                                                          --------- ------------
   Raw materials.........................................  $ 6,473    $16,416
   Work in process.......................................    3,678      2,015
   Finished goods........................................    2,095      1,397
                                                           -------    -------
                                                           $12,246    $19,828
                                                           =======    =======

7.  Property, plant and equipment

  Property, plant and equipment consists of the following (in thousands):

                                                        March 31, December 31,
                                                          2001        2000
                                                        --------- ------------
   Land................................................  $   391    $   200
   Building............................................    3,655      3,578
   Computer equipment..................................      866        782
   Software............................................    1,168      1,076
   Furniture and fixtures..............................      327        254
   Leasehold improvements..............................      216        247
   Laboratory, demonstration and manufacturing
    equipment..........................................   21,329     23,290
                                                         -------    -------
                                                          27,952     29,427
   Less accumulated depreciation and amortization
    (including amortization of assets held under
    capital lease).....................................   (5,701)    (4,350)
                                                         -------    -------
   Property, plant and equipment, net..................  $22,251    $25,077
                                                         =======    =======

8.  Net Loss Per Share

  In connection with the March 2000 merger, TRW received convertible preferred stock in exchange for all of the common stock of TRW Milliwave. Giving effect to the merger retroactively to March 2000, the Company has no outstanding common stock. Accordingly, a basic net loss per share has not been presented for periods prior to March 2000. Common equivalent shares, totaling 735,000 in the three months ended March 31, 2001 (computed using the treasury stock method), from the assumed exercise of stock options, warrants and

                              ENDWAVE CORPORATION

                                  (unaudited)

convertible securities have been excluded from the net loss per share calculations as their effect would be anti-dilutive due to the Company's reported net loss.

9.  Comprehensive Income (Loss)

  The Company had no items of other comprehensive income (loss) during the three months period ended March 31, 2001 and 2000, and accordingly, comprehensive income (loss) is the same as the net loss.

10. Segment Disclosures

  The Company operates in a single industry segment. The Company's geographic sales for the period reported on were as follows (in thousands and as a percentage of net sales):

                                                     Three Months ended March
                                                               31,
                                                    ---------------------------
                                                        2001           2000
                                                    -------------  ------------
   United States................................... $ 4,103  32.9% $4,191 100.0%
   Europe..........................................   8,350  67.1%    --    --
                                                    ------- -----  ------ -----
     Total......................................... $12,453 100.0% $4,191 100.0%
                                                    ======= =====  ====== =====

  For the three months ended March 31, 2001, Nokia and Hughes Network Systems accounted for 60% and 16% of total sales listed above, respectively.

11. Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" and in June 2000 the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." These Statements establish methods of accounting for derivative financial instruments and hedging activities. Because Endwave currently holds no derivative financial instruments and does not engage in hedging activities, adoption of these Statements in the first quarter of 2001 did not have a significant impact on our financial position, results of operations or cash flows.

12. Subsequent Events

  On April 24, 2001, the Company purchased certain assets and assumed certain liabilities of M/A-Com Tech, Inc.'s broadband wireless business. The Company intends to use the acquired net assets to expand the Company's customer base and product offerings. The total consideration paid by the Company in the acquisition consisted of $4.0 million in cash and the issuance of 916,423 shares of the Company's common stock to M/A-Com Tech, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. The following discussion should be read together with our financial statements and notes to those financial statements included elsewhere in this Form 10-Q. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.

  The following discussion should be read together with our financial statements, notes to those financial statements included elsewhere in this Form 10-Q, as well as the information contained under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2000.

  The rapid and severe downturn for the United States economy and the telecommunications industry, beginning in late 2000, has affected growth in demand for our customers' products and by extension our products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is experiencing reduced demand. This decreased demand has led to fluctuating order forecasts from some of our customers, particularly those in the point-to-multipoint market. There can be no certainty as to the degree of the severity or duration of this economic downturn or the demand in the telecommunications industry. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Canada, Europe and other countries and geographic regions.

  We depend, and expect to remain dependent, on a small number of wireless systems integrators and original equipment manufacturers for sales of our products. For the three months ended March 31, 2001, sales attributable to Nokia and Hughes Network Systems accounted for 60% and 16%, respectively, of our net sales during the period.

  On January 29, 2001, our Board of Directors approved a restructuring plan related to the transition of all manufacturing activities from our Sunnyvale, California facility to our Diamond Springs, California facility. Costs associated with the transition are retention and severance payments, professional fees, and non-cash restructuring costs primarily related to impairment of fixed assets and excess and obsolete inventory. Substantially all of the costs associated with the transition are expected to be paid in 2001. In connection with our decision to transition our base of manufacturing operations to Diamond Springs, approximately 130 of our employees will be required to relocate in order to retain their present positions. In the event any of these employees are unable to relocate, we will provide severance payments to these employees commensurate with their positions.

Recent Developments

  On April 24, 2001, we purchased certain assets and assumed certain liabilities of M/A-Com Tech, Inc.'s broadband wireless business. We intend to use the acquired net assets to expand our customer base and product offerings. The total consideration paid by us in the acquisition consisted of $4.0 million in cash and the issuance of 916,423 shares of our common stock to M/A-Com Tech, Inc. In connection with the acquisition, we agreed to register the shares of stock issued to M/A-Com Tech, Inc. under the Securities Act of 1933 in the fall of 2001.

Results of Operations

 Three months ended March 31, 2001 and 2000

 Revenues

  Product revenues were $12.5 million for the three months ended March 31, 2001, a 198% increase from $4.2 million for the same period in 2000. The increase is primarily attributable to an increase in the number of transceiver and antenna products sold, offset by a decrease in the point-to-multipoint market products sold.

 Cost and Expenses

  Cost of product revenues. Cost of product revenues consists primarily of the costs of direct materials and labor utilized to assemble and test our products, costs associated with procurement, production control, quality assurance and manufacturing engineering, costs associated with maintaining our manufacturing facilities and costs associated with warranty returns. Cost of product revenues for the three months ended March 31, 2001 was $26.0 million, a 478% increase from $4.5 million for the same period in 2000. This increase in cost for the first quarter of 2001 was attributable to charges taken for excess and obsolete inventory of $9.4 million associated with a decline in demand of customers in the point-to-multipoint market, higher volumes as a result of the March 2000 merger, and a significant increase in the number and mix of our RF subsystems and antenna products sold.

  Research and development expenses. Research and development expenses for the three months ended March 31, 2001 were $2.7 million, an increase from $984,000 for the same period in 2000. The increase was primarily attributable to the March 2000 merger, as well as hiring of additional engineering personnel as our production and sales activities have grown. Because the market for our products is characterized by rapidly changing technology, industry standards and customer demands, research and development expenses may increase in future periods.

  Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, facilities and human resources personnel, professional fees, and promotional activities. Selling, general and administrative expenditures for the three months ended March 31, 2001 were $3.0 million, a 203% increase from $990,000 for the same period in 2000. This increase was primarily attributable to our combined operations following the March 2000 merger.

  Restructuring charge. On January 29, 2001, we adopted a restructuring plan related to the Company's transition of all manufacturing activities from our Sunnyvale, California facility to our Diamond Springs, California facility. These non-recurring charges are comprised primarily of severance benefits and a charge taken for obsolete equipment associated with the point-to-multipoint market. The non-inventory related restructuring charge for the three months ended March 31, 2001 was $3.7 million. We expect to record an additional
$1.2 million of restructuring costs, consisting primarily of severance and benefits during the remainder of 2001. There were no restructuring charges in the three months ended March 31, 2000.

  Amortization of intangible assets. The March 2000 merger was recorded using the purchase method of accounting. In connection with the purchase, we recorded goodwill of $80.2 million and other intangible assets of $23.6 million. Amortization of intangibles for the three months ended March 31, 2001 was $4.8 million, an increase from $384,000 for the same period in 2000. Due to the charges taken in the first quarter of 2001 for impairment of long-lived assets, we will not be amortizing goodwill or other intangible assets from prior acquisitions in future periods.

  Impairment of long-lived assets. We review long-lived assets, including intangible assets consisting primarily of goodwill related to the March 2000 merger, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. During the three months ended March 31, 2001, we determined that impairment indicators were present and, therefore, evaluated the carrying value of the goodwill and other intangible assets acquired in business combinations recording using the purchase method of accounting. As a result of this evaluation, we concluded that unamortized goodwill and other intangible assets remaining of $90.4 million impaired and, accordingly, this same amount was charged to operations in the three months ended March 31, 2001. There were no impairment charges in the three months ended March 31, 2000.

  Amortization of deferred stock compensation. Deferred stock compensation charges consist of charges related to the difference between deemed fair market values on the date of employee option grants and the option price. Amortization of deferred stock compensation for the three months ended March 31, 2001 was $2.6 million. There was no deferred stock compensation charge in the three months ended March 31, 2000.

 Interest income, net

  Net interest income consists primarily of interest income earned on our cash and cash equivalents and short-term investments and interest expense on capital equipment leases. Interest income for the three months ended March 31, 2001 was $1.3 million. There was no interest income for the same period in 2000. The increase in interest income for the three months ended March 31, 2001 was due to the proceeds from the sale of shares of the Company's common stock in the fourth quarter of 2000 pursuant to our initial public offering. These proceeds were invested in short-term interest bearing securities. We expect interest income to decrease in the short-term as cash and short-term investments are depleted in 2001 and if interest rates decline. Interest expense for the three months ended March 31, 2001 was $115,000, representing interest paid on capital leases. There were no capital lease arrangements for the same period in 2000.

Liquidity and Capital Resources

  Our principal source of liquidity as of March 31, 2001 consisted of approximately $86.1 million in cash and cash equivalents and short-term investments. For the three months ended March 31, 2001, we used $12.5 million from operating activities, as compared to $4.2 million for the same period in 2000. The increase in the use of cash in the three months ended March 31, 2001 compared to the same period in 2000 was primarily due to an increased operating loss offset by non-cash charges related to the impairment of long-lived assets, depreciation, amortization and restructuring charges.

  Investing activities provided $7.1 million for the three months ended March 31, 2001, as compared to using $2.1 million for the same period in 2000. Investing activities in the three months ended March 31, 2001 included sales of short-term investments for proceeds of $8.8 million and capital expenditures of $1.8 million that consisted primarily of purchases of computer and manufacturing equipment and tenant improvements related to our new research and development facility. We expect our capital expenditures to decrease in the near term as we have made significant capital investments recently.

  Financing activities for the three months ended March 31, 2001 used $241,000 of cash, as compared to providing $26.9 million in cash for the same period in 2000. Financing activities in the three months ended March 31, 2001 included $49,000 in proceeds from the exercise of employee stock options, and payments under capital lease obligations of $290,000. The net cash provided by financing activities for the three months ended March 31, 2000 was due primarily to increased advances of funds by TRW and the net cash acquired by the Company in conjunction with the March 2000 merger of $20.9 million.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

  We believe that there have been no material changes in the reported market risks faced by the Company since those discussed in the Company's Form 10-K for the fiscal year ended December 31, 2000 under the heading corresponding to that set forth above. Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as the Company's investments in cash equivalents include investment grade commercial paper and government securities. We place our investments with high-quality issuers and attempt to limit when possible the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we do not believe we are subject to any material market risk exposure. We do not have any material equity investments, or foreign currency or other derivative financial instruments.

                          PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

  During the fourth quarter of 2000, we completed our initial public offering of a total of 6,900,000 shares of common stock, resulting in net proceeds of approximately $87.8 million. On April 24, 2001, we used a portion of net proceeds remaining to pay the $4.0 million cash portion of the purchase price related to our acquisition of certain assets and liabilities related to M/A-Com Tech, Inc.'s broadband wireless business, and to fund costs and expenses related to the acquisition. Net proceeds remaining will continue to be used for general corporate purposes, including working capital, expansion of our research and development activities and to increase our manufacturing capacity. In the future we may use proceeds to acquire or invest in additional complementary businesses or products or to obtain the right to use complementary technologies. As of April 27, 2001, net proceeds remaining continue to be invested in short term, interest bearing investment grade securities and cash and cash equivalents pending our usage for the above mentioned purposes.

Item 6. Exhibits and Reports on Form 8-K

  (a) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Endwave Corporation

                                                  /s/ Julianne M. Biagini
                                          By: _________________________________
                                                    Julianne M. Biagini
                                                   Senior Vice President
                                                and Chief Financial Officer
                                               (Duly Authorized Officer and
                                                         Principal
                                             Financial and Accounting Officer)

Date: May 15, 2000