Form 10-Q
period 2001-06-30
ENDWAVE CORP
filed 2001-08-14
CIK 1118941

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ___________

                                    FORM 10-Q

                                  ___________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                                   000-31635
                           (Commission file number)
                                  ___________

                              ENDWAVE CORPORATION
            (Exact name of registrant as specified in its charter)

                                  ___________

                  Delaware                                 95-4333817
          (State of incorporation)                      (I.R.S. Employer
                                                       Identification No.)

             990 Almanor Avenue,
                Sunnyvale, CA                                 94085
  (Address of principal executive offices)                  (Zip code)

                                (408) 522-3100
             (Registrant's telephone number, including area code)

                      321 Soquel Way, Sunnyvale, CA 94085
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes |X| No |_|, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|.

     The number of shares outstanding of the Registrant's Common Stock as of July 31, 2001 was 35,350,001 shares.

================================================================================

                              ENDWAVE CORPORATION

                                     INDEX

                                                                                                                     Page
PART I.             FINANCIAL INFORMATION
Item 1.             Financial Statements................................................................               1
                    Condensed Balance Sheets as of June 30, 2001 (unaudited) and December
                       31, 2000.........................................................................               1
                    Unaudited Condensed Statements of Operations for the three and six
                       months ended June 30, 2001 and 2000..............................................               2
                    Unaudited Condensed Statements of Cash Flows for the six months ended
                       June 30, 2001 and 2000...........................................................               3
                    Notes to Condensed Financial Statements.............................................               4
                    Management's Discussion and Analysis of Financial Condition and Results
Item 2.                of Operations....................................................................               7
Item 3.             Qualitative and Quantitative Disclosure about Market Risk...........................              10
PART II.            OTHER INFORMATION
Item 2.             Changes in Securities and Use of Proceeds...........................................              11
Item 4              Submission of Matters to a Vote of Security Holders.................................              11
Item 6.             Exhibits and Reports on Form 8-K....................................................              11
SIGNATURE...............................................................................................              12

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ENDWAVE CORPORATION
                           CONDENSED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                                          June 30,            December 31,
                                                                                            2001                  2000
                                                                                        -----------           ------------
                                       ASSETS                                           (unaudited)               (1)
Current assets:
  Cash and cash equivalents........................................................      $  35,434              $ 74,061
  Short-term investments...........................................................         35,853                26,559
  Accounts receivable, net.........................................................          5,570                 7,761
  Inventories......................................................................         16,074                19,828
  Other current assets.............................................................          1,234                 1,364
                                                                                         ---------              --------
    Total current assets...........................................................         94,165               129,573
Property and equipment, net........................................................         22,658                25,077
Goodwill and other intangible assets, net..........................................          1,189                95,279
Other assets, net..................................................................            738                   736
                                                                                         ---------              --------
                                                                                         $ 118,750              $250,665
                                                                                         =========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and bank overdraft...............................................      $   6,102              $  7,159
 Accounts payable to affiliates....................................................          3,020                 6,629
 Accrued liabilities...............................................................          4,874                 4,273
 Deferred revenue..................................................................             --                   252
 Capital lease obligations, current................................................          2,384                 2,707
                                                                                         ---------              --------
    Total current liabilities......................................................         16,380                21,020
Deferred revenue...................................................................             --                   251
Restructuring reserve..............................................................            997                    --
Capital lease obligations, less current portion....................................          4,293                 4,764
Stockholders' equity:
 Common stock, $0.001 par value per share; 50,000,000 shares authorized,
  35,350,001 and 34,121,755 issued and outstanding, respectively...................             35                    34
 Additional paid-in capital........................................................        305,741               304,072
 Deferred stock compensation.......................................................         (8,359)              (14,043)
 Accumulated deficit...............................................................       (200,337)              (65,433)
                                                                                         ---------              --------
Total stockholders' equity.........................................................         97,080               224,630
                                                                                         ---------              --------
                                                                                         $ 118,750              $250,665
                                                                                         =========              ========

  (1) Derived from the Company's audited financial statements as of December 31, 2000

                            See accompanying notes

                             ENDWAVE CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)
                                  (unaudited)

                                                                         Three Months Ended            Six Months Ended
                                                                               June 30,                      June 30,
                                                                     ---------------------------  ---------------------------
                                                                          2001          2000           2001          2000
                                                                     -------------  ------------  -------------  ------------
Revenues:
Product revenues ($543, $5,939, $1,259 and $8,676 from
 affiliates, respectively)........................................   $       7,257  $     10,346  $      19,711  $     14,537
Development fees..................................................             540           946            619           946
                                                                     -------------  ------------  -------------  ------------
  Total revenues..................................................           7,797        11,292         20,330        15,483
                                                                     -------------  ------------  -------------  ------------

Costs and expenses:
Cost of product revenues ($591, $6,051, $1,632 and $8,996
 from affiliates, respectively)...................................          11,612        14,731         37,629        19,196
Research and development ($0, $0, $0 and $781 from
 affiliates, respectively)........................................           3,945         2,748          6,633         3,732
Selling, general and administrative ($0, $0, $0 and $310
 from affiliates, respectively)...................................           3,255         2,150          6,235         3,140
Impairment of long-lived assets...................................              --            --         90,411            --
Restructuring charge..............................................           2,160            --          5,875            --
In-process research and development...............................              --        11,700             --        11,700
Amortization of goodwill and other intangible assets..............             396         4,802          5,277         5,186
Amortization of deferred stock compensation.......................           2,333           910          4,966           910
                                                                     -------------  ------------  -------------  ------------

Total costs and expenses..........................................          23,701        37,041        157,026        43,864
                                                                     -------------  ------------  -------------  ------------
Loss from operations..............................................         (15,904)      (25,749)      (136,696)      (28,381)
Interest income, net..............................................             601           353          1,792           353
                                                                     -------------  ------------  -------------  ------------

Loss before income tax............................................         (15,303)      (25,396)      (134,904)      (28,028)
Income tax benefit................................................              --            --             --           627
                                                                     -------------  ------------  -------------  ------------

Net loss..........................................................   $     (15,303) $    (25,396) $    (134,904) $    (27,401)
                                                                     =============  ============  =============  ============

Net loss applicable to common stockholders subsequent to
 the merger.......................................................   $     (15,303) $    (25,396) $    (134,904) $    (25,396)
                                                                     =============  ============  =============  ============
Basic and diluted net loss per share..............................   $       (0.44) $     (39.26) $       (3.90) $     (39.26)
                                                                     =============  ============  =============  ============
Shares used in computing of basic and diluted net loss
 per share........................................................      35,016,465       646,752     34,585,669       646,752
                                                                     =============  ============  =============  ============

                            See accompanying notes.

                              ENDWAVE CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                        -----------------------------
                                                                                           2001                2000
                                                                                        ---------            --------
Operating activities:

Net loss.............................................................................   $(134,904)           $(27,401)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation.......................................................................       3,660               1,050
  Amortization of goodwill and other intangible assets...............................       5,277               5,186
  Amortization of deferred stock compensation........................................       4,966                 910
  In-process research and development................................................          --              11,700
  Impairment of long-lived assets....................................................      90,411                  --
  Restructuring charge...............................................................       5,875                  --
  Other non-cash charge..............................................................         109                  --
  Deferred income tax................................................................          --                (327)
  Changes in operating assets and liabilities:
     Accounts receivable, net........................................................       5,799                (776)
     Inventories, net................................................................       6,298              (6,325)
     Other assets....................................................................      (3,001)                104
     Accounts payable and bank overdraft.............................................      (1,747)             (5,446)
     Accounts payable, affiliates....................................................      (3,609)             13,447
     Accrued liabilities.............................................................        (948)              1,200
     Deferred revenue................................................................        (503)                (22)
                                                                                        ---------            --------
  Net cash used in operating activities..............................................     (22,317)             (6,700)
                                                                                        ---------            --------
Investing activities:
  Cash paid for the acquisition of business..........................................      (4,000)                 --
  Purchases of property and equipment................................................      (2,218)             (2,946)
  Sales of property and equipment....................................................         146                  --
  Purchases of short-term investments................................................      (9,294)                 --
                                                                                        ---------            --------
  Net cash used in investing activities..............................................     (15,366)             (2,946)
                                                                                        ---------            --------
Financing activities:
  Payments under capital lease obligations...........................................      (1,332)               (710)
  Net cash acquired in conjunction with the acquisition of Endgate...................          --              20,882
  Net advances from TRW Inc..........................................................          --               5,993
  Net proceeds from issuance of preferred stock in conjunction with the
   acquisition of Endgate............................................................          --              19,985
  Proceeds from stock options exercised..............................................         388                  41
                                                                                        ---------            --------
  Net cash provided by (used in) financing activities................................        (944)             46,191
                                                                                        ---------            --------
Net increase (decrease) in cash and cash equivalents.................................     (38,627)             36,545
Cash and cash equivalents at beginning of period.....................................      74,061                 373
                                                                                        ---------            --------
Cash and cash equivalents at end of period...........................................   $  35,434            $ 36,918
                                                                                        =========            ========
Supplemental cash flow information:
Cash paid for interest...............................................................   $     392            $    139
                                                                                        =========            ========
Supplemental non-cash investing and financing activity:
Property and equipment acquired under capital leases.................................   $     538            $  1,283
                                                                                        =========            ========

                            See accompanying notes.

                              ENDWAVE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

                            DESCRIPTION OF BUSINESS

1. Basis of Presentation

     On March 31, 2000, Endgate Corporation ("Endgate") merged with TRW Milliwave Inc. ("TRW Milliwave"), a formerly wholly-owned subsidiary of TRW Inc. ("TRW"). In the merger, TRW Milliwave merged with and into Endgate and Endgate issued 13,963,063 shares of its capital stock to TRW in exchange for TRW's shares in TRW Milliwave. As a result, Endgate was the surviving corporation in the merger and TRW Milliwave ceased to exist as a separate legal entity. In connection with the merger, the combined company was renamed Endwave Corporation (referred to below as "the Company" or "Endwave"). Because TRW owned more than half of Endgate's outstanding capital stock immediately after the merger, TRW Milliwave was treated as the acquiring company for accounting purposes. As a result, Endgate ceased to be a separate accounting entity as of the date of the merger, and the combined company's financial statements prior to the merger are those of TRW Milliwave.

2. Unaudited Interim Financial Information

     The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments considered necessary for a fair presentation of the results of the interim periods presented. These condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2000.

3. Reclassifications

     Certain amounts in prior periods have been reclassified to conform to the current presentation.

4. Restructuring Charge

     On January 29, 2001, the Company's Board of Directors approved a restructuring plan related to the transition of all manufacturing activities from the Company's Sunnyvale, California facility to its Diamond Springs, California facility. In connection with the transition, approximately 99 of the Company's employees were unable to relocate, and the Company provided severance payments and benefits to these employees commensurate with their positions.

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

     In the second quarter of 2001, the consolidation of manufacturing operations to the Company's Diamond Springs, California facility was substantially completed. This resulted in transition costs recorded in the second quarter of $510,000 and restructuring costs of $2.2 million. The restructuring costs included $592,000 for severance and benefits and $1.6 million for the write down of excess leased facilities in Sunnyvale, California.

     Following is a summary of activity in the restructuring reserve:

                                                                                       Lease
                                                                 Severance        Cancellations and
                                                                 Benefits         other exit costs
                                                              --------------    ---------------------
March 2001 restructuring charge.............................  $     386         $          --
Payments....................................................        (88)                   --
                                                              --------------    ---------------------
Balance at March 31, 2001...................................        298                    --
Adjustments.................................................        592                 1,568
Payments....................................................       (890)                 (150)
                                                              --------------    ---------------------
Balance at June 30, 2001....................................  $      --         $       1,418
                                                              =========         =============

Current                                                       $      --         $         421
Noncurrent                                                           --                   997
                                                              --------------   ----------------------
                                                              $      --         $       1,418
                                                              =========         =============

5. Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and are comprised of the following (in thousands):

                                                                                June 30,     December 31,
                                                                                  2001           2000
                                                                              ------------   ------------
         Raw materials.......................................................  $    9,099     $   16,416
         Work in process.....................................................       4,723          2,015
         Finished goods......................................................       2,252          1,397
                                                                              ------------   ------------
                                                                               $   16,074     $   19,828
                                                                              ============   ============

6. Property and equipment

     Property and equipment consists of the following (in thousands):

                                                                                June 30,     December 31,
                                                                                  2001           2000
                                                                              ------------   ------------
Land.........................................................................  $      391     $      200
Building.....................................................................       3,780          3,578
Computer equipment...........................................................         639            782
Software.....................................................................       1,127          1,076
Furniture and fixtures.......................................................         337            254
Leasehold improvements.......................................................         332            247
Laboratory, demonstration and manufacturing equipment........................      25,734         23,290
                                                                              ------------   ------------
                                                                                   32,340         29,427
Less accumulated depreciation and amortization (including
 amortization of assets held under capital lease)............................      (9,682)        (4,350)
                                                                              ------------   ------------
Property, and equipment, net                                                   $   22,658     $   25,077
                                                                              ============   ============

7. Net Loss Per Share

     In connection with the March 2000 merger, TRW received convertible preferred stock in exchange for all of the common stock of TRW Milliwave. Giving effect to the merger retroactively to March 2000, the Company has no outstanding common stock prior to the merger. Accordingly, a basic net loss per share has not been presented for periods prior to March 2000. Common equivalent shares, totaling 646,000 in the six months ended June 30, 2001 and 11,800 for June 30, 2000 (computed using the treasury stock method), from the assumed exercise of stock options, warrants and convertible securities have been excluded from the net loss per share calculations as their effect would be anti-dilutive due to the Company's reported net loss.

8. Comprehensive Income (Loss)

     The Company had no items of other comprehensive income (loss) during the three and six months period ended June 30, 2001 and 2000, and accordingly, comprehensive income (loss) is the same as the net loss.

9. Segment Disclosures

     The Company operates in a single industry segment. The Company's geographic sales for the period reported on were as follows (in thousands and as a percentage of net sales):

                                                                      Three Months ended June 30,
                                                       ----------------------------------------------------------
                                                                  2001                             2000
                                                       ---------------------------  -----------------------------
United States........................................  $   2,561          35.3%        $   9,905        95.7%
Europe...............................................      4,696          64.7%              441         4.3%
                                                       ----------------------------------------------------------
 Total...............................................  $   7,257         100.0%        $  10,346       100.0%
                                                       ----------------------------------------------------------
                                                                        Six Months ended June 30,
                                                       ----------------------------------------------------------
                                                                  2001                             2000
                                                       ---------------------------  -----------------------------
United States........................................  $   6,664          33.8%        $  14,096        97.0%
Europe...............................................     13,047          66.2%              441         3.0%
                                                       ----------------------------------------------------------
 Total...............................................  $  19,711         100.0%        $  14,537       100.0%
                                                       ----------------------------------------------------------

     For the three months ended June 30, 2001, Nokia accounted for 57.4% of total sales listed above, and for the six months ended June 30, 2001, Nokia and Hughes Network Systems accounted for 58.9% and 12.8% of total sales listed above, respectively.

10. Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" and in June 2000 the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." These Statements establish methods of accounting for derivative financial instruments and hedging activities. Because Endwave currently holds no derivative financial instruments and does not engage in hedging activities, adoption of these Statements did not have a significant impact on our financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the impact of the provisions of SFAS 141 and SFAS 142.

11. Acquisitions

     On April 24, 2001, the Company purchased substantially all of the assets and assumed certain liabilities of M/A-Com Tech, Inc.'s broadband wireless business. The Company intends to use the acquired net assets to expand the Company's customer base and product offerings. The acquisition was accounted for using the purchase method of accounting. The total consideration paid by the Company in the acquisition, $4.0 million in cash and the issuance of 916,423 shares of the Company's common stock to M/A-Com Tech, Inc, was allocated to the fair market value of the assets acquired and liabilities assumed. The amount allocated to goodwill, $1.6 million, will be amortized on a straight-line basis over an 8-month period. Amortization expense of $396,000 was recorded for the three and six months ended June 30, 2001.

     Pro forma results of operations have not been presented as the effects of the acquisition were not material to the Company's financial position, results of operations or cash flows for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. The following discussion should be read together with our financial statements and notes to those financial statements included elsewhere in this Form 10-Q as well as the information contained under Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2000. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.

          The rapid and severe downturn for the United States economy and the telecommunications industry, beginning in late 2000, has affected growth in demand for our customers' products and by extension our products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is experiencing reduced demand. This decreased demand has led to fluctuating order forecasts from our customers. There can be no certainty as to the degree of the severity or duration of this economic downturn or the demand in the telecommunications industry. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Canada, Europe and other countries and geographic regions.

          We are currently investigating plans for divestiture of our antenna product division, and expect to effectively cease all operations relating to this division by the end of calendar 2001. We expect that the net gain or loss will be insignificant.

          We depend, and expect to remain dependent, on a small number of wireless systems integrators and original equipment manufacturers for sales of our products. For the six months ended June 30, 2001, sales attributable to Nokia and Hughes Network Systems accounted for 58.9% and 12.8%, respectively, of our net sales during the period.

Results of Operations

          Three months ended June 30, 2001 and 2000 and six months ended June 30, 2001 and 2000

          Revenues

          Product revenues were $7.3 million for the three months ended June 30, 2001, a 29% decrease from $10.3 million for the same period in 2000. The decrease was primarily due to the significantly lower unit sales of transceiver and antenna products to Nortel and Hughes Network Systems. Product revenues were $19.7 million for the six months ended June 30, 2001, a 36% increase from $14.5 million for the same period in 2000. The increase for the six months period is primarily attributable to an increase in the number of transceiver and antenna products sold, offset by a decrease in the point-to-multipoint market products sold.

          Development fees are generated by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Development fees were $540,000 for the three months ended June 30, 2001, a 43% decrease from $946,000 for the same period in 2000. Development fees were $619,000 for the six months ended June 30, 2001, a 35% decrease from $946,000 for the six months period ended June 30, 2000. The decrease in development fees noted for both the three months and six months ended June 30, 2001 is attributable to a decrease in the development of custom designed products for Hughes Network Systems.

          Cost and Expenses

          Cost of product revenues. Cost of product revenues consists primarily
          -------------------------
of the costs of direct materials and labor utilized to assemble and test our products, costs associated with procurement, production control, quality assurance and manufacturing engineering, costs associated with maintaining our manufacturing facilities and costs associated with warranty returns. Cost of product revenues for the three months ended June 30, 2001 was $11.6 million, a 21% decrease from $14.7 million for the same period in 2000. The decrease was attributable to decreased shipments of our products partially offset by increased fixed costs, and an increase in underutilized assets and overhead costs. Cost of product revenues for the six months ended June 30, 2001 was $37.6 million, a 96% increase from $19.2 million for the same period in 2000. The overall increase in cost was attributable to charges taken for excess and obsolete inventory of $9.4 million associated with a decline in demand of customers in the point-to-multipoint market in the first quarter of 2001, higher volumes as a result of our March 2000 merger, and a significant increase in the number and mix of our RF subsystems and antenna products sold.

     Research and development expenses.  Research and development expenses for
     ---------------------------------
the three months ended June 30, 2001 were $3.9 million, an increase of 44% from $2.7 million for the same period in 2000. The increase was primarily attributable to the addition of engineering personnel hired in connection with our acquisition of assets from M/A-Com Tech, Inc. in the second quarter of 2001. Research and development expenses for the six months ended June 30, 2001 were $6.6 million, an increase of 78% from $3.7 million for the same period in 2000. The increase was primarily attributable to our March 2000 merger, engineering personnel hired in connection with our acquisition of assets from M/A-Com Tech, Inc. and an increase in research and development activities.

     Selling, general and administrative expenses. Selling, general and
     ---------------------------------------------
administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, facilities and human resources personnel, professional fees, and promotional activities. Selling, general and administrative expenditures for the three months ended June 30, 2001 were $3.3 million, a 50% increase from $2.2 million for the same period in 2000. Selling, general and administrative expenditures for the six months ended June 30, 2001 were $6.3 million, a 103% increase from $3.1 million for the same period in 2000. The increases for both the three and six month periods ended June 30, 2001 were primarily attributable to our combined operations following our March 2000 merger, increased marketing activities, and the acquisition of assets of M/A-Com Tech, Inc. in the second quarter.

     Impairment of long-lived assets. We review long-lived assets, including
     --------------------------------
intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. The decline in the telecommunications market and our decision to restructure the operations of the Company were considered indicators of impairment. Our analysis of the future cash flows indicated that the carrying value of goodwill and other intangible assets was not recoverable. As a result, an impairment charge of $90.4 million was recorded in the first quarter of 2001. There was no impairment of long-lived assets in the three months ended June 30, 2001 and 2000 respectively, and the impairment of long-lived assets was $90.4 million and $0 for the six month periods ended June 30, 2001 and 2000, respectively.

     Restructuring charge.  On January 29, 2001, our Board of Directors approved
     --------------------
a restructuring plan related to our transition of all manufacturing activities from our Sunnyvale, California facility to our Diamond Springs, California manufacturing facility. Some of the factors that led to our decision to restructure included a decline in the telecommunications market, the cancellation of customer orders in the point-to-multipoint market effectively causing us to cease all production of products for this market, and long-term excess capacity. These non-recurring charges are comprised primarily of severance benefits, a charge taken for obsolete equipment associated with the point-to-multipoint market and for the write down of excess leased facilities in Sunnyvale, CA.

     The consolidation of manufacturing operations to the Company's Diamond Springs, California facility was substantially completed during June 2001. This resulted in additional restructuring costs of $2.2 million and $5.9 million in the three and six months ended June 30, 2001. The restructuring costs included $978,000 for severance and benefits, $1.6 million for the write down of excess leased facilities in Sunnyvale, California and $3.3 million related to equipment. There were no restructuring charges in the three and six months periods ended June 30, 2000.

     During the third quarter of 2001, our Board of Directors authorized management to proceed with further employee reductions and we intend to reduce our employee base by an additional 5-10% from the beginning of the year. Severance costs related to these actions are estimated to be approximately $1.1 million.

     In-process research and development expense. In connection with our merger
     -------------------------------------------
in March 2000 with TRW Milliwave, we allocated $11.7 million to in-process-research and development expense in the three and six months ended June 30, 2000

     Amortization of intangible assets.  The March 2000 merger was recorded
     ---------------------------------
using the purchase method of accounting. In connection with the purchase, we recorded goodwill of $80.2 million and other intangible assets of $23.6 million. We were amortizing goodwill and other intangible assets acquired on a straight-line basis over five to six years. As a result of the charges taken in the first quarter of 2001 for impairment of long-lived assets, the carrying value of these assets is zero.

     In April 2001, we acquired certain assets and assumed certain liabilities used in M/A-Com Tech, Inc.'s broadband wireless business. The transaction was accounted for as a purchase for which we paid $4.0 million in cash and issued shares of common stock valued at $2.0 million. Amounts allocated in intangible assets are being amortized on a straight-line basis over an eight month period.

     Amortization of intangibles were $396,000 and $4.8 million for the three months ended June 30, 2001 and 2000, respectively, and $5.3 million and $5.2 million for the six months ended June 30, 2001 and 2000, respectively.

     Amortization of deferred stock compensation.  Deferred stock compensation
     -------------------------------------------
charges consist of charges related to the difference between deemed fair market values on the date of employee option grants and the option price. Amortization of deferred stock compensation for the three months ended June 30, 2001 was $2.3 million, an increase from $910,000 for the same period in 2000. Amortization of deferred stock compensation for the six months ended June 30, 2001 was $5.0 million, an increase from $910,000 for the same period in 2000.

     Interest income, net
     --------------------

     Net interest income consists primarily of interest income earned on our cash and cash equivalents and short-term investments and interest expense on capital equipment leases. Interest income increased to $888,000 in the three months ended June 30, 2001 from $499,000 for the same period in 2000. For the six months ended June 30, 2001, interest income increased to $2.2 million from $499,000 for the same period in 2000. The increase in interest income for the three and six months ended June 30, 2001 was due to the proceeds from the sale of shares of our common stock in the fourth quarter of 2000 pursuant to our initial public offering. These proceeds were invested in short-term interest bearing securities. We expect interest income to decrease in the short-term as cash and short-term investments are depleted in 2001, and if interest rates continue to decline. Interest expense increased to $277,000 in the three months ended June 30, 2001, from $139,000 in the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, interest expense increased to $392,000 in the six months ended June 30, 2001 from $139,000 in the six months ended June 30, 2000. The increase for the three and six months ended June 30, 2001 was primarily attributable to increased financing leases of manufacturing and engineering equipment.

Liquidity and Capital Resources

     Our principal source of liquidity as of June 30, 2001 consisted of approximately $71.3 million in cash and cash equivalents and short-term investments. For the six months ended June 30, 2001, we used $22.3 million from operating activities, as compared to $6.7 million for the same period in 2000. The increase in the use of cash in the six months ended June 30, 2001 compared to the same period in 2000 was primarily due to an increased operating loss, the purchase of assets from M/A-Com Tech, Inc. and increased expenditures associated with inventory purchases.

     Investing activities resulted in a net cash outflow of $15.4 million for the six months ended June 30, 2001, as compared to using $2.9 million for the same period in 2000. Of the $15.4 million used in investing activities in the six months ended June 30, 2001, $4.0 million was associated with the acquisition of assets used in M/A-Com Tech, Inc.'s broadband wireless business, and $11.4 million was for the purchase of short-term investments and capital equipment. We expect our capital expenditures to decrease in the near term as we have made significant capital investments recently.

     Financing activities used $945,000 of cash for the six months ended June 30, 2001, as compared to providing $46.2 million in cash for the same period in 2000. Financing activities in the six months ended June 30, 2001 included $388,000 in proceeds from the exercise of employee stock options, and payments under capital lease obligations of $1.3 million. The net cash provided by financing activities for the six months ended June 30, 2000 was due primarily to net cash acquired of $40.9 million in proceeds from our issuance of preferred stock, in conjunction with our merger in March 2000 and net advances of funds by TRW of $6.0 million.

     We believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us.

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

                          PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

          During the fourth quarter of 2000, we completed our initial public offering of a total of 6,900,000 shares of common stock, resulting in net proceeds of approximately $87.8 million. On April 24, 2001, we used a portion of net proceeds remaining to pay the $4.0 million cash portion of the purchase price related to our acquisition of certain assets and liabilities related to M/A-Com Tech, Inc.'s broadband wireless business, and to fund costs and expenses related to the acquisition. Net proceeds remaining will continue to be used for general corporate purposes, including working capital, expansion of our research and development activities and to increase our manufacturing capacity. We may in the future use proceeds to acquire or invest in additional complementary businesses or products or to obtain the right to use complementary technologies. As of July 31, 2001, net proceeds remaining continue to be invested in short term, interest bearing investment grade securities and cash and cash equivalents pending our usage for the above mentioned purposes.

Item 4. Submission of Matters to a Vote of Security Holders

       (a) Our Annual Meeting of Stockholders (the "Meeting") was held on June 1, 2001. At the Meeting, Esfandiar Lohrasbpour and Carol Herod Sharer were re-elected to our Board of Directors for a three-year term set to expire at our 2004 Annual Meeting.

            Shares voted:

                                    For                Withheld/Against  Abstain
                                    --------------------------------------------
            Mr. Lohraspour          24,020,198         20,473
                                    ----------         ------
            Ms. Sharer              24,027,050         23,621
                                    ----------         ------

       (b) In addition, the following directors continued in office as directors following the Meeting: Wes Bush and Robert D. Pavey (until the Company's 2002 Annual Meeting); Edward Keible and Edward C. V. Winn (until the Company's 2003 Annual Meeting).

       (c) The other matters presented at the Meeting and the voting of stockholders with respect thereto are as follows:

            The stockholders ratified the Board of Directors' selection of Ernst & Young LLP as our independent public accountants for the fiscal year ending December 31, 2001.

            Shares voted:

                         For           Against           Abstain
                         ---------------------------------------

                         24,037,434    1,473             1,764
                         ---------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a) Reports on Form 8-K

         A current report on Form 8-K dated April 24, 2000, was filed with the Securities and Exchange Commission on May 8, 2001, which included as Exhibits 2.1, 4.1 and 99.1 thereto, respectively, an Asset Purchase Agreement by and among M/A-Com Tech, Inc., Tyco Electronics Logistics AG and Endwave Corporation; the Registration Rights Agreement by and between M/A-Com Tech, Inc. and Endwave Corporation; and the press release titled "Endwave Acquires Broadband Wireless Business from M/A Com"

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ENDWAVE CORPORATION

Date: August 14, 2001               By: /s/ Julianne M. Biagini
                                        -------------------------------------
                                        Julianne M. Biagini
                                        Senior Vice President
                                        and Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)