Form 10-Q
period 2001-09-30
ENDWAVE CORP
filed 2001-11-14
CIK 1118941

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                                    000-31635
                            (Commission file number)

                               ------------------

                               ENDWAVE CORPORATION
             (Exact name of registrant as specified in its charter)

                               ------------------

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

         The number of shares outstanding of the Registrant's Common Stock as of Oct 26, 2001 was 35,800,111 shares.

================================================================================

                               ENDWAVE CORPORATION

                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I.              FINANCIAL INFORMATION

Item 1.              Financial Statements..................................................................    3

                     Condensed Balance Sheets as of September 30, 2001 (unaudited) and
                        December 31, 2000..................................................................    3

                     Unaudited Condensed Statements of Operations for the three and nine
                        months ended September 30, 2001 and 2000...........................................    4

                     Unaudited Condensed Statements of Cash Flows for the nine months ended
                        September 30, 2001 and 2000........................................................    5

                     Notes to Condensed Financial Statements...............................................    6

Item 2.              Management's Discussion and Analysis of Financial Condition and Results
                        of Operations......................................................................   10

Item 3.              Qualitative and Quantitative Disclosure about Market Risk.............................   13

PART II.             OTHER INFORMATION

Item 2.              Changes in Securities and Use of Proceeds.............................................   14

Item 6.              Exhibits and Reports on Form 8-K......................................................   14

SIGNATURE..................................................................................................   15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               ENDWAVE CORPORATION
                            CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                          September 30,   December 31,
                                                                                               2001           2000
                                                                                            ---------      ---------
                                      ASSETS                                               (unaudited)        (1)
Current assets:
   Cash and cash equivalents .........................................................     $  21,341      $  74,061
   Short-term investments ............................................................        41,677         26,559
   Accounts receivable, net ..........................................................         3,694          7,761
   Inventories .......................................................................        17,764         19,828
   Other current assets ..............................................................           887          1,364
                                                                                           ---------      ---------
     Total current assets ............................................................        85,363        129,573
Property and equipment, net ..........................................................        20,855         25,077
Goodwill and other intangible assets, net ............................................           606         95,279
Other assets, net ....................................................................         1,137            736
                                                                                           ---------      ---------
                                                                                           $ 107,961      $ 250,665
                                                                                           =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and bank overdraft ................................................     $   5,705      $   7,159
  Accounts payable to affiliates .....................................................         2,663          6,629
  Accrued liabilities ................................................................         9,081          4,273
  Deferred revenue ...................................................................          --              252
  Capital lease obligations, current .................................................         2,401          2,707
                                                                                           ---------      ---------
     Total current liabilities .......................................................        19,850         21,020
Deferred revenue .....................................................................            --            251
Restructuring reserve ................................................................           713             --
Capital lease obligations, less current portion ......................................         3,740          4,764
Stockholders' equity:
  Common stock, $0.001 par value per share; 50,000,000 shares authorized,
   35,364,283 and 34,121,755 issued and outstanding, respectively ....................            35             34
  Additional paid-in capital .........................................................       305,493        304,072
  Deferred stock compensation ........................................................        (6,855)       (14,043)
  Accumulated deficit ................................................................      (215,015)       (65,433)
                                                                                           ---------      ---------
Total stockholders' equity ...........................................................        83,658        224,630
                                                                                           ---------      ---------
                                                                                           $ 107,961      $ 250,665
                                                                                           =========      =========

(1) Derived from the Company's audited financial statements as of December 31, 2000

                             See accompanying notes.

                               ENDWAVE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                      September 30,
                                                                 ------------------------------      ------------------------------
                                                                      2001              2000             2001              2000
                                                                 ------------      ------------      ------------      ------------
Revenues:
   Product revenues ($0, $4,913, $1,259 and $13,589 from                                                                          $
     affiliates, respectively) .............................     $      6,426      $     12,257      $     26,137      $     26,794
   Development fees ........................................               --               233               619             1,179
                                                                 ------------      ------------      ------------      ------------
     Total revenues ........................................            6,426            12,490            26,756            27,973
                                                                 ------------      ------------      ------------      ------------
Costs and expenses:
   Cost of product revenues ($0, $5,386, $1,632 and $14,382
     from affiliates, respectively) ........................           12,148            15,715            49,777            34,911
   Research and development ($0, $0, $0 and $781 from
     affiliates, respectively) .............................            3,674             2,939            10,307             6,671
   Selling, general and administrative ($0, $0, $0 and $310
     from affiliates, respectively) ........................            3,082             1,990             9,317             5,130
   Impairment of long-lived assets .........................               --                --            90,411                --
   Restructuring charge ....................................              868                --             6,743                --
   In-process research and development .....................               --                --                --            11,700
   Amortization of goodwill and other intangible assets ....              595             4,821             5,872            10,007
   Amortization of deferred stock compensation* ............            1,241             2,633             6,207             3,543
                                                                 ------------      ------------      ------------      ------------
Total costs and expenses ...................................           21,608            28,098           178,634            71,962
                                                                 ------------      ------------      ------------      ------------
Loss from operations .......................................          (15,182)          (15,608)         (151,878)          (43,989)
Interest income, net .......................................              504               188             2,296               541
                                                                 ------------      ------------      ------------      ------------
Loss before income tax .....................................          (14,678)          (15,420)         (149,582)          (43,448)
Income tax benefit .........................................               --                --                --               627
                                                                 ------------      ------------      ------------      ------------
Net loss ...................................................     $    (14,678)     $    (15,420)     $   (149,582)     $    (42,821)
                                                                 ============      ============      ============      ============
Net loss applicable to common stockholders subsequent to the
 merger.....................................................     $    (14,678)     $    (15,420)     $   (149,582)     $    (40,816)
                                                                 ============      ============      ============      ============
Basic and diluted net loss per share .......................     $      (0.42)     $     (22.99)     $      (4.29)     $     (61.97)
                                                                 ============      ============      ============      ============
Shares used in computing of basic and diluted net loss per
 share......................................................       35,358,298           670,599        34,846,042           658,625
                                                                 ============      ============      ============      ============
-------------------------
* Amortization of deferred stock compensation:
Cost of product revenues                                              $   402           $   868           $ 2,008           $ 1,100
Research and development                                                  367               706             1,671               931
Selling, general and administrative                                       472             1,059             2,528             1,512
                                                                 ------------      ------------      ------------      ------------
                                                                      $ 1,241           $ 2,633           $ 6,207           $ 3,543
                                                                 ============      ============      ============      ============

                             See accompanying notes.

                               ENDWAVE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                   2001           2000
                                                                                ---------      ---------
Operating activities:
Net loss ..................................................................     $(149,582)     $ (42,821)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation ...........................................................         5,024          1,967
   Amortization of goodwill and other intangible assets ...................         5,872         10,007
   Amortization of deferred stock compensation ............................         6,207          3,543
   In-process research and development ....................................           --          11,700
   Impairment of long-lived assets ........................................        90,411             --
   Restructuring charge ...................................................         6,743             --
   Loss on disposal of fixed assets, net .................................            194              1

   Deferred income tax ....................................................            --           (327)
   Changes in operating assets and liabilities:
     Accounts receivable, net .............................................         7,675         (3,305)
     Inventories, net .....................................................         4,608         (9,610)
     Other assets .........................................................        (2,764)          (656)
     Accounts payable and bank overdraft ..................................        (2,144)         8,079
     Accounts payable, affiliates .........................................        (3,966)        (2,169)
     Accrued liabilities ..................................................         2,093          2,233
     Deferred revenue .....................................................          (503)           (62)
                                                                                ---------      ---------
   Net cash used in operating activities ..................................       (30,132)       (21,420)
                                                                                ---------      ---------
Investing activities:
   Cash paid for the acquisition of business ..............................        (4,000)            --
   Purchases of property and equipment ....................................        (2,404)        (4,874)
   Proceeds on sale of property and equipment .............................           399              3
   Purchases of short-term investments, net ...............................       (15,118)            --
                                                                                ---------      ---------
   Net cash used in investing activities ..................................       (21,123)        (4,871)
                                                                                ---------      ---------
Financing activities:
   Principal payments under capital lease obligations .....................        (1,868)          (918)
   Net cash acquired in conjunction with the acquisition of Endgate .......            --         20,882
   Net advances from TRW Inc. .............................................            --          5,993
   Net proceeds from issuance of preferred stock in conjunction with the
     acquisition of Endgate ...............................................            --         19,985
   Proceeds from stock options exercised ..................................           403             61
                                                                                ---------      ---------
   Net cash provided by (used in) financing activities ....................        (1,465)        46,003
                                                                                ---------      ---------
Net increase (decrease) in cash and cash equivalents ......................       (52,720)        19,712
Cash and cash equivalents at beginning of period ..........................        74,061            373
                                                                                ---------      ---------
Cash and cash equivalents at end of period ................................     $  21,341      $  20,085
                                                                                =========      =========
Supplemental cash flow information:
Cash paid for interest ....................................................     $     535      $     285
                                                                                =========      =========
Supplemental non-cash investing and financing activity:
Property and equipment acquired under capital leases ......................     $     538      $   1,936
                                                                                =========      =========

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

4.   Accounting for the Impairment of Long-Lived Assets

     The Company reviews long-lived assets, including intangible assets, consisting primarily of goodwill related to the March 2000 merger of TRW Milliwave and Endgate, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. During the three months ended March 31, 2001, the Company determined that impairment indicators were present and therefore evaluated the carrying value of all its long-lived assets. As a result of the evaluation, the Company concluded that unamortized goodwill and other intangible assets of $90.4 million was impaired and accordingly, this amount was charged to operations in the three months ended March 31, 2001.

5.   Restructuring Charge

     On January 29, 2001, the Company's Board of Directors approved a restructuring plan related to the transition of all manufacturing activities from the Company's Sunnyvale, California facility to its Diamond Springs,

California facility. In connection with the transition, 108 of the Company's employees were unable to relocate, and the Company provided severance payments and benefits to these employees commensurate with their positions.

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

     In the second quarter of 2001, the consolidation of manufacturing operations to the Company's Diamond Springs, California facility was substantially completed. This resulted in transition costs recorded in the second quarter of $510,000 and restructuring costs of $2.2 million. The restructuring costs included $592,000 for additional severance and benefits and $1.6 million for excess leased facilities in Sunnyvale, California.

     An additional restructuring charge of $868,000 primarily related to severance and benefits was recorded in the third quarter. The workforce reductions associated with this restructuring was 57. This brings the total workforce reduction to 165 by the end of the third quarter, 2001. We expect this will provide future cost savings of approximately $6.8 million on an annualized basis.

     Following is a summary of activity in the restructuring reserve:

                                                                          Lease
                                                       Severance    Cancellations and
                                                       Benefits     other exit costs
                                                       --------     -----------------
March 2001 restructuring charge ..............         $   386          $    --
Payments .....................................             (88)              --
                                                       -------          -------
Balance at March 31, 2001 ....................             298               --
Additions ....................................             592            1,568
Payments .....................................            (890)            (150)
                                                       -------          -------
Balance at June 30, 2001 .....................              --            1,418
Additions ....................................             868
Payments .....................................            (676)            (135)
                                                       -------          -------
Balance at September 30, 2001 ................         $   192          $ 1,283
                                                       =======          =======

Current ......................................         $   192          $   570
Noncurrent ...................................              --              713
                                                       -------          -------
                                                       $   192          $ 1,283
                                                       =======          =======

6.   Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and are comprised of the following (in thousands):

                                             September 30,   December 31,
                                                 2001            2000
                                             -------------   ------------
     Raw materials .......................    $   11,701      $   16,416
     Work in process .....................         1,524           2,015
     Finished goods ......................         4,539           1,397
                                              ----------      ----------
                                              $   17,764      $   19,828
                                              ==========      ==========

7.   Property and equipment

     Property and equipment consists of the following (in thousands):

                                                                         September 30,  December 31,
                                                                             2001           2000
                                                                         -------------  ------------
Land ..................................................................    $    391       $    200
Building ..............................................................       3,879          3,578
Computer equipment ....................................................         938            782
Software ..............................................................       1,162          1,076
Furniture and fixtures ................................................         361            254
Leasehold improvements ................................................         142            247
Laboratory, demonstration and manufacturing equipment .................      23,356         23,290
                                                                           --------       --------
                                                                             30,229         29,427
Less accumulated depreciation and amortization (including
   amortization of assets held under capital lease) ...................      (9,374)        (4,350)
                                                                           --------       --------
Property, and equipment, net ..........................................    $ 20,855       $ 25,077
                                                                           ========       ========

8.   Net Loss Per Share

     In connection with the March 2000 merger, TRW received convertible preferred stock in exchange for all of the common stock of TRW Milliwave. Giving effect to the merger retroactively to March 2000, the Company has no outstanding common stock prior to the merger. Accordingly, a basic net loss per share has not been presented for periods prior to March 2000. Common equivalent shares, totaling 647,000 in the nine months ended September 30, 2001 and 423,000 for September 30, 2000 (computed using the treasury stock method), from the assumed exercise of stock options, warrants and convertible securities have been excluded from the net loss per share calculations as their effect would be anti-dilutive due to the Company's reported net loss.

9.   Comprehensive Income (Loss)

     The Company had no items of other comprehensive income (loss) during the three and nine months period ended September 30, 2001 and 2000, and accordingly, comprehensive income (loss) is the same as the net loss.

10.  Segment Disclosures

     The Company operates in a single industry segment. The Company's geographic revenues for the period reported on were as follows (in thousands and as a percentage of net revenues):

                                           Three Months ended September 30,
                                         -----------------------------------
                                               2001               2000
                                         ----------------   ----------------
United States .........................  $ 1,541    24.0%   $ 9,513    77.6%

Finland ...............................    4,818    75.0%     2,031    16.6%
Other .................................       67     1.0%       713     5.8%
                                         -------   -----    -------   -----
Total Europe ..........................    4,885    76.0%     2,744    22.4%
                                         -------   -----    -------   -----
   Total ..............................  $ 6,426   100.0%   $12,257   100.0%
                                         -------   -----    -------   -----


                                           Nine Months ended September 30,
                                         -----------------------------------
                                               2001               2000
                                         ----------------   ----------------
United States .........................  $ 8,205    31.4%   $23,610    88.1%

Finland ...............................   16,425    62.8%     2,031     7.6%
Other .................................    1,507     5.8%     1,153     4.3%
                                         -------   -----    -------   -----
Total Europe ..........................   17,932    68.6%     3,184    11.9%
                                         -------   -----    -------   -----
   Total ..............................  $26,137   100.0%   $26,794   100.0%
                                         -------   -----    -------   -----

     For the three months ended September 30, 2001, Nokia accounted for 75% of total revenues, and for the nine months ended September 30, 2001, Nokia and Hughes Network Systems accounted for 63% and 10% of total revenues, respectively. Nokia, located in Finland, was the only customer in Finland for the nine months ended September 30, 2001.

11.  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective for the Company on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

     The adoption of these standards is not expected to have a material impact on the Company's consolidated financial statements.

12.  Acquisitions

     On April 24, 2001, the Company purchased substantially all of the assets and assumed certain liabilities of M/A-Com Tech, Inc.'s broadband wireless business. The Company intends to use the acquired net assets to expand the Company's customer base and product offerings. The acquisition was accounted for using the purchase method of accounting. The total consideration paid by the Company in the acquisition, $4.0 million in cash and the issuance of 916,423 shares of the Company's common stock to M/A-Com Tech, Inc, was allocated to the fair market value of the assets acquired and liabilities assumed. The amount allocated to goodwill, $1.6 million, will be amortized on a straight-line basis over an 8-month period. Amortization expense of $595,000 and $991,000 was recorded for the three and nine months ended September 30, 2001.

     Pro forma results of operations have not been presented as the effects of the acquisition were not material to the Company's financial position, results of operations or cash flows for the periods presented.

13.  Stock Options

     On September 26, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Endwave employees have the option to cancel outstanding stock options previously granted with an exercise price of $6.00 per share or greater in exchange for two new nonqualified stock options granted on two separate dates. The election date was October 25, 2001 and approximately 2,737,407 options were cancelled and 763,283 options were reissued with an option price of $0.85. As a result, these reissued options are considered variable awards and may result in additional compensation expense in future periods. On April 26, 2002, approximately 1,974,124 options are expected to be granted at the then fair market value.

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

     We are currently investigating plans for divestiture of our antenna product division, and expect to effectively cease all operations relating to this division by the end of calendar 2001. We expect that the net gain or loss will be insignificant. The antenna revenues for the nine months ended September 30, 2001 were $1.3 million.

     We depend, and expect to remain dependent, on a small number of wireless systems integrators and original equipment manufacturers for sales of our products. For the three months and nine months ended September 30, 2001, sales attributed to Nokia accounted for 75% and 63% of our nets sales during the period. Sales attributable to Hughes Network Systems accounted for 0% and 10% of our net sales for the three and nine month period ended September 30. 2001.

Results of Operations

     Three months ended September 30, 2001 and 2000 and nine months ended September 30, 2001 and 2000

     Revenues

     Product revenues were $6.4 million for the three months ended September 30, 2001, a 48% decrease from $12.3 million for the same period in 2000. The decrease was primarily due to the significantly lower unit sales of transceiver and antenna products to Nortel, Hughes Network Systems and Rockwell International. Product revenues were $26.1 million for the nine months ended September 30, 2001, a 3% decrease from $26.8 million for the same period in 2000. The decrease for the nine months period is primarily attributable to a decrease in the number of transceiver and antenna products sold and reflects a slow-down in the global economy, and further tightening of financial markets in the telecommunication industry, which has reduced our customers' ability to secure financing and purchase products.

     Development fees are generated by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses.

Development fees were $0 for the three months ended September 30, 2001, a 100% decrease from $233,000 for the same period in 2000. Development fees were $619,000 for the nine months ended September 30, 2001, a 48% decrease from $1.2 million for the nine months period ended September 30, 2000. The decrease in development fees noted for both the three months and nine months ended September 30, 2001 is attributable to a decrease in the development of custom designed products for Hughes Network Systems.

     Cost and Expenses

     Cost of product revenues. Cost of product revenues consists primarily of
     ------------------------
the costs of direct materials and labor utilized to assemble and test our products, costs associated with procurement, production control, quality assurance and manufacturing engineering, costs associated with maintaining our manufacturing facilities and costs associated with warranty returns. Cost of product revenues for the three months ended September 30, 2001 was $12.1 million, a 23% decrease from $15.7 million for the same period in 2000. The decrease was attributable to decreased shipments of our products, the impact of restructuring, partially offset by increased warranty expense, and underutilized assets and overhead costs. Cost of product revenues for the nine months ended September 30, 2001 was $49.8 million, a 43% increase from $34.9 million for the same period in 2000. The overall increase in cost was attributable to charges taken for excess and obsolete inventory of $9.4 million associated with a decline in demand of customers in the point-to-multipoint market in the first quarter of 2001, and special warranty charge of $3.2 million.

     During the third quarter, the Company provided a $3.2 million warranty charge to cover repairing tranceivers that have been identified to have a potentially faulty electronic component supplied by one of the company's vendors. Although the reserve caused an increase in the cost of product revenues for the quarter, the company believes that the cause of the component's out of specification performance has been identified and corrected.

     Research and development expenses. Research and development expenses for
     ---------------------------------
the three months ended September 30, 2001 were $3.7 million, an increase of 28% from $2.9 million for the same period in 2000. The increase was primarily due to costs associated with an increase in personnel and related costs of facilities. Research and development expenses for the nine months ended September 30, 2001 were $10.3 million, an increase of 54% from $6.7 million for the same period in 2000. The increase was primarily attributable to our March 2000 merger, the addition of engineering personnel hired in connection with our acquisition of assets from M/A-Com Tech, Inc. in the second quarter of 2001 and an increase in product development activities.

     Selling, general and administrative expenses. Selling, general and
     --------------------------------------------
administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, facilities and human resources personnel, professional fees, and promotional activities. Selling, general and administrative expenditures for the three months ended September 30, 2001 were $3.1 million, a 55% increase from $2.0 million for the same period in 2000. Selling, general and administrative expenditures for the nine months ended September 30, 2001 were $9.3 million, an 82% increase from $5.1 million for the same period in 2000. The increases for both the three and nine month periods ended September 30, 2001 were primarily attributable to our combined operations following our March 2000 merger, the hiring of additional administrative, sales and marketing personnel to support the overall increased business activities, and the acquisition of assets of M/A-Com Tech, Inc. in the second quarter of 2001, and increased public-company related professional services.

     Impairment of long-lived assets. We review long-lived assets, including
     -------------------------------
intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. The decline in the telecommunications market and our decision to restructure the operations of the Company were considered indicators of impairment in the first quarter of 2001. Our analysis of the future cash flows indicated that the carrying value of goodwill and other intangible assets was not recoverable. As a result, an impairment charge of $90.4 million was recorded in the first quarter of 2001.

     Restructuring charge. On January 29, 2001, our Board of Directors approved
     --------------------
a restructuring plan related to our transition of all manufacturing activities from our Sunnyvale, California facility to our Diamond Springs, California manufacturing facility. Some of the factors that led to the decision to restructure the Company include a decline in the telecommunications market, our decision to exit the point-to-multipoint market and long-term excess capacity. These non-recurring charges are comprised primarily of severance benefits, a charge taken for obsolete equipment associated with the point-to-multipoint market and for the write down of excess leased facilities in Sunnyvale, CA.

     The consolidation of manufacturing operations to the Company's Diamond Springs, California facility was substantially completed in the second quarter of 2001 and this resulted in the reduction of approximately 108 regular manufacturing employees. We recorded an additional restructuring charges of $868,000 for severance and benefits for 57 individual in the three months ended September 30, 2001. The restructuring costs of $6.7 million for the nine months ended September 30, 2001 included $1.8 million for severance and benefits, $1.6 million for the write down of excess leased facilities in Sunnyvale, California and $3.3 million related to equipment. There were no restructuring charges in the three and nine months periods ended September 30, 2000. The expected annualized savings from the workforce reduction is $6.8 million.

     In-process research and development expense. In connection with our merger
     -------------------------------------------
in March 2000 with TRW Milliwave, we allocated $11.7 million to in-process-research and development in the nine months ended September 30, 2000. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The Company continues to develop its Flip Chip technology and to explore applications of this technology. The effort is approximately 80% complete.

     Amortization of intangible assets. The March 2000 merger was recorded using
     ---------------------------------
the purchase method of accounting. In connection with the purchase, we recorded goodwill of $80.2 million and other intangible assets of $23.6 million. We were amortizing goodwill and other intangible assets acquired on a straight-line basis over five to six years. As a result of the charges taken in the first quarter of 2001 for impairment of long-lived assets, the carrying value of these assets is zero.

     In April 2001, we acquired M/A-Com Tech, Inc.'s broadband wireless business. The agreement was structured as a share purchase and accounted for as a purchase transaction. In accordance with SFAS 142, goodwill will no longer be amortization after December 2001.

     Amounts allocated to intangible assets are being amortized on a straight-line basis over an eight-month period. Amortization of intangibles were $595,000 and $4.8 million for the three months ended September 30, 2001 and 2000, respectively, and $5.9 million and $10.0 million for the nine months ended September 30, 2001 and 2000, respectively.

     Amortization of deferred stock compensation. Deferred stock compensation
     -------------------------------------------
charges consist of charges related to the difference between deemed fair market values on the date of employee option grants and the option price. Deferred stock compensation is represented as a reduction of stockholders equity. Amortization of deferred stock compensation for the three months ended September 30, 2001 was $1.2 million, a decrease from $2.6 million for the same period in 2000. Amortization of deferred stock compensation for the nine months ended September 30, 2001 was $6.2 million, an increase from $3.5 million for the same period in 2000. The Company uses the graded method of amortization of deferred stock compensation, which results in higher amortization in the earlier periods.

     Interest income, net

     Net interest income consists primarily of interest income earned on our cash and cash equivalents and short-term investments and interest expense on capital equipment leases. Interest income increased to $629,000 in the three months ended September 30, 2001 from $411,000 for the same period in 2000. For the nine months ended September 30, 2001, interest income increased to $2.9 million from $910,000 for the same period in 2000. The increase in interest income for the three and nine months ended September 30, 2001 was due to the proceeds from the sale of shares of our common stock in the fourth quarter of 2000 pursuant to our initial public offering. These proceeds were invested in short-term interest bearing securities. We expect interest income to decrease in the short-term as cash and short-term investments are depleted in 2001, and if interest rates continue to decline.

     Interest expense decreased to $143,000 in the three months ended September 30, 2001, from $146,000 for the same period in 2000. The decrease in interest expense for the three months ended September 30, 2001 was attributable to a lower principal balance. For the nine months ended September 30, 2001 and 2000, interest expense increased to $535,000 in the nine months ended September 30, 2001 from $285,000 for the same period in 2000. The overall increase for the nine months ended September 30, 2001 was primarily attributable to increased financing leases of manufacturing and engineering equipment.

     For the three months and nine months ended September 30, 2001, the loss on disposal of excess equipment was $85,000 and $194,000.

Liquidity and Capital Resources

     Our principal source of liquidity as of September 30, 2001 consisted of approximately $63.0 million in cash and cash equivalents and short-term investments. For the nine months ended September 30, 2001, we used $30.1 million from operating activities, as compared to $21.4 million for the same period in 2000. The increase in the use of cash in the nine months ended September 30, 2001 compared to the same period in 2000 was primarily due to an increased operating loss, adjusted to reflect non-cash charges, decreases in accounts payable and accrued liabilities, partially offset by decreases in accounts receivable and expenditures associated with inventory purchases and the purchase of assets from M/A-Com Tech, Inc. in the second quarter of 2001.

     Investing activities resulted in a net cash outflow of $21.1 million for the nine months ended September 30, 2001, as compared to using $4.9 million for the same period in 2000. Of the $21.1 million used in investing activities in the nine months ended September 30, 2001, $4.0 million was associated with the acquisition of assets used in M/A-Com Tech, Inc.'s broadband wireless business, $15.1 million was for the purchase of short-term investments and $2.0 million for capital equipment. We expect our capital expenditures to decrease in the near term as we better utilize existing resources.

     Financing activities used $1.5 million of cash for the nine months ended September 30, 2001, as compared to providing $46.0 million in cash for the same period in 2000. Financing activities in the nine months ended September 30, 2001 included $403,000 in proceeds from the exercise of employee stock options, and payments under capital lease obligations of $1.9 million. The net cash provided by financing activities for the nine months ended September 30, 2000 was due primarily to net cash acquired of $20.9 million and $20.0 million in proceeds from our issuance of preferred stock, both of which were in conjunction with our merger in March 2000, and net advances of funds by TRW of $6.0 million.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         During the fourth quarter of 2000, we completed our initial public offering of a total of 6,900,000 shares of common stock, resulting in net proceeds of approximately $87.8 million. Net proceeds remaining will continue to be used for general corporate purposes. We may in the future use proceeds to acquire or invest in additional complementary businesses or products or to obtain the right to use complementary technologies. As of October 31, 2001, net proceeds remaining continue to be invested in short term, interest bearing investment grade securities and cash and cash equivalents pending our usage for the above mentioned purposes.

Item 6.  Exhibits and Reports on Form 8-K

         None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ENDWAVE CORPORATION

Date: November 14, 2001                By: /s/ Julianne M. Biagini
                                          --------------------------------------
                                          Julianne M. Biagini
                                          Senior Vice President
                                          and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)