Form 10-K405
period 2001-12-31
ENDWAVE CORP
filed 2002-03-29
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 000-31635

Endwave Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-4333817
(State of incorporation)	(I.R.S. Employer Identification No.)

990 Almanor Avenue, Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip code)

(408) 522-3100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 15, 2002 was approximately $30.9 million. Shares of voting common stock held by directors, executive officers, and by each person who beneficially owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price of $0.87, which is the closing sales price on March 15, 2002 as reported by the Nasdaq National Market.

The number of shares outstanding of the registrant’s common stock as of March 15, 2002 was approximately 35,621,649.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect the registrant’s 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2001.

ENDWAVE CORPORATION

FORM 10-K

December 31, 2001

i

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward looking statements as defined by federal securities laws. Forward looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from what is currently anticipated. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1, “Business,” as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

Item 1.    Business

We design, manufacture and market RF (radio frequency) subsystems that enable the transmission, reception and processing of high-speed digital signals in broadband telecommunication systems and other adjacent markets requiring similar technology. Our products are used primarily in current and next generation cellular backhaul, carrier class trunking, point-to-point access, and point-to-multipoint access applications. Our target customers are microwave radio manufacturers and wireless systems integrators (collectively referred to as OEMs) that provide the broadband wireless equipment used by communications service providers to deliver voice, data and video services. Our technology also has applications in instrumentation, scientific and government related markets. Our highly automated and flexible manufacturing facilities are optimized for high volume production of products designed by Endwave or designed and outsourced for production by our customers. Original equipment manufacturers (OEM’s) that use or have used our products include Allgon Microwave, Anritsu, DMC Stratex, Harris, Hughes Network Systems, Lockheed Martin, Nera, Nokia, P-Com, Raytheon, Rockwell International and Witcom.

We were originally incorporated in California in 1991 and reincorporated in Delaware in 1995. In March 2000, we merged with TRW Milliwave Inc. (“TRW Milliwave”), a RF subsystem supplier that was a wholly-owned subsidiary of TRW Inc. (“TRW”). In connection with the merger, we changed our name from Endgate Corporation to Endwave Corporation. As a result of the merger, we became one of our industry’s largest commercial suppliers of RF subsystems with a substantially increased customer base and design and manufacturing capacity. On October 20, 2000, we successfully completed the initial public offering of our common stock. On April 24, 2001 we completed the acquisition of certain assets from Tyco Electronics related to their M/A-Com broadband wireless business.

In December of 2001 we completed the divestiture of our broadband antenna product line so that we could better concentrate our efforts on our core business of designing and manufacturing high performance transceivers and related products. The assets of this product line were sold to Gabriel Electronics, a long term manufacturing partner, for short and long-term notes payable to Endwave, and a multi-year royalty arrangement for future sales.

We design our products to best satisfy our customers’ performance, logistical and economic requirements by using our proprietary technologies and RF design expertise. We offer a broad range of products at multiple levels of integration that are optimized for a customer’s specific product and performance needs. Our products include RF modules, integrated transceivers, and complete outdoor units. Our proprietary circuit and manufacturing technologies enable us to design and manufacture RF subsystems that minimize the use of expensive gallium arsenide and reduce manual labor. We use third-party semiconductor fabrication facilities for the manufacturing of the gallium arsenide devices, which we design. Designing our own semiconductor devices gives us the flexibility to use technologies best suited for specific applications and eliminates dependence on and limitations of standard, commercially available gallium arsenide devices. We believe our proprietary technologies and processes give us a significant competitive advantage in manufacturing our products in high volume with a path to low per unit cost.

Industry Overview

The telecommunications industry has seen many significant changes and developments over the last few years. The rapid acceptance and broad use of the Internet has created the need for communications networks that are capable of handling large amounts of digital traffic. The widespread use of wireless communications and the desire for mobile, high speed Internet access by consumers and businesses has created needs for communication solutions that have not been met by traditional systems and providers.

The continued growth of the use of cellular phones and other wireless communications devices has created a large market for broadband wireless infrastructure. Developing countries realize that a key requirement for their economic growth is the availability of modern communications systems to provide widely available and reliable phone and data services. Rather than installing the traditional wired networks, they often chose cellular networks as the best solution since they are the easiest and fastest to deploy and provide the mobility that so many desire. In such countries where wired infrastructure is unavailable or expensive, the interconnection of the various cell sites is accomplished by the use of microwave radio links. Developing nations such as China and India have created a significant demand for such microwave radio links. In Europe and other developed countries, as new networks are deployed or additional cell sites are installed to handle increased traffic density, these new cell sites are also often connected to the existing networks through the uses of microwave radio links. This application, commonly referred to as cellular backhaul, has caused the installation of hundreds of thousands of radio links over the last decade. As users desire messaging services and internet access from their cellular phones and PDA’s (Personal Digital Assistants), network integrators and service providers are expected to move to new generations of cellular systems known as 2.5 and 3G (or 3rd generation) systems. Some people predict that these new systems will require as much as three times the number of base stations as first generation systems and that each base station will require higher capacity backhaul to the network. When these next generation systems are deployed they will create a demand for a large number of new microwave radios. In addition, as spectrums become crowded and cost of bandwidth increases, network operators will require higher performance radios that provide higher capacities and greater spectral efficiency.

Additionally, businesses and consumers have fueled the need for additional bandwidth in the Internet infrastructure with the growing use of e-mail, audio, and streaming video, e-mail, corporate data networks, corporate websites, e-commerce, electronic data exchange, customer support, supply chain management and telecommuting. To adequately satisfy these needs, service providers must be able to transport large quantities of data, at high speed to almost any location, often world wide. Since not all locations are served by high speed copper wire or fiber optic cable, there is a growing need for broadband wireless access.

Although over the long term we believe these fundamental forces are creating needs for greater capacity in the telecommunications infrastructure and for wireless access to that network, 2001 was a very challenging year for the broadband wireless industry, including the system integrators, OEMs (original equipment manufactures) and their suppliers. During the year, cell phone sales decreased for the first time, introduction of 2.5 and 3G networks were delayed, deployment of broadband wireless access systems failed to develop as expected and the situation was made worse by a major slowdown in the U.S. and world economies. The downturn in economies resulted in a virtual implosion of the telecommunications industry. Capital expenditures, which had been at unusually high levels for several years, plummeted. Several of the CLECs (Competitive Local Exchange Carrier), including Teligent, WinStar and ART, declared bankruptcy. Although deployment by CLECs of microwave radio systems for high speed access came to a virtual halt in North America, installation of cellular networks around the world using microwave radio links continued at a somewhat slower, but relatively healthy rate.

The annual production of point-to-point microwave radios in 2001 was approximately 300,000 units, approximately 85% of which were used for cellular backhaul applications. More that 80% of these were in the 10 to 40 GHz frequency range, where our design and manufacturing processes are focused.

The production of these point-to-point microwave radios is concentrated in a relatively small number of OEM’s. Of the 300,000 or so radios produced last year, the top 10 manufacturers produced more than 90% of the total. The largest OEM producers include Alcatel, DMC Stratex, Ericsson, Harris, Nokia and Siemens. These OEMs are in turn supplied key components and sub-assemblies either by captive internal sources, or by a relatively large number of merchant suppliers. Of these external merchant suppliers, none have a controlling market share and several are financially weak. Some industry observers believe that the component and sub-assembly supplier base will undergo consolidation.

The Challenge

Forecasts for future demand of our products and the products of our customers are unsure. It is difficult to accurately predict how long the current economic conditions will continue in the United States and other parts of the world, or whether they will improve. Regulatory conditions affecting radio deployments around the world are changing. New spectrums are being allocated and new wireless applications are being created. These uncertain and changing conditions make it very hard for our customers to predict their specific future product requirements with certainty. However, we believe that in order to be successful in the future our customers will need:

•	Higher performance products;

•	Lower overall costs;

•	Scalable production with high volume capability;

•	Short product design cycles;

•	Broad product portfolio;

•	Logistical flexibility; and

•	Carrier class quality.

Our Solution

As a provider of RF subsystems, we design and manufacture a broad portfolio of products, from RF modules to fully integrated transceivers and outdoor units and strive to provide our customers, the original equipment manufacturers and wireless systems integrators, with the products, resources and services that they need to be successful in this changing environment. We provide:

Superior performance through technological leadership.    Technological leadership begins with the people, their capabilities and their experience. We have a large technical team with broad expertise in device physics, semiconductor device design, circuit design, component and/or subsystem design, test engineering and other critical disciplines. Our technical leadership enables us to optimize our products for critical performance factors that are important to our customers. We provide the technology to optimize such key parameters as spectral efficiency, which is the rate at which data can be transmitted in a given segment of the radio frequency spectrum. We have extensive experience in the design of RF devices based on gallium arsenide, the semiconductor material most widely used in broadband wireless access applications. This design expertise gives us the flexibility to optimize our product designs because we are not limited to standard commercially available semiconductor devices. We use third-party semiconductor fabrication facilities to manufacture the gallium arsenide devices we design. Our use of third-party semiconductor facilities gives us the flexibility to use the process technology that is best suited for each application and eliminates the need for us to invest in and maintain our own semiconductor fabrication facilities.

Path to low cost, high volume manufacturing through patented circuit technology.    With our proprietary circuit and process technologies, and our automated manufacturing, we are able to provide better solutions related to our customers’ volume and cost requirements. Traditional hybrid microwave integrated circuits, or HMICs, have many bond wires that must be individually tested and adjusted, or tuned, during the manufacturing process. Our monolithic microwave integrated circuits, or MMICs, eliminate most of the bond wires used in HMICs, allowing us to produce them using automated assembly techniques. Unfortunately, MMICs incorporate relatively large amounts of costly gallium arsenide. Our patented flip-chip integrated circuit, or FCIC technology enables us to design and manufacture RF circuits with less gallium arsenide material than MMICs and significantly fewer wire bonds than HMICs. As a result, flip-chip circuits lend themselves to automated manufacturing processes that enable high product quality and reliability along with high production volumes. These circuit advantages, coupled with our award winning “lean manufacturing” process have allowed us to significantly reduce costs.

Short product design cycle.    We have developed an extensive library of RF circuit and device designs that allow us to rapidly and economically combine standard circuits and devices into custom assemblies to quickly satisfy the various performance and frequency requirements of our customers. We have the expertise and facilities to take advantage of traditional circuit manufacturing technologies to rapidly prototype and test a new design. After prototyping, we can update the design to utilize MMIC, or our proprietary flip-chip circuit technology for lower cost, high volume manufacturing. We believe that this ability to migrate from prototype to volume production in a short period of time is an important competitive advantage.

Broad product portfolio.    We offer a range of products, from single function RF modules to integrated transceivers and outdoor units. This allows wireless systems integrators to select the products that best complement their internal capabilities. Our product portfolio supports a broad range of frequencies, from 10 GHz to 65 GHz, and addresses multiple market applications. This enables wireless systems integrators to rapidly design products for new frequencies or applications.

Scalable manufacturing with high volume production capability.    We believe we are one of the largest suppliers of RF subsystems focused on broadband wireless solutions. Our automated assembly and testing capabilities and multiple production lines allow us to rapidly achieve high volume production of our products. We have a long-term gallium arsenide device supply agreement with TRW, which further enhances our manufacturing capabilities and ensures an adequate supply of gallium arsenide devices.

Logistical flexibility.    We provide our customers with a high degree of logistical flexibility through the use of multi-year frame agreements with logistical plans that are tailored to their individual needs. These frame agreements usually cover a variety of products and frequencies with varying degrees of flexibility on quantities and delivery rates. This allows our customers to rapidly adjust to the changing demands of their market.

Carrier class quality.    With today’s telecommunications systems that are carrying large quantities of data, only the highest levels of quality and reliability are acceptable. Many service providers find it necessary to design their systems so they will operate 99.99% or even 99.999% of the time. Our careful design, automated manufacturing and ISO 9001 certified facilities are intended to provide the high reliability required for today’s commercial systems.

Our Strategy

Our objective is to be the leading global supplier of RF subsystems for broadband wireless applications. We intend to become the RF subsystem supplier of choice for broadband wireless systems built by the leading wireless systems integrators. The major elements of our strategy include:

Maintain and expand our strong position in the market “sweet spots”.    The majority of our revenue is derived from production of low and medium data rate radios, in the 10 to 40 GHz frequency range, for use in cellular backhaul systems. Today this represents the largest and one of the most stable portions of the market. We intend to maintain and expand our penetration in these areas.

Extend our technological leadership.    We will continue to invest in “next generation” research and development, maintain our team of the most talented engineers and scientists, and build on our manufacturing technologies.

Provide our customers with increased logistical flexibility.    In this uncertain market, it is difficult for our customers to predict exact products, frequencies and quantities. By using multi-product, multi-year supply agreements, flexible logistics plans and short manufacturing cycles, we enable our customers to quickly respond to market demands.

Target new frequencies and emerging applications.    We currently offer a wide range of products that support the principal frequency bands currently used for broadband wireless backhaul and access. We intend to offer products for higher data rate radios, new frequency bands and emerging market applications as opportunities arise.

Provide best-in-class manufacturing capability.    Our circuit design, manufacturing and testing processes and continuous improvement programs have helped to bring manufacturing innovations to an industry that has historically utilized labor intensive manufacturing techniques. We will continue to improve our lean manufacturing methods that have produced significant cost reductions and significantly higher outputs from reduced facilities and resources.

Maintain rapid design and prototyping capability.    We intend to expand our ability to rapidly design and prototype new products that meet our customers’ needs. We believe we can achieve this with our multiple design and manufacturing techniques.

Leverage strategic relationship with TRW.    Our supply agreement with TRW provides us with a long-term supply of gallium arsenide devices at preferred cost. We believe that our supply of these devices from TRW is a competitive advantage because the supply of gallium arsenide devices may become constrained in the future as the broadband wireless access market grows. In addition, we have access to TRW’s research and design expertise in the areas of RF and digital circuit design technologies. We believe this access represents a significant competitive advantage.

Maintain production capacity in advance of market demand.    The demand for broadband wireless access products is forecasted to grow. As the lead-time required to build the facilities to manufacture these products is lengthy, Endwave has facilities and capacity in place to meet this expected demand.

Secure new design wins to expand and diversify our customer base.    We intend to use our technology, extensive design teams, short design cycles and manufacturing capacity to secure new designs wins with new and existing customers, with special attention to those top 10 radio suppliers who provide 90% of the total demand.

Use our unique strengths to expand into adjacent markets.    We have unique technology, experience, and capabilities in the design of high volume microwave modules and subsystems in the 10 to 65 GHz frequency range. These are attributes that are useful in other adjacent markets such as instrumentation, scientific, automotive radar, security, fiber optics and military systems. We intend to pursue additional opportunities in these adjacent markets where our technologies are advantageous.

Pursue additional acquisitions where appropriate.    In order to achieve our goal of being the leading global supplier of RF subsystems for broadband wireless applications, we intend to continue to pursue additional acquisition opportunities that are strategically advantageous and accretive.

Products

Our products include amplifiers, multipliers, frequency converters, oscillators, frequency synthesizers, integrated transceivers and outdoor units (ODU’s) that enable the transmission and reception of data signals in communication applications such as cellular backhaul, broadband wireless access, and network trunking; as well as other adjacent markets requiring these technologies and products. In addition to those products designed and developed by Endwave, we also provide volume production of “build-to-print” products that have been designed by our customers. While the majority of our existing customers are wireless systems integrators and original equipment manufacturers serving the broadband wireless market, a portion of our revenues are derived form customers who use our products to satisfy needs for military, instrumentation, scientific and other adjacent markets.

Customers

We sell our products primarily to global wireless systems integrators and original equipment manufacturers. During 2001 we shipped products to more that 60 different customers. The ten customers that attributed the greatest proportion of our revenues in the year ended December 31, 2001, were:

Allgon Microwave	Nokia
Anritsu	Nortel Networks
DMC Stratex	P-Com
Hughes Network Systems	Raytheon
Lockheed	Witcom Wireless Martin

A relatively limited number of customers have historically accounted for a substantial portion of our sales. For the year ended December 31, 2001, sales to our largest customer, Nokia accounted for 67% of our total revenue.

The rapid and severe downturn for the U.S. and world economies and the telecommunications industry, beginning in late 2000, has affected growth of our industry and severely limited the demand for the products of several of our key customers. Early in 2001 the failure of several major wireless CELCs, including Telignet and Winstar Communication, caused both Hughes Network Systems and Nortel to modify their implementation plans and significantly scale back production. Our shipments to both of these customers ceased in early 2001. We do not foresee future shipments to Nortel since they have disbanded their microwave radio group, as part of their restructuring. In October 2001, we reached a settlement agreement with Hughes Network Systems to terminate their existing supply contracts. No new shipments of these products are expected to Hughes Network Systems at this time. The combined sales to Nortel Networks and Hughes Network Systems was $4.5 million and $18.6 million in 2001 and 2000, respectively.

DMC Stratex, one of the leading suppliers of microwave radios, was added to our customer list in 2001. We received our first order for transceivers from DMC Stratex in January of 2001. We assumed additional contracts for the production of YIG based synthesizers, as a result of our acquisition of the Stellex YIG oscillator and synthesizer product lines from M/A Com. With this acquisition, we became a key supplier of build-to-print synthesizers for the DMC Stratex Altium high data rate radio line. Since the acquisition we have secured additional contracts with DMC Stratex for the development and supply of transceivers and synthesizers for current and future generations of radios. The acquisition of M/A Com’s broadband wireless product lines also added several other radio manufacturers to our customer lists including NERA and Helioss. However, with the downturn in the telecommunications industry these new customers have not generated significant revenues, and several development program have been delayed or abandoned.

In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is also experiencing reduced demand. This decreased demand has led to reduced order forecasts from some of our customers. In February 2002, we announced lower than expected revenue outlook for 2002, primarily due to reduced demand and inventory reduction at a major customer. There can be no certainty as to the degree of the severity or duration of this economic downturn or the demand in the telecommunications industry. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Canada, Europe and other countries and geographic regions. We also cannot predict whether any significant customer in prior periods will continue to be a significant customer in 2002 or future periods. We expect that a high percentage of our product sales will continue to be to a rather limited number of customers in the foreseeable future.

Sales

Product sales were $33.5 million, $39.8 million, and $12.4 million, for fiscal 2001, 2000, and 1999 respectively. Shipments to international customers accounted for 72.6 % and 23.4% of total product sales in 2001 and 2000, respectively. All sales in 1999 were to customers located in the United States. Additionally, many of our customers sell their products, which incorporate components and subsystems sold by us outside the United States.

Competition

Competition in the market for RF subsystems for broadband wireless access systems is intense. In the markets for RF modules, transceivers and outdoor units, we primarily compete with the following companies:

•	Celeritek;

•	Dover (Arcom);

•	EADS;

•	Filtronics;

•	Forem;

•	Millitron;

•	Mitel;

•	MTI Technology;

•	REMEC;

•	SierraCom;

•	Signal Technologies; and

•	Thales (formerly Thomson-CSF).

In addition to those companies listed above with whom we may compete directly, there are wireless systems integrators, for example, Ericsson, who design and manufacture their own RF subsystems for use in their own broadband radio products. To the extent wireless systems integrators presently, or may in the future, produce their own RF subsystems, we lose the opportunity to gain a customer and the related sales opportunities. Conversely, if they should decide to outsource their requirements, this may significantly expand the market available to Endwave.

We are committed to providing superior product performance; logistical flexibility and manufacturing excellence, as we believe these factors are critical to our customers’ decision to purchase our products. We believe that the cost structure of our products is competitive in each of our target markets. Many factors contribute to the final pricing of our products, including the costs for customer specific designs, the scale of production, and the logistical arrangements.

We believe we are well positioned to compete effectively in our chosen markets. However, many of our current and potential competitors are substantially larger than us and have greater financial, technical, manufacturing and marketing resources. If we were unable to compete successfully, our future operations and financial results would be harmed.

Backlog

Our order backlog consists of a combination of standard purchase orders, annual purchase agreements and multi-year frame agreements. The large majority of our orders are multi-year frame agreements with major commercial OEMs. These frame agreements usually include an estimate of the expected annual quantities during the contract and include a logistics plan that provides for a monthly rolling twelve-month forecast of usage from the customer. These forecasts, however, are primarily for material and capacity planning purposes and are subject to significant changes from month to month and quarter to quarter. The logistics plans generally allow the customers a high degree of flexibility in changing, rescheduling or canceling forecasted requirements. Because these customers are only required to take delivery of the “firm” portion of the forecasts, which is usually a month, more or less, they have the ability to significantly change forecasted delivery dates and quantities. For these reasons we believe that backlog is not a reliable indicator of future revenue.

Backlog includes all purchase orders and contracts for products with requested delivery dates within one year. Our backlog at March 15, 2002 was approximately $24.4 million as compared to a backlog of $38.2 million as of March 2, 2001. The decrease in backlog is attributable in part to reduction in overall business and the loss of Nortel and Hughes Network Systems as customers. There can be no assurance that the current backlog will necessarily lead to actual sales in any future period. Of our current backlog, approximately 78.5% is attributable to orders received from Nokia. If we were to lose this customer or if orders by Nokia or other customers were to decrease or be delayed, our operating results and financial condition would be harmed.

Governmental Regulations

Our products are incorporated into wireless communications systems that are subject to various United States regulations and similar laws and regulations adopted by regulatory authorities in other countries. Regulatory changes, including changes in allocation of available frequency spectrum, could significantly impact our operations by restricting development efforts by our customers, making obsolete current products or increasing the opportunity for additional competition. Changes in, or failure to comply with, applicable domestic and international regulations could have an adverse effect on our business, operating results and financial condition. In addition, the increasing demand for wireless communication has exerted pressure on regulatory bodies worldwide to adopt new standards for these products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have caused in the past, and may cause in the future, the cancellation, postponement or rescheduling of installation of communications systems by our customers, which in turn may negatively affect the sale of our products to those customers.

Patents and Intellectual Property Rights

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. Nevertheless, these measures may not be adequate to safeguard the proprietary technology underlying our products. As of December 31, 2001, we had 33 United States patents issued, 27 foreign patents issued, and 88 United States and foreign patent applications pending. Our issued patents include those relating to basic circuit and device designs, semiconductors, and our proprietary “flip-chip” circuit technology. In addition, we jointly hold seven patents with AT&T pertaining to sectorized communications systems and jointly hold one patent with Conductus relating to satellite communications. Our issued patents expire between 2013 and 2018. Of all our patents, we consider two patents relating to our flip-chip circuit technology and a patent relating to our YIG oscillator technology to be the most valuable. With regard to our pending patent applications, no patents may be issued as a result of these or any future applications. If they are issued, any patent claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents may be challenged, invalidated or circumvented, and any right granted hereunder may not provide meaningful protection to us. The failure of any patents to provide protection to our technology might make it easier for our competitors to offer similar products and use similar manufacturing techniques.

We generally enter into confidentiality and assignment of rights to inventions agreements with our employees, and confidentiality and non-disclosure agreements with our strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in other countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States. We occasionally agree to incorporate a customer’s or supplier’s intellectual property into our designs, in which cases we have obligations with respect to the non-use and non-disclosure of that intellectual property. In particular, under our agreement with Hughes Network Systems, they retain all rights related to the specific products produced for them for a period following the completion of the development phase of the agreement. We also license TRW technology. There are no limitations on our rights to make, use or sell products we may develop in the future utilizing the technology licensed to us by TRW, provided that the products are for commercial customers and non-satellite applications.

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

The wireless access industry is characterized by vigorous protection and pursuit of intellectual property rights. We have received and may receive in the future notices of claims of infringement of other parties’ proprietary rights. For example, we have received inquiries that claim that some of our antenna technologies infringe upon a European patent. In addition, the invalidity of our patents may be asserted or prosecuted against us. Furthermore, in a patent or trade secret action, we could be required to withdraw the product or products as to which infringement was claimed from the market or redesign products offered for sale or under development. We have also at times agreed to indemnification obligations in favor of our customers and strategic partners that could be triggered upon an allegation or finding of our infringement of other parties’ proprietary rights. These indemnification obligations would be triggered for reasons including our sale or supply to a customer or strategic partner of a product which was later discovered to infringe upon another party’s proprietary rights. Irrespective of the validity or successful assertion of such claims we would likely incur significant costs and diversion of our resources with respect to the defense of such claims. To address any potential claims or actions asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. However, in such an instance, a license may not be available on commercially reasonable terms, if at all.

Research and Development

The goal of our research and development efforts are to reduce the cost and increase the functionality of our products, while adapting them to the specifications required of our customers and of new markets for our products. In addition, substantial efforts have been devoted to the development of efficient manufacturing methods necessary for competitive pricing and improved gross margins of our products, while maintaining high quality standards required by our customers. Other development efforts include expansion of existing product families and initiatives to combine products from our various complementary product lines to create additional functionality.

We believe that our future success will depend on our ability to continue to enhance and cost reduce our existing products, and to develop and introduce new products to maintain our technological leadership and meet a wider range of customer needs. Accordingly, our research and development and related engineering expenses were approximately $14.2 million, $9.7 million, and $0.3 million in each of fiscal 2001, 2000, and 1999, respectively. The increase in 2000 was primarily attributed to the combined operations following our merger with

TRW Milliwave in March of 2000. The growth in 2001 was the result of having a full year of spending resulting from the combined operations following the merger with TRW Milliwave and hiring engineers to support the acquisition of the M/A Com’s broadband wireless business .

Employees

As of December 31, 2001, we had 342 full-time employees, including 225 in manufacturing, 71 in product and process engineering, 15 in sales and marketing and 31 in general and administrative. Our employees are not subject to any collective bargaining agreement with us and we believe that our relations with our employees are good.

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

We have not achieved profitability to date and may not achieve or sustain profitability in the future. Our failure to achieve profitability within the time frame that investors expect may cause the market price of our common stock to decline in the future. We had net losses of $156.7 million and $59.5 million for the years ended December 31, 2001 and 2000, respectively. While the Company restructured itself during 2001, revenues have declined further resulting in a need for additional restructuring in 2002. There is no guarantee that these restructuring actions will achieve profitability in the future.

As a result of the merger with TRW Milliwave in March 2000, we may be limited in our ability to utilize any of our net operating loss carry forwards generated prior to the merger to offset any future taxable income we may have.

Our cost of product revenues has exceeded our product revenues due in part to the historically low volumes of products we have sold and our investments in manufacturing capacity. We may be unable to increase our revenues or attain or maintain positive gross margins on product revenues.

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

Because we have a limited operating history, you may have difficulty evaluating our business and future prospects.

We have only limited financial data that you can use to evaluate our future prospects in the broadband wireless access market. Furthermore, because our merger with TRW Milliwave occurred in March 2000, we have a limited operating history as a combined company.

We depend upon a small number of customers, and the loss of any of them, or their failure to sell their systems, would limit our ability to generate revenues.

We depend, and expect to remain dependent, on a small number of wireless systems integrators for sales of our products. If our customers reduce orders for our products, we could lose revenues and suffer damage to our reputation in the industry. In February 2002, we announced lower than expected revenue outlook for 2002, primarily due to reduced demand and inventory reduction at a major customer. For the year ended December 31, 2001, sales to Nokia accounted for 67% of total revenue. For the year ended December 31, 2000, Nokia, Nortel and Hughes Network Systems accounted for 32%, 25% and 21% of total revenue, respectively. By early 2001, shipments of our products to Nortel and Hughes Network Systems had ceased as a result of the failure of the point-to-multipoint market to develop as expected.

Our customers may not have or use the financial, marketing, technological and other resources necessary to ensure that their solutions will succeed in a marketplace characterized by rapid technological changes and intense competition. For example, communications service providers may insist that wireless systems integrators provide extensive financing for the deployment of large broadband wireless access networks, and our customers may be unwilling or unable to provide the necessary financial resources. If the wireless systems integrators that we supply were not successful in selling their broadband wireless access systems for any reason, our operating results would be harmed.

Because our cost of product revenues historically has exceeded our product revenues, and because we expect competitive conditions will force us to reduce prices in the future, we must achieve cost reductions in order to become profitable.

As a combined company, including results on a pro forma combined basis prior to March 31, 2000, our annual cost of product revenues has exceeded our revenues and, accordingly, we have reported negative gross margins since inception. If we are not able to reduce our per unit cost of product revenues to a sufficient degree, we will not become profitable. We expect market conditions, particularly declining prices for competing broadband access solutions, will force us to reduce our prices in the future. In order to reduce these costs, we must migrate our products to technologies that enable low cost, automated manufacturing techniques so that we can increase manufacturing volume and yield. The volume of our orders may not be sufficiently large to make use of these technologies and, as a result, we may not be able to achieve these cost reductions.

We have limited experience in manufacturing our circuits using our proprietary “flip-chip” technology and have not produced products in the volume and at the prices requested by our customers to date. We may be unable to produce products using this technology in significant volume in the future. We believe our “flip-chip” technology is critical to our future success. Our inability to successfully use our “flip-chip” technology for high volume manufacturing will significantly diminish our ability to lower our per unit manufacturing costs and, as a result, will delay or may even prevent our achieving profitability.

Our operating results have historically fluctuated significantly and are likely to continue to do so in future periods. These results may fail to meet the expectations of securities analysts or investors, causing our stock price to fall.

Our quarterly and annual operating results are difficult to predict and are likely to continue to fluctuate significantly from period to period. It is likely that our operating results in one or more future quarters may be below the expectation of security analysts and investors. In that event, the trading price of our common stock almost certainly would decline. Our operating results may fluctuate for reasons, including:

•	variations in the timing and size of, or cancellations or reductions of, customer orders and shipments;

•	variations in the availability, cost and quality of components from our suppliers, particularly from our single source suppliers and suppliers of scarce components;

•	competitive factors, including pricing, availability and demand for competing products;

•	constraints on our manufacturing capacity;

•	variability of the product development and sales cycle with our customers;

•	variations in our manufacturing yields and other factors affecting our manufacturing costs;

•	changes in our sales prices;

•	changes in the mix of products with different gross margins;

•	failure to meet milestones under any significant development contracts;

•	obsolescence of our component inventories;

•	hiring and loss of personnel, particularly in manufacturing, research and development and sales and marketing; and

•	product defect claims and associated warranty expenses.

We have a lengthy product development and sales cycle. As a result, we must invest substantial financial and technical resources in a potential sale before we know whether the sale will occur. If the sale does not occur, we may not have the opportunity to sell products to that customer until another generation of its system is developed.

Our products are highly technical and accordingly our sales efforts involve a collaborative and iterative process with our customers to determine their specific requirements and design an appropriate solution. Depending on the product, the typical product development and sales cycle can take anywhere from three to twelve months, and we incur significant expenses as part of this process without any assurance of resulting revenues. During the product development phase, our engineers typically work with the customer to define the product and design a prototype product for the customer to evaluate. We generate revenues only if our product is selected for incorporation into a customer’s system and that system is accepted in the marketplace. If our product is not selected, or the customers development program is discontinued, we generally will not have an opportunity to sell our product to that customer until that customer develops a new generation of its system. For example, in 1998, we began the development of complete Outdoor Units (ODU’s) for use in point-to-multipoint applications. Through 2000 we expended significant development funds on these products. While the ODU’s were incorporated into the customers system, there was little market demand for the end product at its price and performance level. In the past, we have had difficulty meeting some of our major customers’ stated volume and cost requirements. The length of our product development and sales cycle makes us particularly vulnerable to the loss of a significant customer or a significant reduction in orders by a customer because we may be unable to quickly replace the lost or reduced sales.

We may not be able to design our products as quickly as our customers require, which could cause us to lose sales and may harm our reputation.

Existing and potential customers typically demand that we design products for them under difficult time constraints. In the current market environment, the need to respond quickly is particularly important. If we are unable to commit the necessary resources to complete a project for a potential customer within the requested timeframe, we may lose a potential sale. Our ability to design products within the time constraints demanded by a customer will depend on the number of product design professionals who are available to focus on that customer’s project and the availability of professionals with the requisite level of expertise is limited.

Each of our products is designed for a specific range of frequencies. Because different national governments license different portions of the frequency spectrum for the broadband wireless access market, and because communications service providers that use broadband wireless access systems license specific frequencies as they become available, we must adapt our products rapidly to use a wide range of different frequencies in order to remain competitive. This may require the design of products at a number of different frequencies simultaneously. This design process can be difficult and time consuming, could increase our costs and could cause delays in the delivery of products to our customers, which may harm our reputation and affect the timing of our revenue.

We may not be able to manufacture and deliver our products as quickly as our customers require, which could cause us to lose sales or incur penalties and would harm our reputation.

At times in the past, we have not produced products in the volume requested by our customers. In the future, we may not be able to manufacture products and deliver them to our customers at the times, and in the volumes they require. If we fail to manufacture and deliver products in a timely fashion, our reputation may be harmed, we may jeopardize existing orders and lose potential future sales and we may be forced to pay penalties to our customers. Manufacturing delays and interruptions can occur for reasons including:

•	lack of sufficient capacity;

•	the failure of a supplier to deliver needed components on a timely basis, or with acceptable quality;

•	poor manufacturing yields;

•	labor disputes;

•	manufacturing personnel shortages;

•	equipment failures;

•	natural disasters;

•	transportations disruptions;

•	acts of terrorism;

•	infrastructure failures; and

•	political instability.

The manufacturing of our products is complex. The yield, or percentage of products manufactured that conform to required specifications, can decrease for many reasons, including materials containing impurities, equipment not functioning in accordance with requirements or human error. If our yield is lower than we expect, we may not be able to deliver products on time. As part of our growth strategy, we partially outsource the assembly of some of our subassemblies and plan to continue to outsource some portions of our product manufacturing to third-party vendors. If these vendors do not provide us with high quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis. In this event, our reputation may be harmed and we may lose potential future sales.

Our reliance on TRW and other third-party semiconductor providers to manufacture our gallium arsenide devices may cause a significant delay in our ability to fill orders and limit our ability to assure product quality and control costs.

We do not own or operate a semiconductor fabrication facility. We currently rely on the semiconductor fabrication facilities of TRW and other third parties to manufacture substantially all of the gallium arsenide and other semiconductor devices incorporated in our products. The loss of our relationship with any of these third parties or our use of their semiconductor fabrication facilities, particularly TRW’s facility, and any resulting delay or reduction in the supply of gallium arsenide devices to us, will impact our ability to fulfill customer orders and could damage our relationships with our customers. In connection with our merger with TRW Milliwave, we entered into a supply agreement with TRW for these devices and expect to obtain a substantial portion of our gallium arsenide devices from TRW in the foreseeable future. The commercial terms of this agreement were renegotiated in March of 2002 and the agreement expires in December of 2005.

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

Since we do not own or control any of these third party semiconductor suppliers, any change in the corporate structure or ownership of the corporations that own these foundries, could have a negative effect on or future relations and ability to negotiate favorable supply agreements.

Our reliance on these third-party suppliers involves several additional risks, including reduced control over manufacturing costs, delivery times, reliability and quality of the products incorporating these devices. The fabrication of semiconductor devices is a complex and precise process. There are many factors that can cause a substantial percentage of wafers to be rejected or numerous devices on a wafer to be nonfunctional including:

•	minute impurities;

•	difficulties or inconsistencies in the fabrication process;

•	defects in the masks used to print circuits on a semiconductor wafer; and

•	wafer breakage.

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

We currently purchase a number of components, some from single source suppliers for which alternative sources are not readily available, including:

•	electronic filters;

•	semiconductor devices,

•	YIG products;

•	Magnetic circuits;

•	thin film circuits and circuit boards; and

•	frequency references and housings.

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

Because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates would have negative effects on our inventory levels and revenues.

The rapid and severe downturn for the United States economy and the telecommunications industry, beginning in late 2000, has affected growth in demand for our customers’ products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is experiencing reduced demand. This decreased demand has led to fluctuating order forecasts from some of our customers, particularly those in the point-to-multipoint market. In February 2002, we announced lower than expected revenue outlook for 2002, primarily due to reduced demand and inventory reduction at a major customer. There can be no certainty as to the degree of the severity or duration of this economic downturn or the demand in the telecommunications industry. We also cannot predict the extent and timing, of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Canada, Europe and other countries and geographic regions.

Our sales are generally made on the basis of formal agreements and purchase orders, which may also be later modified or canceled by the customer, rather than firm long term purchase commitments. We have historically been required to place firm orders for products and manufacturing equipment with our suppliers up to six months prior to the anticipated delivery date and, on occasion, prior to receiving an order for the product, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates, causing excess inventory to accrue or a lack of manufacturing capacity when needed. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we would have excess inventory, which would harm our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity were available, we would lose revenue opportunities, lose market share and damage our customer relationships. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and were unable to benefit from this increased demand.

Because we expanded our manufacturing capacity in advance of demand, our manufacturing facilities are, and in the future may continue to be, underutilized, which may harm our operating results.

As part of our strategy, we expanded our manufacturing capacity beyond the level required for our current sales. As a result, our manufacturing facilities are and in the future may continue to be underutilized from time to time. We expanded our manufacturing capacity based on industry projections for future growth. Even if the broadband wireless industry experiences significant growth, we could still be unsuccessful in selling our products and growing along with the industry. If demand for our products does not increase significantly, underutilization of our manufacturing facilities will likely continue and could harm our profitability and other operating results. Conversely, if we do not maintain adequate manufacturing capacity to meet demand for our products, we will lose opportunities for additional sales. Any failure to have sufficient manufacturing capacity to meet demand would harm our market share and operating results.

Our products may contain component, manufacturing or design defects or may not meet our customers’ performance criteria, which could harm our customer relationships, industry reputation, revenues and profitability.

We have experienced manufacturing quality problems with our products in the past and may have similar problems in the future. As a result of these problems, we have replaced components in some products, or replaced the product, in accordance with our product warranties.

Our product warranties typically last one to three years. As a result of component, manufacturing or design defects, we may be required to repair or replace a substantial number of products under our product warranties. Further, our customers may discover latent defects in our products that were not apparent when the warranty period expired. These defects may cause repair or replacement expenses beyond the normal warranty, the loss of customers or damage to our reputation.

During the fiscal year 2001, we provided a $4.3 million warranty charge to cover repairing transceivers, sold to our largest customer, that have been identified to have a potentially faulty electronic component supplied by one our vendors. While we believe the cause of the component’s out of specification performance has been identified and corrected, we cannot guarantee that there will not be future specification performance problems with components supplied by vendors or that we will not take further warranty charges in future periods.

Some of the contracts that we have entered into or assumed during acquisitions may contain clauses making Endwave liable for consequential damages or other indirect costs that customers may incur. These indirect costs may be significantly higher than the cost of repair or replacement of the Endwave product.

We typically warrant our products for a period of one to three years, during which time we have the option to repair or replace any faulty products that are returned to us during the warranty period. In addition, some contracts require that if there are hidden or latent defects, or defects that appear after the warranty period which could not be detected during normal inspection, we shall undertake any and all necessary corrective actions, including but not limited to redesigning the parts and replacing defective parts in the field. If mutually agreed, repair or replacement of defective units can be undertaken by the customer, who shall be compensated for actual costs by Endwave.

Some radios, incorporating our transceivers, manufactured and shipped by one of our customers are experiencing degraded performance after installation in the field. The cause of the degradation has been identified to be a faulty electronic component supplied by one of our vendors. We believe the cause of the component’s out of specification performance has been identified and corrected. Although the transceiver products were delivered under a contract between Endwave and the customer, the component supplier has agreed to compensate Endwave’s customer for the “indirect costs” associated with the repair and replacement of the degraded radios and modules. These “indirect costs” include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in the radio. The component supplier, however, has proposed that we should share in the cost of these repair and replacement efforts. During the fiscal year 2001, we provided a $4.3 million warranty charge to cover the actual repair of the transceivers containing faulty components. While we believe that this reserve is adequate to cover our actual repair costs, they are not adequate to cover any liability for “indirect costs” which our supplier has agreed to pay and which our suppler has requested that we share a portion thereof.

Any failure to appropriately protect our intellectual property could reduce or eliminate any competitive advantage we have.

Our success will depend, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. Nevertheless, these measures may not be adequate to safeguard the proprietary technology underlying our products. With regard to our pending patent applications, no patents may be issued as a result of these or any future applications. If they are issued, any patent claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents may be challenged, invalidated or circumvented, and any right granted hereunder may not provide meaningful protection to us. The failure of any patents to provide protection to our technology might make it easier for our competitors to offer similar products and use similar manufacturing techniques.

We generally enter into confidentiality and assignment of rights to inventions agreements with our employees, and confidentiality and non-disclosure agreements with our strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in other countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States or to discontinue support of existing patents, copyrights or trademarks within the United States or foreign countries. We occasionally agree to incorporate a customer’s or supplier’s intellectual property into our designs, in which cases we have obligations with respect to the non-use and non-disclosure of that intellectual property. In particular, under our agreement with Hughes Network Systems, they retain all rights for the production and sale of the specific products developed and produced for them for a period of time following the development phase of the agreement.

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

As part of the strategy for the growth and expansion of our business, we may make additional acquisitions that could disrupt our business and severely harm our financial condition.

As part of our business strategy, we may invest in or acquire other businesses, technologies or assets, or enter into strategic relationships with third parties. For future acquisitions, we may issue additional stock, incur debt, assume liabilities, incur amortization expenses related to goodwill and other intangible assets or incur large and immediate write-offs. With the exception of the integration of operations experienced following our merger with TRW Milliwave and our acquisition of certain assets of M/A-Com from Tyco Electronics, we have no experience in integrating acquired businesses with our existing business. Our operation of any acquired businesses would involve numerous risks, including:

•	problems combining any purchased operations with our own operations;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	the potential loss of key employees, particularly those of the purchased organization.

We depend on our key personnel. Skilled personnel in our industry are in short supply. If we are unable to retain our current personnel and hire additional qualified personnel, our ability to develop and successfully market our products would be harmed.

We believe that our future success will depend upon our ability to attract, integrate and retain highly skilled managerial, sales and marketing, research and development and manufacturing personnel. Skilled personnel in our industry can be in short supply. At these times, to attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to other stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain skilled personnel, which could harm our operating results. In addition, prospective employees, given the current volatility of the stock prices of technology focused companies, could perceive the stock option component of our compensation package overly risky and require more significant salary or cash bonus incentives for that reason.

We are particularly dependent on the continued employment of our senior management team and other key personnel. If one or more members of our senior management team or other key personnel were unable or unwilling to continue in their present positions, these persons would be very difficult to replace, and our business could be seriously harmed. We do not maintain “key person” life insurance policies.

Our ability to increase our sales in international markets may be limited by risks related to international trade and marketing.

For the year ended December 31, 2001, and on a pro forma basis giving effect to our merger with TRW Milliwave for the year ended December 31, 2000, 71.3% and 21.6%, respectively, of our revenues were derived from sales invoiced and shipped to customers outside the United States. In addition, some of our United States based customers may sell products, which incorporate our products, into international markets. Adverse international economic conditions or developments could in the future negatively affect our revenues and sales by our customers into these regions, which would impact our revenues. In addition to the uncertainty as to our ability to maintain and expand our international presence, there are certain risks inherent in foreign operations, including:

•	changing regulations of various countries or regulating agencies effecting radio deployments and spectrum use;

•	difficulties in complying with foreign laws and regulations and obtaining foreign governmental approvals and permits;

•	delays in or prohibitions on exporting products resulting from export restrictions for our products and technologies;

•	fluctuations in foreign currencies and the United States dollar, especially the Euro;

•	political and economic instability;

•	unforeseen effects of terrorism and terrorist activities;

•	adverse tax consequences; and

•	seasonal reductions in business activity.

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

Broadband wireless access technology is one of several possible ways to provide high-speed infrastructure for transmission of voice, video and data. However, the level of demand for high speed access will be at least partially dependent upon the development of end user applications that will require higher data rates, and their acceptance and use by the market. If this demand will be significant and at what rate it will be created is not known at this time.

Broadband wireless access technology is new and unproven in the marketplace. This technology may prove unsuitable for widespread commercial deployment, in which case it is unlikely we could generate enough revenues to obtain and sustain profitability. Many factors will influence the success or failure of broadband wireless access technology, including:

•	its capacity to handle growing demands for faster transmission of increasing amounts of video, voice and data;

•	its cost effectiveness and performance compared to other forms of broadband access, the prices and performance of which continue to improve;

•	its reliability and security;

•	whether the products can be manufactured in sufficient volume;

•	its suitability for a sufficient number of geographic regions;

•	the availability of sufficient frequencies for wireless communications service providers to deploy products at commercially reasonable rates;

•	the availability of sufficient site locations for wireless communications service providers to install products at commercially reasonable rates;

•	the development of user applications that will create the demand for higher capacity infrastructure for voice, video and data traffic;

•	safety and environmental concerns regarding broadband wireless transmissions; and

•	permission by domestic and international regulatory authorities to allow construction of new wireless systems.

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

Competition in the market for RF subsystems for broadband wireless access systems is intense. In the markets for RF modules, transceivers and outdoor units, we primarily compete with:

• Celeritek	• Mitel;

• Dover (Arcom);	• MTI Technology;

• EADS;	• REMEC;

• Filtronics;	• SirerraCom;

• Forem	• Signal Technologies; and

• Millitron;	• Thales (formerly Thomson-CSF).

We believe that the principal competitive factors in our industry are:

•	technical leadership and product performance;

•	time-to-market in the design and manufacturing of products;

•	manufacturing capability and scalable capacity;

•	favorable access to semiconductor materials;

•	price;

•	the ability to migrate to low cost solutions;

•	product breadth;

•	logistical flexibility; and

•	carrier class quality.

In addition to those companies listed above, with whom we may compete with directly, there are wireless systems integrators, for example, Ericsson, that design and manufacture their own RF subsystems for internal use. To the extent wireless systems integrators presently, or may in the future, produce their own RF subsystems, we lose the opportunity to gain a customer and the related sales opportunities. Conversely, if they should decide to outsource their requirements, we may have new opportunities.

Many of our current and potential competitors are substantially larger than us and have greater financial, technical, manufacturing and marketing resources. If we were unable to compete successfully, our future operations and financial results would be harmed.

We must adapt to the rapid technological changes inherent in the broadband wireless access industry in order to succeed.

In order to succeed, we must improve current products and develop and introduce new products that are competitive in terms of price, performance and quality and that adequately address the changing requirements of wireless systems integrators, their customers and subscribers and emerging industry standards. To accomplish this, we make substantial investments in the research and development of new products for and improvements to existing products. If these investments do not result in competitive products that generate large volume orders, we may be unable to generate sufficient revenues to achieve profitability. Our research and development expenses were $14.2 million for the year ended December 31, 2001. On a pro forma basis giving effect to our merger with TRW Milliwave, our research and development expenses were $12.6 million in the year ended December 31, 2000. We intend to continue to incur substantial research and development and product development expenses. It is possible that these investments will not generate product revenues sufficient to offset the original investment expense.

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

The wireless access industry is characterized by vigorous protection and pursuit of intellectual property rights. We have received and may receive in the future notices of claims of infringement of other parties’ proprietary rights. For example, in the past we had inquiries that claim that some of our antenna technologies infringe upon a European patent. In addition, the invalidity of our patents may be asserted or prosecuted against us. Furthermore, in a patent or trade secret action, we could be required to withdraw the product or products as to which the infringement was claimed from the market or redesign products offered for sale or under development. We have also at times agreed to indemnification obligations in favor of our customers and strategic partners that could be triggered upon an allegation or finding of our infringement of other parties’ proprietary rights. These indemnification obligations would be triggered for reasons including our sale or supply to a customer or strategic partner of a product which was later discovered to infringe upon another party’s proprietary rights. Irrespective of the validity or successful assertion of intellectual property claims, we would likely incur significant costs and diversion of our resources with respect to the defense of any claims. To address any potential claims or actions asserted against us, we may seek to obtain a license under a third-party’s intellectual property rights. However, in such an instance, a license may not be available on commercially reasonable terms, if at all.

The market price of our common stock is likely to fluctuate.

The price of our common stock has fluctuated widely since our initial public offering in October 2000. The market price of our common stock can fluctuate significantly for many reasons, including:

•	our financial performance or the performance of our competitors;

•	technological innovations or other trends or changes in the broadband wireless access industry;

•	successes or failures at significant product evaluations or site demonstrations;

•	the introduction of new products by us or our competitors;

•	the arrival or departure of key personnel;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	changes in estimates of our performance or recommendations by securities analysts;

•	decisions by major participants in the communications industry not to purchase products from us or to pursue alternative technologies;

•	decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry; and

•	market conditions in the industry, the financial markets and the economy as a whole.

In addition, the stock market has recently experienced extreme price and volume fluctuations, particularly after the September 11, 2001 terrorist attacks, including significant volatility in the market price of our common stock in particular. These market fluctuations can be unrelated to the operating performance of particular companies and the market prices for securities of technology companies have been especially volatile. Future sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. Additionally, future stock price volatility for our common stock could provoke the initiation of securities litigation, which may divert substantial management resources and have an adverse effect on our business, operating results and financial condition. Our existing insurance coverage may not sufficiently cover all costs and claims that could arise out of any such securities litigation. We anticipate that prices for our common stock will continue to be volatile.

Our common stock has traded below one dollar and may be subject to de-listing from the Nasdaq National Market.

The Nasdaq has a $1.00 per share minimum bid requirement, pursuant to which our common stock could be de-listed from the Nasdaq National Market if it trades below $1.00 for thirty consecutive trading days and does not subsequently trade above $1.00 for 10 consecutive days. There can be no assurance that our trading price will trade above the Nasdaq requirements for the necessary time periods mandated by the Nasdaq.

If we are unable to meet the Nasdaq requirements to maintain listing on the Nasdaq National Market our common stock could trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, will be adversely impacted as a result.

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

As of March 15, 2002, directors and holders of five percent or more of our outstanding common stock beneficially owned approximately 71.4% of our common stock. Of this percentage, TRW alone beneficially owns approximately 39.0% of our common stock. As a result, our executive officers, directors and five percent stockholders as a group are able to effectively control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. TRW alone is able to significantly influence matters on which the stockholders vote. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders, even if the transaction is favorable to our stockholders. In addition, because of their ownership of our common stock, these stockholders are in a position to significantly affect our corporate actions in a manner that could conflict with the interests of our public stockholders.

Our certificate of incorporation, bylaws and arrangements with executive officers contain provisions that could delay or prevent a change in control.

We are subject to certain Delaware anti-takeover laws by virtue of our status as a Delaware corporation. These laws prevent us from engaging in a merger or sale of more than 10% of our assets with any stockholder, including all affiliates and associates of any stockholder, who owns 15% or more of our outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of our voting stock unless the board of directors approved the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock of the corporation, or the business combination is approved by our board of directors and authorized by 66 2/3% of our outstanding voting stock not owned by the interested stockholder. A corporation may opt out of the Delaware anti-takeover laws in its charter documents, however we have not chosen to do so. Additionally, our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control of management, including a staggered board of directors, the elimination of the ability of our stockholders to act by written consent, discretionary authority given to our board of directors as to the issuance of preferred stock, and indemnification rights for our directors and executive officers. In addition, we have an Officer Retention Plan that provides for the acceleration of vesting of a percentage of the stock options granted to our officers under certain conditions. Under this plan, an unvested portion of each officer’s stock options will become vested and, in addition, severance benefits will be paid to the officer, if we undergo a change in control transaction or the officer is terminated without cause. This plan may make us a less attractive acquisition target or may reduce the amount a potential acquiror may otherwise be willing to pay for our company.

Executive Officers

Our executive officers, including their ages as of December 31, 2001, are as follows:

Name	Age	Position
Edward A. Keible, Jr.	58	Chief Executive Officer, President and Director
Donald J. Dodson, Jr.	55	Chief Operating Officer and Senior Vice President, Operations
Julianne M. Biagini	39	Chief Financial Officer and Senior Vice President, Finance and Administration
James G. Bybokas	58	Vice President, Product Marketing
John M. Mikulsky	56	Chief Marketing Officer and Senior Vice President, Marketing and Business Development

Edward A. Keible, Jr. has served as our President and Chief Executive Officer and as a director since January 1994. From 1973 until 1993, Mr. Keible held various positions at Raychem Corporation, culminating in the position of Senior Vice President with specific oversight of Raychem’s International and Electronics Groups. Mr. Keible has been awarded three patents in the fields of electronics and communications. Mr. Keible holds a B.A. in engineering sciences and a B.E. and an M.E. in materials science from Dartmouth College and an M.B.A. from Harvard Business School. Mr. Keible currently serves on the board of directors of the American Electronics Association.

Donald J. Dodson, Jr. has served as our Chief Operating Officer and Senior Vice President since April 2000. From September 1998 until March 2000, Mr. Dodson served as a Vice President and the General Manager of TRW Milliwave and as a Manager of TRW’s Telecommunications Programs. Prior to September 1998, Mr. Dodson held various management positions with TRW, including as a Deputy Manager of the TRW RF Products Center and Vice President of Engineering, Research and Development in TRW’s Automotive Electronics Group. Mr. Dodson holds a B.S. and an M.S. in electrical engineering from Drexel University.

Julianne M. Biagini has served as our Chief Financial Officer, Senior Vice President of Finance and Administration, and Corporate Secretary since May 2001. From 1995 until April 2001, Ms Biagini served as Vice President of Finance and Administration and Corporate Secretary. Ms. Biagini joined us as our Director of Finance and Administration and Corporate Secretary in March 1994. From 1992 until 1994, Ms. Biagini was the manager of Accounting and Tax at Exponent, Inc. (formerly Failure Analysis Associates), an engineering and scientific consulting firm. Prior to 1992, Ms. Biagini worked at KPMG Peat Marwick as a tax specialist. Ms. Biagini is a C.P.A. in California with a B.S. in business administration from San Jose State University and an M.B.A. from Santa Clara University.

James G. Bybokas has served as our Vice President of Product Marketing since July 2001. From 1996 until July 2001, Mr. Bybokas served as Vice President of Sales and Marketing. From 1991 until 1996, Mr. Bybokas served as the Director of Marketing for the Communications Products Division of Litton Solid State. Mr. Bybokas has also held positions as Vice President of Marketing and Product Development at Superconductor Technologies, Marketing Manager at Avantek, and Sales Manager at Varian. Mr. Bybokas holds a B.S. in electrical engineering from the University of Illinois and an M.S. in electrical engineering from New York University.

John J. Mikulsky has served as our Chief Marketing Officer and Senior Vice President, Marketing and Business Development since May 2001. From May 1996 until April 2001, Mr. Mikulsky served as Vice President of Product Development. From 1993 until 1996, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, a provider of analytical services to the semiconductor and disk drive industries. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for the Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an M.S. in Management from the Sloan School at the Massachusetts Institute of Technology.

Executive officers serve at the discretion of our Board of Directors. There are no family relationships between any of our executive officers and members of the Board.

Item 2.    Properties

As of August 2001, our new principal executive offices are located in Sunnyvale, California, where we lease approximately 33,000 square feet, which encompasses our headquarters and research and development facilities. In January 2002, we vacated 12,000 square feet in Santa Clara, California, which was used for manufacturing purposes. In March 2002 we terminated a lease for approximately 9,000 square feet, in Sunnyvale, California. We also lease approximately 5,000 square feet in Torrance, California for product design purposes, under a lease expiring in March 2006. We own two buildings comprising approximately 46,000 square feet on eight acres of land in Diamond Springs, California, which we use primarily for manufacturing purposes. We believe that our existing facilities are adequate to meet our current and near term future needs.

Item 3.    Legal Proceedings

Although we may have pending various legal actions arising in the ordinary course of business from time to time, we are not currently a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

On October 20, 2000, we completed the initial public offering of our common stock. Our common stock is traded on the Nasdaq National Market under the symbol “ENWV.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq National Market since our initial public offering of common stock.

	Price Range
	High	Low
Fiscal 2000:
Fourth Quarter (from October 17, 2000)	$20.62	$2.50
Fiscal Year	$20.62	$2.50

Fiscal 2001:
First Quarter	$5.44	$2.50
Second Quarter	$2.75	$0.91
Third Quarter	$1.90	$0.71
Fourth Quarter	$1.39	$0.68

Fiscal Year	$5.44	$0.68

As of March 15, 2002, there were approximately 236 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders.

During the fourth quarter of 2000, we completed our initial public offering of a total of 6,900,000 shares of common stock, resulting in net proceeds of approximately $87.8 million. Net proceeds remaining will continue to be used for general corporate purposes. We may in the future use proceeds to acquire or invest in additional complementary businesses or products or to obtain the right to use complementary technologies. As of December 31, 2001, net proceeds remaining continue to be invested in short term, interest bearing investment grade securities and cash and cash equivalents pending our usage for the above mentioned purposes.

We have never declared a dividend or paid any cash dividends on our common stock. Since we currently intend to retain any future earnings to fund the development and growth of our business, we do not anticipate paying any cash dividends in the near future.

Item 6.    Selected Financial Data

The following selected financial data (presented in thousands, except per share amounts), as of December 31, 2001 and 2000 and with respect to the fiscal years ended December 31, 2001, 2000 and 1999 are derived from the Company’s financial statements included elsewhere in this Form 10-K; selected financial data as of December 31, 1999, 1998, 1997 and with respect to the fiscal years ended December 31, 1998 and 1997 is derived from our financial statements not included in this form 10-K. This data should be read in conjunction with the financial statements and notes thereto, as applicable, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Basis of presentation for selected financial data:

On March 31, 2000, we merged with TRW Milliwave, a formerly wholly owned subsidiary of TRW. We were the surviving corporation in the merger and TRW Milliwave ceased to exist as a separate legal entity. However, because we issued more than half of our outstanding capital stock to TRW in exchange for all outstanding shares in TRW Milliwave, TRW Milliwave is treated as the acquiring company for accounting purposes. As a result, our financial statements prior to the date of the merger are those of TRW Milliwave.

Net loss per share is computed below in accordance with SFAS Statement No. 128, “Earnings per Share” (“SFAS” 128) and SEC Staff Accounting Bulletin No. 98 (“SAB” 98). Pursuant to SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average numbers of shares of common stock outstanding during the period.

In March 2000, in connection with the merger, TRW received convertible preferred stock in exchange for all outstanding shares of the common stock of TRW Milliwave. Giving effect to the merger retroactive to March 2000, no shares of common stock are outstanding. Accordingly, net loss per share data has not been presented for periods prior to March 2000. The net loss applicable to common stockholders subsequent to the merger represents the net loss incurred after March 2000, including the charge for purchased in-process research and development. The net loss for the fiscal year ended December 31, 2000 was $59.5 million, less the net loss for the three months ended March 31, 2000 of $2.0 million resulting in a net loss applicable to common stockholders subsequent to the merger in March 2000 of $57.5 million. The shares used in computing net loss per share are the weighted average shares outstanding since the merger. Since we incurred losses for all periods presented, the convertible preferred stock would be anti-dilutive and accordingly, diluted net loss per share is the same as basic net loss per share.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except for per share data)
Revenue	$34,125	$41,232	$12,419	$7,030	$5,250
Cost of product revenues	57,233	52,538	11,221	5,992	4,350
Operating expenses	136,463	50,437	4,232	4,786	1,860
Loss from operations	(159,571)	(61,743)	(3,034)	(3,748)	(960)
Net loss	(156,746)	(59,541)	(2,516)	(2,898)	(761)
Net loss applicable to common stockholders subsequent to the merger	(156,746)	(57,536)	—	—	—
Basic and diluted net loss per share	(4.48)	(5.94)	—	—	—
Financial position:
Total assets	99,037	250,665	25,121	16,361	13,272
Long term obligations, less current portion	3,841	5,015	—	—	—
Cash dividends	—	—	—	—	—

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. The following discussion should be read together with our financial statements and notes to those financial statements included elsewhere in this Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.

Overview

Our revenues consist of product revenues and, to a lesser extent, development fees. Product revenues are generated through sales of our custom and standard RF subsystem products to wireless systems integrators and original equipment manufacturers and are recognized upon product shipment when title passes. We sell our products through our direct sales force and through our network of independent sales representatives. Development fees are generated by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Any up-front development fees paid under a development contract are recognized ratably over the expected term of the contract or when specific milestones are achieved, except that in no event are revenues recognized prior to becoming billable under the terms of the contract. These agreements, which we enter into with key customers from time to time if we expect them to result in a significant product order, are for specific projects and are non-recurring.

We depend, and expect to remain dependent, on a small number of wireless systems integrators for sales of our products. If our customers reduce orders for our products, we could lose revenues and suffer damage to our reputation in the industry. For the year ended December 31, 2001, total sales to Nokia accounted for 67% of total revenue. For the year ended December 31, 2000, sales to Nokia, Nortel and Hughes Network Systems accounted for 32%, 25% and 21% of total revenue, respectively. Shipments of our products to both of these customers ceased in early 2001 as a result of the failure of the point-to-multipoint market to develop as expected.

On March 31, 2000, we merged with TRW Milliwave, a formerly wholly owned subsidiary of TRW. We were the surviving corporation in the merger and TRW Milliwave ceased to exist as a separate legal entity. However, because we issued more than half our outstanding shares of capital stock to TRW in exchange for all outstanding shares of TRW Milliwave, TRW Milliwave was treated as the acquiring company for accounting purposes. However, when we refer to our business or other corporate activities prior to March 31, 2000, the date of the merger, we are generally referring to our business and corporate activities prior to our merger with TRW Milliwave unless otherwise specified. When we refer to our results on a pro forma basis, we have combined the historical statements of operations for TRW Milliwave and Endgate as discussed in Note 17 to the Financial Statements.

Our merger with TRW Milliwave was accomplished through a tax-free reorganization under the Internal Revenue Code. As such, the respective tax bases in assets and liabilities carried over to the combined company with no step-up in basis. Therefore, the amortization and impairment charge related to intangible assets resulting from the merger, including goodwill, is not deductible for tax purposes. Since inception, we have incurred net losses and therefore generated significant net operating loss carryforwards. Historically, these carryforwards were not reflected on our balance sheet as an asset because they were fully reserved due to uncertainty about our ability to utilize these loss carryforwards. Our merger with TRW Milliwave imposed limitations on our ability to utilize these pre-existing net operating loss carryforwards. Generally accepted accounting principles require that deferred tax liabilities be recorded for identifiable intangible assets acquired in a business combination accounted for as a purchase. The deferred tax asset related to net operating loss carryforwards is greater than the deferred tax liabilities related to the identifiable intangible assets acquired. A valuation allowance has been provided to eliminate the net deferred tax asset because ultimate realization is uncertain. Because TRW Milliwave was a wholly owned subsidiary of TRW, and therefore part of the consolidated TRW tax return prior to merging with us, TRW was able to utilize TRW Milliwave’s net operating losses in the consolidated income tax return of TRW for periods prior to March 2000, leaving TRW Milliwave with no net operating loss carryforwards.

On January 29, 2001, our Board of Directors approved a restructuring plan related to our transition of all manufacturing activities from our Sunnyvale, California facility to our Diamond Springs, California manufacturing facility. Some of the factors that led to the decision to restructure include a decline in the telecommunications market, our decision to exit the point-to-multipoint market and long-term excess capacity. These charges are comprised primarily of severance benefits, a charge taken for obsolete equipment associated with the point-to-multipoint market and for the write down of excess leased facilities in Sunnyvale, CA. The consolidation of manufacturing operations to our Diamond Springs, California facility was substantially completed in the second quarter of 2001.

On April 24, 2001, we completed the acquisition of certain assets from Tyco Electronics related to their M/A-Com broadband wireless business. The Company intends to use the acquired net assets to expand the Company’s customer base and product offerings. The acquisition was accounted for using the purchase method of accounting. The total consideration paid by the Company in the acquisition, $4.0 million in cash and the issuance of 916,423 shares of the Company’s common stock, valued at $2.0 million, liabilities assumed of approximately $2.7 million and acquisition expenses of approximately $0.7 million.

We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds its fair value. In the first quarter of 2001, we determined that impairment indicators were present and therefore evaluated the carrying value of the goodwill and other intangible assets. The evaluation was based on a cash flow forecast for five years ending March 31, 2006, and discounted at the rate of 14%, which represented our weighted average cost of capital. As a result of the evaluation, we concluded that unamortized goodwill and other intangible assets of $90.4 million were impaired and accordingly, this amount was charged to operations in the first quarter of 2001.

In December 2001, we divested our antenna product division, and effectively ceased all operations relating to antenna development and manufacturing. The net gain or loss on this transaction was insignificant. As part of the sale, Endwave will receive royalties for the next ten years on any future sales of Endwave-developed intellectual property. The revenues associated with the antenna products for the year ended December 31, 2001 were approximately $1.1 million.

In January 2002, we announced a plan to repurchase up to an aggregate of three million shares of the company’s common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During March 2002, we repurchased 68,500 shares for approximately $54,000 under this repurchase program.

In March 2002, we executed a consignment inventory agreement with our largest customer, Nokia. Under this agreement, we will maintain a consignment inventory location on their factory floor. Revenue will not be recognized until Nokia selects a unit for usage and title passes.

The rapid and severe downturn for the United States economy and the telecommunications industry, beginning in late 2000, has affected growth in demand for our customers’ products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is experiencing reduced demand. This decreased demand has led to fluctuating order forecasts from some of our customers, particularly those in the point-to-multipoint market. There can be no certainty as to the degree of the severity or duration of this economic downturn or the demand in the telecommunications industry. We also cannot predict the extent and timing, of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Canada, Europe and other countries and geographic regions. As recent as the first quarter of 2002, order demand from our largest customer continues to decline as they are experiencing the impact of the downtown in the telecommunications market.

As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, on February 28, 2002, we announced a further restructuring plan, designed to reduce operating expenses in order to align resources with long-term growth opportunities. This plan included workforce reductions, consolidation of excess facilities, and charges related to excess property and equipment. The magnitude of the associated restructuring charge to be recorded in the March 2002 quarter will be approximately $3 million to $5 million, and approximately 100 positions will be eliminated across manufacturing, engineering and selling, general and administration.

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, excess and or obsolete inventories, investments carrying value, intangible assets, income taxes, warranty obligations, excess component order cancellation costs, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize product revenue at the time title passes, which is upon product shipment. Our customers are primarily wireless systems integrators and equipment manufacturers who integrate our products into their products. There are no significant acceptance requirement or post-shipment obligations on the part of Endwave. We recognize development fees ratably over the estimated term of the development period or when specific milestones are achieved. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production period. In no event are revenues recognized prior to becoming payable by the customer. The costs incurred under these agreements are included in research and development expenses.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Reserve

We provide for the estimated cost of product warranty at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory

We report our inventory at the lower of cost or market. In establishing the appropriate provisions for inventory, management must make estimates about the future customer demand for our products, taking into account both general economic conditions and growth prospects within our customers’ ultimate marketplace and the market acceptance of our current and pending products. These judgments must be made in the context of our customers’ shifting technology needs. A misinterpretation or misunderstanding of these conditions or uncertainty in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory losses in excess of the provisions determined to be appropriate as of the balance sheet date.

Investment in Securities

We consider all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. All other investments which have maturities between 90 days and a year are classified as short-term investments and are carried at amortized cost, as we have the intent and ability to hold these investments until maturity. Our cash equivalents and investments are comprised principally of money market funds, commercial paper and corporate bonds. Investments in commercial paper/corporate bonds are in companies with excellent ratings and are considered high quality at the time of the initial investment. In the event the financial condition of the companies issuing these securities deteriorates, the value of these assets would need to be evaluated and may result in charges to reflect impairment of market value.

Long-Lived Assets

We periodically review our property, plant and equipment and intangible assets for possible impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Significant assumptions and estimates include the projected cash flows based upon estimated revenue and expense growth rates and the discount rate applied to expect cash flows. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

Restructuring Charges

During fiscal year 2001, we recorded significant reserves in connection with our restructuring program. These reserves include estimates pertaining to employee separation costs, the settlement of contractual obligations and the estimated net proceeds for property and equipment to be disposed of resulting from our actions. As of December 31, 2001, this restructuring plan was substantially completed.

In March 2002, we formalized a plan to realign our cost structure and manufacturing capacity in consideration of the current revenue outlook. As a result, we expect to record a charge ranging from $3.0 million to $5.0 million in the March 2002 quarter for estimated costs pertaining to employee separation, the settlements of contractual obligations resulting from our actions and affected property and equipment. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Stock Based Compensation

The Company has elected to account for stock option grants to employees and directors in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and, to adopt the disclosure-only provisions as permitted under Financial Accounting Standards Board’s Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Deferred stock compensation is amortized using the accelerated method over the vesting period of the related options, generally four years.

Deferred Taxes

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Because the Company has not generated profits since inception, it has established a valuation allowance for the full amount of the deferred tax asset. If the Company’s profitability changes, it will reassess the value of these assets and make adjustments as required.

Results of Operations

Fiscal year ended December 31, 2001 compared to fiscal year ended December 31, 2000

Revenues

Product revenues were $33.5 million in 2001, a 16% decrease from $39.8 million in 2000. The decrease is primarily attributable to a decrease in the number of transceiver and antenna products sold to Nortel, Hughes Network Systems and Rockwell International offset by increased revenues with Nokia, and reflects a slow-down in the global economy, further tightening of financial markets in the telecommunication industry, which has reduced our customers’ ability to secure financing and purchase products, and the exiting of the point-to- multipoint market. Two of our major customers, Nortel and Hughes Network Systems, exited the point-to- multipoint market during early 2001. We do not foresee any future business with them for the near future.

Development fees are generated by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Development fees were $0.6 million in 2001, a 57% decrease from $1.4 million in 2000. The decrease in development fees is attributable to less development of custom designed products, specifically for Hughes Network Systems. Going forward, we are engaging with customers for development of new product prototypes and hope to generate future development fees, especially with defense and government related contracts. However, we do not foresee significant development fees in the near term.

Cost and Expenses

Cost of product revenues.    Cost of product revenues consists primarily of the costs of direct materials and labor utilized to assemble and test our products; costs associated with procurement, production control, quality assurance, and manufacturing engineering; costs associated with maintaining our manufacturing facilities; and, costs associated with warranty returns. Cost of product revenues was $57.2 million in 2001, a 9% increase from $52.5 million in 2000. The increase in cost is attributable to charges taken for excess and obsolete inventory of $6.8 million associated with the decline in demand of customers in the point-to-multipoint market, and a special warranty charge of $4.3 million to cover the recall and repair of transceivers sold to our largest customer, that have been identified to have a potentially faulty electronic component supplied by one of the company’s vendors. These increases were partially offset by lower quantities of units sold. Although the increase in warranty reserve caused an increase in the cost of sales for the third and fourth quarter, the company believes that the cause of the component’s out of specification performance has been identified and corrected, and should not effect future production or financial results.

Research and development expenses.    Research and development expenses in 2001 were $14.2 million, an increase of 46% from $9.7 million in 2000. The increase was primarily attributable to our combined operations following our March 2000 merger, the addition of engineering personnel hired in connection with our acquisition of assets from M/A-Com’s broadband wireless business in the second quarter of 2001, and an increase in product development activities, both for designing custom products for new customers and designing cost-reduced products for existing customers.

Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, facilities and human resources personnel, professional fees, and promotional activities. Selling, general and administrative expense in 2001 was $11.6 million, a 45% increase from $8.0 million in 2000. The increases was primarily attributable to our combined operations following our March 2000 merger, the hiring of additional administrative, sales and marketing personnel to support an expected overall increased business activities, and increased public-company related professional services.

Impairment of long-lived assets.    The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds its fair value. In the first quarter of 2001, the Company determined it would be unable to successfully negotiate a new contract with Nortel and was informed by Hughes that orders for the following few quarters would be effectively eliminated. Hughes indicated that orders may be resumed late in 2001, however, the Company did not expect this would happen as it believed Hughes had excess quantities already on hand and the market for their product was weakening. Sales to Hughes and Nortel represented approximately 43% of fiscal 2000 sales. Also in the first quarter, the Company decided to consolidate manufacturing in the Diamond Springs, CA facility. This plan resulted in a majority of prior Endgate employees being terminated. In addition, during the first quarter, the Company came to believe that the downturn in the industry would be significantly longer than originally expected as a result of earnings warnings of both customers and peers. These events were considered to be indicators of potential impairment and the Company evaluated the carrying value of its long-lived assets. The Company’s forecast of future cash flows indicated that the long-lived assets were impaired. The Company estimated the fair value of long-lived assets by discounting the cash flow forecast using a discount rate of 14%, which represented the Company’s weighted average cost of capital. As a result of the evaluation, the Company concluded that unamortized goodwill and other intangible assets of $90.4 million were fully impaired, and accordingly, this amount was charged to operations in the first quarter of 2001.

Restructuring charge.    On January 29, 2001, our Board of Directors approved a restructuring plan related to our transition of manufacturing activities from our Sunnyvale, California facility to our Diamond Springs, California manufacturing facility. Some of the factors that led to the decision to restructure the Company include a decline in the telecommunications market, our decision to exit the point-to-multipoint market and long-term excess capacity. These non-recurring charges are comprised primarily of severance benefits, a charge taken for obsolete equipment associated with the point-to-multipoint market and for the write down of excess leased facilities in Sunnyvale, CA. The consolidation of manufacturing operations to the Company’s Diamond Springs, California facility was substantially completed in 2001. The total workforce reductions associated with this restructuring across all business functions was 170 employees by the end of year December 31, 2001. The restructuring costs of $6.8 million for the year ended December 31, 2001 included $1.9 million for severance and benefits, $1.6 million for the write down of excess leased facilities in Sunnyvale, California and $3.3 million related to excess equipment. At December 31, 2001, we have approximately $1.1 million accrued for the remaining unpaid leases obligations. There was no restructuring charge in 2000. We expect this will provide future cost savings of approximately $7.0 million on an annualized basis.

As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, on February 28, 2002, we announced a restructuring plan, designed to reduce operating expenses in order to align resources with long-term growth opportunities. This plan includes workforce reductions, consolidation of excess facilities, and charges related to excess property and equipment. The magnitude of the restructuring charge will be approximately $3.0 million to $5.0 million, and will likely effect approximately 100 positions across manufacturing, engineering and selling, general and administration.

In-process research and development expense.    In connection with our merger in March 2000 with TRW Milliwave, we allocated $11.7 million of the purchase price to in-process research and development. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Amortization of intangible assets.    Amortization of intangibles assets was $6.9 million and $14.8 million in 2001 and 2000, respectively. The March 2000 merger was recorded using the purchase method of accounting. In connection with the purchase, we recorded goodwill of $80.2 million and other intangible assets of $23.6 million. We were amortizing goodwill and other intangible assets acquired on a straight-line basis over five to six years. As a result of the charges taken in the first quarter of 2001 for impairment of long-lived assets, the carrying value of these assets was written off and no further amortization was recognized.

In April 2001, we acquired M/A Com’s broadband wireless business. The acquisition was accounted for as a purchase transaction. The total consideration paid by the Company in the acquisition, $4.0 million in cash and the issuance of 916,423 shares of the Company’s common stock, valued at $2.0 million, liabilities assumed of approximately $2.7 million and acquisition expenses of approximately $0.7 million.

Amortization of deferred stock compensation.    Deferred stock compensation charges consist primarily of charges related to the difference between deemed fair market values for financial reporting purposes on the date of employee option grants and the option price for option awards prior to the Company becoming publicly held. Deferred stock compensation is represented as a reduction of stockholders equity. Amortization of defered stock compensation in 2001 was $6.5 million, an increase from $6.2 million in 2000. The Company uses the graded method of amortization of deferred stock compensation, which results in higher amortization in earlier periods.

Interest income, net

Net interest income consists primarily of interest income earned on our cash and cash equivalents and short-term investments and interest expense on capital equipment leases. Interest income increased to $3.3 million in 2001 from $2.2 million in 2000. The increase in interest income was due to the investment of proceeds from the sale of shares of our common stock in the fourth quarter of 2000 pursuant to our initial public offering. These proceeds were invested in short-term interest bearing securities.

Interest expense increased to $729,000 in 2001 from $492,000 in 2000. The increase in interest expense was primarily attributable to increased financing leases of manufacturing and engineering equipment.

Fiscal year ended December 31, 2000 compared to fiscal year ended December 31, 1999

Revenues

Product revenues were $39.8 million for 2000, a 221% increase from $12.4 million in 1999. The increase is primarily attributable to the merger with TRW Milliwave on March 31, 2000 and to an increase in the number of transceiver and antenna products sold.

Development fees were $1.4 million for 2000. There were no development fees in 1999. The development fees recorded in 2000 were attributable to development of a custom designed product for Hughes Network Systems.

Costs and expenses

Cost of product revenues.    Cost of product revenues for 2000 was $52.5 million, a 369% increase from $11.2 million in 1999. The increase in costs was attributable primarily to a significant increase in the number of RF subsystems and antenna products sold and investments made during 2000 to increase our manufacturing capacity. Our cost of product revenues has historically exceeded our product revenues due in part to the low volumes of products we have sold and our investments in increasing manufacturing capacity.

Research and development expenses.    Research and development expenditures for 2000 were $9.7 million, an increase from $0.3 million for 1999. Prior to March 2000, when we underwent our merger with TRW Milliwave, our historical figures for research and development expenditures are those of TRW Milliwave, which operated as a wholly owned subsidiary of TRW and benefited from TRW’s expenditures. This increase is also primarily due to our merger with TRW Milliwave, hiring of additional engineering personnel as our production and sales activities have grown.

Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, facilities and human resources personnel; professional fees; and promotional activities. Selling, general and administrative expenditures for 2000 were $8.0 million, a 233% increase from $2.4 million for 1999. This increase was partly due to the increase attributable to our combined operations following our merger with TRW Milliwave in March 2000, the hiring of additional sales and administrative personnel as our production and sales activities have grown.

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

In-process research and development expense.    In connection with our merger with TRW Milliwave, we allocated $11.7 million to in-process-research and development expense. In determining the total consideration, as well as the allocation of the purchase price including the amount of in-process research and development, TRW Milliwave considered as part of their analysis an appraisal prepared for TRW’s Space and Electronics Group by American Appraisal Associates, Inc., an independent appraisal firm that used established valuation techniques appropriate for the high technology industry. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Amortization of deferred stock compensation.    Deferred stock compensation charges consist of charges related to the difference between deemed fair market values on the date of employee option grants and the option exercise price. Amortization of deferred stock compensation for 2000 was $6.2 million. There was no deferred stock compensation charge in 1999.

Interest income, net.    Interest income for 2000 was $2.2 million. There was no interest income for 1999. The increase in interest income in 2000 was due to the proceeds from the sale of common stock during our initial public offering, which was invested in short term interest bearing securities. We expect interest income to decrease in the short term as cash is depleted and interest rate decline. Interest expense was $492,000 representing interest on capital leases. There were no capital leases in 1999.

Liquidity and Capital Resources

Our principal source of liquidity as of December 31, 2001 consisted of approximately $57.2 million in cash, cash equivalents and short-term investments. During 2001, we used $34.1 million of cash in operating activities, as compared to $27.2 million in 2000. The increase in the use of cash for the year ended December 31, 2001 compared to the same period in 2000 was primarily due to an increased operating loss, increased expenditures associated with inventory purchases and decreases in accounts payable, partially offset by non-cash charges such as the impairment of long-lived assets, depreciation and amortization and, decreases in accounts receivable.

Investing activities resulted in a net cash usage of $16.4 million in 2001, as compared to usage of $39.5 million in 2000 and $7.4 million in 1999. In the years ended December 31, 2001, 2000, and 1999, we made capital expenditures of $2.9 million, $13.0 million, and $7.4 million, respectively. Capital expenditures in all three years consisted primarily of purchases of computer and manufacturing equipment and leasehold improvements. In addition, in 2001, $4.7 million was used in connection with the acquisition of certain assets of M/A Com’s broadband wireless business, $9.3 million was used for the purchase of short-term investments and we had net proceeds on sales of property and equipment of $0.6 million.

Financing activities in 2001 used $2.2 million of cash, as compared to providing $140.4 million in cash in 2000 and providing $7.0 million in cash in 1999. Financing activities in 2001 included payments under capital lease obligations of $2.9 million, offset by $0.7 million in proceeds from the exercise of employee stock options and shares purchased under the employee stock purchase plan The net cash provided by financing activities in 2000 was due primarily to our receipt of $87.9 million in net proceeds from our initial public offering, net cash acquired of $20.9 million and $20.0 million in proceeds from our issuance of preferred stock, both of which were in conjunction with our merger in March 2000, our sale of common stock for proceeds of $6.0 million, net advances of funds by TRW of $6.0 million, $1.1 million in proceeds from the exercise of warrants to purchase our stock and the exercise of employee stock options, and payments under capital lease obligations of $1.4 million.

We believe that our existing cash and investment balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for the foreseeable future. However, revenues could decline below our expectations resulting in insufficient cash flow from operations. As a result, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. With the exception of operating and capital leases discussed in Note 13 to our financial statements, we have not entered into any off-balance sheet financing arrangements, we have not established any special purpose entities, we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets.

Related Party Transactions

TRW Space and Electronics Group is a major supplier of gallium arsenide, which is a key component to the Company’s products. The Company has a long-term agreement with TRW Inc. which specifies volume and price commitments. Under this supply agreement the Company has paid TRW, Inc. $11.6 million and $11.7 million for 2001 and 2000, respectively (none in 1999).

Derivatives and Financial Instruments
(Item 7a.    Quantitative and Qualitative Disclosures About Market Risk)

Disclosure about Market Risk

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.

As of December 31, 2001, we had cash and cash equivalents of $21.3 million. Substantially this entire amount consists of highly liquid investments with a remaining maturity at the date of purchase of less than 90 days. In addition, we have short-term investments of $35.9 million, which consist primarily of highly liquid investment grade commercial paper and government securities. All of these amounts are exposed to interest rate risk and will decrease in value if market interest rates should increase. A hypothetical increase in market interest rates by 10 percent from December 31, 2001 would cause the fair value of these instruments to decline by an insignificant amount. Due to the short duration of these investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.

As of December 31, 2000, we had cash and cash equivalents of $74.1 million. Substantially all of this figure consists of highly liquid investments with a remaining maturity at the date of purchase of less than 90 days. In addition, we have short-term investments of $26.6 million, which consist primarily of highly liquid investment grade commercial paper and government securities. Like our investments as of December 31, 2001, all these amounts were exposed to interest rate risk. Since we hold all investments to maturity, there was no material loss on these investments.

We do not have any material equity investments. Therefore, we do not currently have any direct equity price risks.

Currently, all sales to international customers are denominated in United States dollars and, accordingly we are not exposed to foreign currency rate risks in connection with these sales. However, a strengthening dollar could make the Company’s products less competitive in foreign markets and thereby lead to a decrease in revenues attributable to international customers.

Item 8.    Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Endwave Corporation

We have audited the accompanying balance sheets of Endwave Corporation as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endwave Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Palo Alto, California
January 24, 2002

ENDWAVE CORPORATION

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$21,303	$74,061
Short-term investments	35,860	26,559
Accounts receivable, net of allowance for doubtful accounts of $678 in 2001 and $248 in 2000	2,794	7,761
Inventories	17,166	19,828
Other current assets	413	1,364

Total current assets	77,536	129,573
Property, plant and equipment, net	20,366	25,077
Goodwill, net of accumulated amortization of $15,067 in 2000	—	74,667
Other intangible assets, net of accumulated amortization of $3,445 in 2000	—	20,612
Other assets	1,135	736

	$99,037	$250,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and bank overdraft	$2,807	$7,159
Accounts payable to affiliates	3,076	6,629
Accrued compensation and other liabilities	8,817	3,872
Deferred revenue	—	252
Capital lease obligations, current portion	2,712	2,707
Other current liabilities	655	401

Total current liabilities	18,067	21,020
Deferred revenue	—	251
Capital lease obligations, less current portion	2,882	4,764
Other long-term liabilities	959	—

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock: $0.001 par value; 27,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value per share; 50,000,000 shares authorized, 35,617,507 and 34,121,755 issued and outstanding in 2001 and 2000, respectively	36	34
Additional paid-in capital	304,788	304,072
Deferred stock compensation	(5,516)	(14,043)
Accumulated deficit	(222,179)	(65,433)

Total stockholders’ equity	77,129	224,630

	$99,037	$250,665

See accompanying notes

ENDWAVE CORPORATION

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended December 31,
	2001	2000	1999
Revenues:
Product revenues ($1,259, $15,472, and $7,017 from related parties, respectively)	$33,506	$39,799	$12,419
Development fees	619	1,433	—

Total revenues	34,125	41,232	12,419
Costs and expenses:
Cost of product revenues ($1,632, $16,421, and $5,679, from related parties, respectively)	57,233	52,538	11,221
Research and development ($0, $781, and $0 from related parties, respectively)	14,151	9,739	326
Selling, general and administrative ($0, $310, and $500 from affiliates, respectively)	11,649	7,984	2,370
Impairment of long-lived assets	90,411	—	—
Restructuring charge	6,820
In-process research and development	—	11,700	—
Amortization of goodwill and other intangible assets	6,908	14,839	1,536
Amortization of deferred stock compensation*	6,524	6,175	—

Total costs and expenses	193,696	102,975	15,453

Loss from operations	(159,571)	(61,743)	(3,034)
Interest income	3,332	2,154	—
Interest expense	(729)	(492)	—
Other income (expense)	222	(87)	—

Loss before income taxes	(156,746)	(60,168)	(3,034)
Income tax benefit	—	627	518

Net loss	$(156,746)	$(59,541)	$(2,516)

Net loss applicable to common stockholders subsequent to the merger	$(156,746)	$(57,536)

Basic and diluted net loss per share	$(4.48)	$(5.94)

Shares used in computing of basic and diluted net loss per share	35,017,497	9,693,955

*Amortization of deferred stock compensation:
Cost of product revenues	$1,864	$1,968	$—
Research and development	1,643	1,638	—
Selling, general and administrative	3,017	2,569	—

	$6,524	$6,175	$—

See accompanying notes

ENDWAVE CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Advances From TRW Inc.	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Total
Balance at December 31, 1998	$—	$—	$5,999	$10,858	$—	$(3,376)	$13,481
Net transfers from TRW Inc.	—	—	7,048	—	—	—	7,048
Net loss and comprehensive loss	—	—	—	—	—	(2,516)	(2,516)

Balance as of December 31, 1999	—	—	13,047	10,858	—	(5,892)	18,013
Net transfers from TRW Inc.	—	—	5,993	—	—	—	5,993
Issuance of preferred stock	19,985	—	—	—	—	—	19,985
Recapitalization in connection with the March 2000 merger	167,182	1	(19,040)	(9,143)	—	—	139,000
Exercise of stock options	—	—	—	83	—	—	83
Deferred stock compensation	—	—	—	20,218	(20,218)	—	—
Amortization of deferred stock compensation	—	—	—	—	6,175	—	6,175
Exercise of warrants to purchase stock	1,066	—	—	—	—	—	1,066
Conversion of preferred stock in connection with initial public offering	(188,233)	26	—	188,207	—	—	—
Issuance of common stock	—	—	—	6,000	—	—	6,000
Issuance of common stock in connection with initial public offering, net of expenses of $8,744	—	7	—	87,849	—	—	87,856
Net loss and comprehensive loss	—	—	—	—	—	(59,541)	(59,541)

Balance as of December 31, 2000	—	34	—	304,072	(14,043)	(65,433)	224,630
Exercise of stock options				59			59
Issuance of common stock in connection with the acquisition of M/A Com	—	1	—	1,999	—	—	2,000
Deferred compensation on stock options granted to consultants and on variable awards granted to employees	—	—	—	373	(373)	—	—
Amortization of deferred stock compensation	—	—	—	—	6,524	—	6,524
Issuance of common stock under employee stock purchase plan	—	1	—	661	—	—	662
Cancellation of unvested stock options	—	—	—	(2,376)	2,376	—	—
Net loss and comprehensive loss	—	—	—	—	—	(156,746)	(156,746)

Balance as of December 31, 2001	$—	$36	$—	$304,788	$(5,516)	$(222,179)	$77,129

See accompanying notes

ENDWAVE CORPORATION

STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2001	2000	1999
Operating activities:
Net loss	$(156,746)	$(59,541)	$(2,516)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,870	3,483	730
Amortization of goodwill and other intangible assets	6,908	14,875	1,536
Amortization of deferred stock compensation	6,524	6,175	—
In-process research and development	—	11,700	—
Impairment of long-lived assets	90,411	—	—
Restructuring charge—non-cash portion	4,469	—	—
Deferred income taxes	—	(327)	1,031
Loss on disposal of fixed assets, net	219	9	—
Changes in operating assets and liabilities:
Accounts receivable	8,574	(6,897)	133
Accounts receivable from affiliates	—	5,383	(180)
Inventories	4,906	(11,607)	(2,285)
Other assets	853	(1,903)	(92)
Accounts payable and bank overdraft	(5,042)	4,441	2,330
Accounts payable to affiliates	(3,553)	(785)	—
Accrued compensation and other current and long term liabilities	2,962	8,003	(215)
Deferred revenue	(503)	(202)	—

Net cash (used in) provided by operating activities	(34,148)	(27,193)	472

Investing activities:
Purchases of property, plant and equipment	(2,948)	(12,986)	(7,430)
Cash paid for the acquisition of business	(4,721)	—	—
Proceeds on sale of property and equipment	559	—	—
Purchases of short-term investments	(75,989)	(26,559)	—
Proceeds on sale of short-term investments	66,688	—	—

Net cash used in investing activities	(16,411)	(39,545)	(7,430)

Financing activities:
Payments under capital lease obligations	(2,920)	(1,439)	—
Net advances from TRW Inc.	—	5,993	7,048
Net cash acquired in conjunction with the acquisition of Endgate Corporation (renamed Endwave Corporation)	—	20,882	—
Net proceeds from issuance of preferred stock in conjunction with the acquisition of Endgate Corporation (renamed Endwave Corporation)	—	19,985	—
Proceeds from exercises of warrants	—	1,066	—
Proceeds from exercises of stock options	59	83	—
Proceeds from stock issuance	662	6,000	—
Proceeds from stock sold in initial public offering	—	87,856	—

Net cash (used in) provided by financing activities	(2,199)	140,426	7,048

Net increase (decrease) in cash and cash equivalents	(52,758)	73,688	90
Cash and cash equivalents at beginning of year	74,061	373	283

Cash and cash equivalents at end of year	$21,303	$74,061	$373

Supplemental disclosure of cash flow information:
Cash paid for interest	$729	$492	$—

Supplemental non-cash investing and financing activity:
Property and equipment acquired under capital leases	$1,043	$7,232	$—

See accompanying notes

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

On March 31, 2000, Endgate Corporation (“Endgate”) merged with TRW Milliwave Inc., a formerly wholly owned subsidiary of TRW Inc. In the merger, TRW Milliwave Inc. merged into Endgate and Endgate issued 13,963,063 shares of its capital stock to TRW Inc. in exchange for TRW’s shares in TRW Milliwave Inc. As a result, Endgate was the surviving corporation in the merger and TRW Milliwave Inc. ceased to exist as a separate legal entity. In connection with the merger, the combined company was renamed Endwave Corporation (referred to below as “the Company” or “Endwave”). Because TRW Inc. owned more than half of Endgate’s outstanding capital stock immediately after the merger, TRW Milliwave Inc. is treated as the acquiring company for accounting purposes. As a result, Endgate ceased to be a separate accounting entity as of the date of the merger, and the combined company’s financial statements prior to the merger are those of TRW Milliwave Inc.

The accompanying audited financial statements are based on the historical financial information of TRW Milliwave Inc. through March 31, 2000, and the combined results of both TRW Milliwave Inc. and Endgate since that date, using the purchase method of accounting. See Note 17.

2.    Summary of Significant Accounting Policies

Revenue Recognition and Warranty

The Company recognizes product revenue at the time title passes, which is upon product shipment and provides for estimated warranty expense at the time of sale. The Company’s customers are primarily wireless systems integrators and equipment manufacturers who integrate the Company’s products into their products. There are no significant acceptance requirements or post-shipment obligations on the part of Endwave. The Company recognizes development fees ratably over the estimated term of the development period or when specific milestones are achieved. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production period. In no event are revenues recognized prior to becoming payable by the customer. The costs incurred under these agreements are included in research and development expenses.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with maturity of 90 days or less when purchased to be cash equivalents. Investments with maturities between 90 days and one year are classified as short-term investments and are carried at amortized cost as the Company has the intent and ability to hold these investments until maturity.

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

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Amortization of Purchased Intangibles

The Company amortizes purchased intangibles over their estimated useful lives as follows which ranged from approximately 8 months to 6 years.

Accounting for the Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of,” the Company records write-downs on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the net undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In those circumstances, the amount of the write down is determined based on the difference between the fair value and the carrying value of the underlying assets.

Income Taxes

Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The merger of TRW Milliwave with and into Endgate was accomplished through a tax-free reorganization under the Internal Revenue Code. As such, Endgate’s and TRW Milliwave’s tax basis in their assets and liabilities carried over to Endwave with no step-up in basis. Therefore, the amortization of intangible assets resulting from the merger, including goodwill, is not deductible for tax purposes. Since inception, Endgate incurred net losses and therefore generated significant net operating loss carryforwards. These carryforwards were not reflected on Endgate’s balance sheet as an asset because they were fully reserved due to uncertainty about Endgate’s ability to utilize these loss carryforwards. The merger with TRW Milliwave imposed limitations on the combined company’s ability to utilize these pre-existing net operating loss carryforwards. Generally accepted accounting principles require that deferred tax liabilities be recorded for identifiable intangible assets acquired in a business combination accounted for as a purchase. The deferred tax asset related to net operating loss carryforwards is greater than the deferred tax liabilities related to the identifiable intangible assets acquired. A valuation allowance has been provided to eliminate the net deferred tax asset because ultimate realization is uncertain. Because TRW Milliwave was a wholly-owned subsidiary of TRW, and therefore part of the consolidated TRW tax return prior to merging with Endgate, TRW was able to utilize TRW Milliwave’s net operating losses in the consolidated income tax return of TRW for periods prior to March 31, 2000, leaving TRW Milliwave with no net operating loss carryforwards.

Stock Based Compensation

The Company has elected to account for stock option grants to employees and directors in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and, to adopt the disclosure-only provisions as permitted under Financial Accounting Standards Board’s Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).

In connection with the grant of stock options to employees prior to the initial public offering, Endwave recorded deferred stock compensation within stockholders’ equity of approximately $20,218,000, representing the difference between the deemed fair value of the common stock for financial statement presentation purposes and the option exercise price of these options at the date of grant. Deferred stock compensation is amortized using the accelerated method over the vesting period of the related options, generally four years.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments and Concentration of Risk

The estimated fair values of cash, investments, accounts receivable, accounts payable, and accrued expenses approximate their carrying value because of the short term nature of these instruments or the stated interest rates are indicative of market interest rates. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, investments, and trade accounts receivable.

The Company maintains cash and cash equivalents and short-term investments with various financial institutions and corporate issuers. These companies are located throughout the country and the Company’s policy is designed to limit exposure to any one institution or issuer. The Company performs periodic evaluations of the relative credit standing of those financial institutions with which the Company maintains accounts.

The Company sells its products primarily to wireless systems integrators and equipment manufacturers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have historically been immaterial and within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are due to the few number of entities comprising the Company’s customer base. The Company does not require collateral for trade accounts receivable, and, therefore, the Company could record losses up to $2.8 million as of December 31, 2001, if these customers fail to pay.

Product revenue in 2001 was substantially attributable to one major customer, totaling 67% of total revenue. As of December 31, 2001, the Company’s accounts receivable from this same customer totaled $2.4 million.

The Company does not own or operate a semiconductor fabrication facility and relies on the semiconductor fabrication facilities of TRW and other third parties to manufacture substantially all of the gallium arsenide and other semiconductor devices incorporated in its products. The loss of the Company’s relationship with any of these third parties or the Company’s use of their semiconductor fabrication facilities, particularly TRW’s facility, and any resulting delay or reduction in the supply of gallium arsenide devices, could impact the Company’s ability to fulfill customer orders and could damage its relationships with customers. In connection with the merger with TRW Milliwave, the Company entered into a supply agreement with TRW for these devices and expects to obtain a substantial portion of needed gallium arsenide devices from TRW in the foreseeable future. The commercial terms of this agreement were renegotiated in March of 2002 and the agreement expires December of 2005. The Company also may not be successful in forming alternative supply arrangements that provide a sufficient supply of gallium arsenide devices. Because there are limited numbers of third-party semiconductor fabrication facilities that use the particular process technologies the Company uses for its products and that have sufficient capacity to meet its needs, using alternative or additional third-party semiconductor fabrication facilities would require an extensive qualification process that could prevent or delay product shipments.

Since the Company does not own or control any of these third party semiconductor suppliers, any change in the corporate structure or ownership of the corporations that own these foundries, could have a negative effect on future relationships and ability to negotiate favorable supply agreements.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 141, “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method.

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”, which is effective for the Company on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

The adoption of these standards has not had, and is not expected to have, a material impact on the Company’s financial statements.

Reclassification

Certain amounts in prior years have been reclassified to conform to the current presentation.

3.    Impairment of Goodwill and Intangibles

In the first quarter of 2001, the Company determined it would be unable to successfully negotiate a new contract with Nortel and was informed by Hughes that orders for the following few quarters would be effectively eliminated. Hughes indicated that orders may be resumed late in 2001, however, the Company did not expect this would happen as it believed Hughes had excess quantities already on hand and the market for their product was weakening. Sales to Hughes and Nortel represented approximately 43% of fiscal 2000 sales. Also in the first quarter, the Company decided to consolidate manufacturing in the Diamond Springs, CA facility. This plan resulted in a majority of prior Endgate employees being terminated. In addition, during the first quarter, the Company came to believe that the downturn in the industry would be significantly longer than originally expected as a result of earnings warnings of both customers and peers. These events were considered to be indicators of potential impairment and the Company evaluated the carrying value of its long-lived assets. The Company’s forecast of future cash flows indicated that the long-lived assets were impaired. The Company estimated the fair value of long-lived assets by discounting the cash flow forecast using a discount rate of 14%, which represented the Company’s weighted average cost of capital. As a result of the evaluation, the Company concluded that unamortized goodwill and other intangible assets of $90.4 million were fully impaired, and accordingly, this amount was charged to operations in the first quarter of 2001.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    Inventories

Inventories are comprised of the following at December 31 (in thousands):

	2001	2000
Raw materials	$11,747	$16,416
Work in process	1,459	2,015
Finished goods	3,960	1,397

	$17,166	$19,828

5.    Property, Plant and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2001	2000
Land	$391	$200
Building	3,903	3,578
Software	1,170	1,076
Leasehold improvements	158	247
Machinery and equipment	24,393	24,326

	30,015	29,427
Less accumulated depreciation (including amortization of assets held under capital leases)	(9,649)	(4,350)

Property and equipment, net	$20,366	$25,077

6.    Intangible assets

Intangible assets consists of the following at December 31 (in thousands):

	2001	2000
Patent	$—	$457
Purchased technology	—	21,000
Customer list	—	2,600

	—	24,057
Less accumulated amortization	—	(3,445)

Intangible assets, net	$—	$20,612

7.    Restructuring Charge

On January 29, 2001, the Company’s Board of Directors approved a restructuring plan related to the transition of all manufacturing activities from the Company’s Sunnyvale, California facility to its Diamond Springs, California facility. In connection with the transition, 170 of the Company’s employees were terminated, and the Company provided severance payments and benefits to these employees commensurate with their positions. All severance and benefit payments have been completed as of December 31, 2001.

In the first quarter of 2001, the Company recorded restructuring costs of $3.7 million in conjunction with the restructuring plan. These costs related primarily to severance and benefits of $0.4 million and non-cash costs

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

of $3.3 million for impairment of fixed assets. In addition, the Company recognized a $9.4 million charge for excess and obsolete inventory related primarily to inventory for the point to multipoint market that the Company decided to exit. The inventory charge was recorded as a cost of product revenues in the Company’s statement of operations.

An additional restructuring charge of $1.5 million primarily related to retention bonuses and benefits and $1.6 million for excess leased facilities in Sunnyvale, California was recognized in the last three quarters of 2001. Also in the fourth quarter, the Company reached an agreement to settle its claims in relation to the inventory it had acquired to fulfill sales orders with one of the Company’s point to multipoint customers that was charged off in the first quarter. This settlement resulted in a $2.6 million benefit that was recorded as a reduction to cost of product revenues in the Company’s statement of operations.

Following is a summary of activity in the restructuring reserve (amounts in thousands):

	Severance Benefits	Fixed asset impairment	Lease Cancellations and other exit costs	Total
March 2001 restructuring charge	$386	$3,329	$—	$3,715
Non-cash amount	—	(3,329)	—	(3,329)
Additions	1,531	—	1,568	3,099
Payments	(1,917)	—	(428)	(2,345)

December 31, 2001 balance	$—	$—	$1,140	$1,140

Current	$—	$—	$570	$570
Noncurrent	—	—	570	570

	$—	$—	$1,140	$1,140

8.    Net Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

In connection with the March 2000 merger, TRW received convertible preferred stock in exchange for all of the common stock of TRW Milliwave. Giving effect to the merger retroactively to March 2000, the Company has no outstanding common stock prior to the merger. Accordingly, net loss per share data has not been presented for periods prior to March 2000. The net loss applicable to common stockholders subsequent to the merger represents the net loss incurred since March 2000, including the charge for purchased in-process research and development. The net loss for the year ended December 31, 2000 was $59.5 million, less the net loss for the three months ended March 2000 of $2.0 million results in the net loss applicable to common stockholders subsequent to the merger of $57.5 million.

Common equivalent shares, totaling $0.5 million in 2001 and $21.7 million in 2000 (computed using the treasury stock method), from the assumed exercise of stock options, warrants and convertible securities have been excluded from the net loss per share calculations as their effect would be anti-dilutive due to the Company’s reported net loss.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    Comprehensive Income (Loss)

The Company had no items of other comprehensive income (loss) during the years ended December 31, 2001, 2000 and 1999, and accordingly, comprehensive income (loss) is the same as the net loss.

10.    Research and Development Expenses

Research and development expenses were charged to operating expense as incurred.

11.    Segment Disclosures

The Company operates in a single segment. The Company’s product sales by location for the years ended December 31 were as follows (in thousands):

	2001		2000		1999
United States	$9,188	27.4%	$30,469	76.6%	$12,419	100.0%
Finland	22,683	67.7%	7,804	19.6%	—	—
Other	1,635	4.9%	1,526	3.8%	—	—

Total	$33,506	100.0%	$39,799	100.0%	$12,419	100.0%

All development fees are generated in the United States. For the year ended December 31, 2001, Nokia accounted for 67% of total revenues. Nokia, located in Finland, was the only customer in Finland in 2001 and 2000.

12.    Stockholders’ Equity

Common Stock

Effective March 31, 2000, Endwave issued 13,963,063 shares of its Series T-1 preferred stock to TRW Inc. in connection with the merger of TRW Milliwave Inc. and Endgate Corporation. In return for the issuance of the shares to TRW Inc., Endwave acquired all outstanding shares in TRW Inc.’s formerly wholly owned subsidiary, TRW Milliwave Inc., plus cash in the amount of $20.0 million.

Also in connection with the merger, the Company exchanged all outstanding shares of its Series A through Series G preferred stock for shares of its Series E-1 through Series E-7 preferred stock. The number of shares of Series E-1 through E-7 preferred stock issued in exchange for the Series A through G preferred stock was equivalent to the number of shares of common stock into which the Series A through G preferred stock was convertible immediately prior to the exchange, and did not result in additional proceeds to the Company. In connection with the merger, TRW Inc. was given the right to elect two members to the Company’s board of directors; this right expired upon the consummation of the Company’s initial public offering in fall 2000.

On June 6, 2000, the Company underwent a one-for-two reverse split of all outstanding shares of preferred stock and common stock and all share and per share data have been restated to reflect this split.

On October 2, 2000, the Company issued 429,000 shares of common stock to a potential customer for total cash consideration of approximately $6.0 million.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In connection with the Company’s initial public offering in fall 2000, all shares of the Company’s preferred stock were converted to common stock on a one for one basis. Certain of these shares of common stock issued upon the conversion are subject to resale restrictions.

At December 31, 2001, the Company had reserved 10,947,974 shares of common stock for issuance in connection with its stock option plans, 217,863 shares in connection with its employee stock purchase plan and 6,250 shares for outstanding stock purchase warrants.

A summary of common stock activity in number of shares during 2000 and 2001 was as follows:

	Common Stock	Preferred Stock
As of January 1, 2000	—	—
Recapitalization in connection with the March 2000 merger	633,358	11,918,239
Issuance of preferred stock to TRW Inc. in March 2000	—	13,963,063
Exercise of stock options	55,320	—
Exercises of warrants to purchase stock	—	223,203
Conversion of preferred stock in connection with the initial public offering	26,104,505	(26,104,505)
Issuance of common stock	428,572	—
Issuance of common stock in connection with the initial public offering	6,900,000	—

As of December 31, 2000	34,121,755	—
Exercise of stock options	47,192	—
Issuance of common stock in connection with the acquisition of M/A Com	916,423	—
Issuance of common stock under employee stock purchase plan	532,137	—

As of December 31, 2000	35,617,507	—

Employee Stock Purchase Plan

In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per an offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. During 2001, there were 532,137 shares issued under the Purchase Plan at a weighted-average price of $1.24 per share. The Company did not issue any shares under this plan in 2000.

Stock Option Plans

The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in September 1992, amended in April 1999, and terminated in March 2000, such that no further options could be granted thereunder, however previously granted and unexercised options remain outstanding and governed by the terms of the 1992 Plan. The 1992 Plan provides for the issuance of up to 1,253,177 shares of common stock to directors, employees, and consultants upon the exercise of options outstanding under the 1992 Plan as of December 31, 2001.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s 2000 Stock Option Plan (the “2000 Plan”) was adopted in March 2000, amended in July 2000, and provides for the issuance of options to purchase common stock to directors, employees, and consultants. The 2000 Plan provides for annual reserve increases to the number of authorized shares. During 2001, authorized shares were increased to 8,621,313 shares. Under the 2000 Plan, incentive stock options are granted under the plan at exercise prices not less than fair value and nonstatutory stock options are granted at an exercise price not less than 85% of the fair value on the date of grant, as determined by the closing sales price of the Company’s common stock. Options granted under the 2000 Plan generally have a ten-year term. Options vest and become exercisable as specified in each individual’s option agreement, generally over a four-year period. Subject to approval by the Company’s board of directors, options may be exercised early, however, unvested shares are subject to a repurchase option by the Company upon termination of the individual’s employment or services.

On October 25, 2001, the Company completed a voluntary stock option exchange program for its employees. Under the program, employees had the option to cancel outstanding stock options previously granted with an exercise price of $6.00 per share or greater in exchange for two new nonqualified stock options to be granted on two separate dates. Approximately 2,988,607 options were cancelled and 896,584 options were reissued with an option price of $0.85. These options vest monthly over a one-year period and have an 18-month contractual life. The Company expects to grant options to active employees who participated in the program at the then fair market value after April 25, 2002.

Non-Employee Directors’ Stock Option Plan

As of October 2000, the Company established the Endwave 2000 Non-Employee Directors’ Stock Option Plan. The plan provides for nonstatutory stock option grants to non-employee directors, consisting of an initial grant of 40,000 shares when an individual first becomes a non-employee director of the Company, and annual automatic grants of 10,000 shares (which will be reduced pro-rata if an individual did not serve as a director for the full year of the preceding fiscal year). Options granted under the plan to non-employee directors must be granted at fair market value on the date of grant, provide for monthly vesting over a four-year period and have a ten-year term. The Company granted 97,500 and 80,000 options under the Director Plan during the years ended December 31, 2001 and 2000, respectively. The total number of shares authorized for this plan is 600,000.

A summary of all stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1999	—	—
Options assumed in conjunction with the acquisition of Endgate	1,507,355	$1.84
Options granted	3,601,515	7.38
Options exercised	(55,320)	1.50
Options cancelled	(113,714)	5.31

Outstanding at December 31, 2000	4,939,836	5.80

Options granted	3,616,359	2.06
Options exercised	(47,192)	1.21
Options cancelled	(4,233,627)	5.96

Outstanding at December 31, 2001	4,275,376	2.54

Exercisable at December 31, 2001	1,744,823	$3.09

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options:

Options Outstanding at December 31, 2001				Options Exercisable at December 31, 2001
Exercise Price Per Share	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$0.40–$ 1.20	2,008,370	$1.02	4.13	864,148	$1.13
$1.21–$ 2.94	1,665,759	$2.63	8.30	424,747	$2.56
$2.95–$14.25	601,247	$7.33	5.69	455,928	$7.32

Total	4,275,376	$2.54	5.98	1,744,823	$3.09

The weighted average fair value for options granted during 2001 was $1.85 per share. The weighted average fair value for options granted during 2000 was $13.91 per share and $12.57 per share for options that the grant date fair value equaled and exceeded the exercise price, respectively. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2001	2000
Risk-free interest rate	4.50%	4.75%
Dividend yield	0.0%	0.0%
Volatility	1.17	1.93
Weighted average expected life	7 years	7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except for net loss per share):

	Year ended December 31,
	2001	2000
Net loss applicable to common stockholders, as reported	$(156.7)	$(57.5)
Net loss applicable to common stockholders, pro forma	$(169.7)	$(66.9)
Basic and diluted net loss per share, as reported	$(4.48)	$(5.94)
Basic and diluted net loss per share, pro forma	$(4.85)	$(6.69)

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred Stock Compensation

In 2001, as a result of the cancellation and reissuance of certain options to employees, the reissued options are considered variable awards and resulted in additional deferred compensation based upon the intrinsic value of approximately $274,000 of which approximately $127,000 was amortized to expense through December 31, 2001. In addition, the Company granted 100,000 options to consultants that had a fair value of approximately $99,000 of which approximately $61,000 was amortized to expense through December 31, 2001.

In connection with the deferred compensation totaling approximately $20,218,000 related to the grant of stock options to employees prior to the initial public offering, the Company amortized approximately $6,336,000 and $6,175,000 to expense in 2001 and 2000, respectively. In addition, the Company recorded approximately $2,376,000 as a reduction in deferred compensation and additional paid in capital related to the forfeiture of unvested shares for terminated employees.

13.    Leases and Commitments

The Company leases its office, manufacturing and design facilities in Sunnyvale, California and Torrance, California under non-cancelable lease agreements, which expire in various periods through March 2006. The Company also leases certain equipment under leasing arrangements. These operating leases will expire in various periods through 2006. These leases can be renewed for periods ranging from one to two years. Expenses under operating leases were approximately $1.4 million and $2.8 million for December 31, 2001 and 2000, respectively. There were no operating leases in 1999. The Company also leased certain equipment and computers under capital leases expiring in various periods through 2004.

Future annual minimum lease payments under non-cancelable operating and capital leases with initial terms of one year or more as of December 31, 2001 are as follows (in thousands):

Years ending December 31,	Operating Leases	Capital Leases
2002	$1,956	$3,172
2003	1,990	2,751
2004	1,454	299
2005	1,488	—
2006	735	—
Thereafter	—

Total minimum payments required	$7,623	6,222

Less: amount representing interest		(628)

Present value of future minimum lease payments		5,594
Less: current portion		(2,712)

Long-term portion		$2,882

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment includes the following amounts under capital at December 31 (in thousands).

	2001	2000
Test equipment	$7,507	$7,412
Computers	537	766
Manufacturing equipment	1,176	1,167

	9,220	9,345
Less accumulated amortization	(4,645)	(1,810)

Total	$4,575	$7,535

The Company has a supply agreement and a technology services agreement with TRW’s Space and Electronics Group to supply and test various products, as well as to provide engineering support.

14.    Related Party Transactions

Advances From TRW Inc.

Prior to the merger, TRW Milliwave participated in TRW’s cash management system, under which TRW withdrew the Company’s cash receipts and provided for any cash disbursements that had cleared the bank on a daily basis. The net funds advanced by TRW under this arrangement were used by TRW Milliwave to fund operations of the Company. The cumulative net funds advanced to TRW Milliwave were recorded as advances from TRW Inc. This balance has been included as a component of shareholders’ equity as it was not the original intention of TRW Milliwave or TRW to settle such balances in cash. At December 31 2001 and 2000, there was no outstanding cash due to TRW related to this arrangement.

General and Administrative Expenses Allocated from TRW, Inc.

Prior to the merger, TRW Inc. and TRW Space and Electronics Group incurred general and administrative expenses that related to various TRW operating units that were allocated to the operating units. Such expenses recorded by TRW Milliwave totaled approximately $310,000, and $500,000 for the years ended December 31, 2000, and 1999, respectively (none in 2001). The costs related primarily to compensation and fringe benefits, legal and accounting expenses and other general and administrative costs. Management believes that all costs incurred by TRW Inc. and its affiliates relating to the operations of the Company have been appropriately allocated and reflected in the accompanying financial statements.

Purchases from TRW, Inc

TRW Space and Electronics Group is a major supplier of gallium arsenide, which is a key component to the Company’s products. The Company has a long-term agreement with TRW Inc. which specifies volume and price commitments. Under this supply agreement the Company has paid TRW, Inc. $11.6 million and$11.7 million for 2001 and 2000, respectively (none in 1999).

15.    Income Taxes

Prior to the merger, the Company was included in the consolidated income tax returns of TRW Inc. and its affiliates. The Company’s portion of income tax accounts was included in the Company’s financial statements. When current tax losses were realized by TRW Milliwave Inc., TRW and/or its affiliates were able to utilize the resulting tax benefits to offset their taxable income. Accordingly, when such benefits were utilized by TRW or its affiliates, TRW Milliwave recorded the income tax benefit, with an offsetting entry to accounts receivable from

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

affiliates. Endgate was the surviving company in the merger for income tax purposes, and accordingly, its net operating losses carried over into Endwave.

As of December 31, 2001, the Company had a federal net operating loss carryforward of approximately $131.9 million. The Company also had federal research and development tax credit carryforwards of approximately $1.3 million. These net operating loss and credit carryforwards will expire at various dates beginning in 2007 through 2021, if not utilized.

Utilization of the net operating loss and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows at December 31 (in thousands):

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$48,100	$27,400
Research credit	2,400	1,800
Capitalized research and development	2,500	2,500
Other	5,700	3,000

Total deferred tax assets	58,700	34,700
Valuation allowance for deferred tax asset	(58,700)	(26,600)

Deferred tax assets, net	—	8,100
Deferred tax liabilities:
Intangibles assets	—	(8,100)

Net deferred tax asset (liabilities)	$—	$—

Realization of deferred taxes assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $32.1 million, $26.6 million and $0 during 2001, 2000 and 1999, respectively.

Significant components income tax benefit (provision) is as follows for the year ended December 31 (in thousands):

	2001	2000	1999
Current:
Federal	$—	$267	$1,350
State	—	33	199

Total current		300	1,549

Deferred:
Federal	—	300	(902)
State	—	27	(129)

Total deferred	—	327	(1,031)

	$—	$627	$518

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The reconciliation of income tax at the U.S. federal statutory rate to income tax benefit is as follows for the year ended December 31:

	2001	2000	1999
Income tax benefit at statutory rate	(35)%	(35)%	(35)%
State, net of federal effect	(6)	(6)	(5)
Nondeductible goodwill	19	7	19
Change in valuation allowance	20	23	—
Nondeductible deferred compensation	2	4	—
In process research and development	—	7	—
Other	—	(1)	4

	—%	(1)%	(17)%

16.    401(k) Plan

Substantially all regular employees of the company meeting certain service requirements, are eligible to participate in the Company’s 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. The Company may match contributions based upon a percentage of employee contributions up to a maximum of 6% of employee compensation. Prior to the merger, the Company participated in TRW’s contributory stock ownership and savings plan for which a majority of its employees were eligible as defined in the plan. TRW Milliwave matched employee contributions subject to plan limitations. Company contributions under these plans for 2001, 2000, and 1999 were $467,000, $391,000, and $59,000 respectively.

17.    Merger between Endgate and TRW Milliwave

As consideration for the merger between TRW Milliwave and Endgate Corporation, the Company issued shares of its Series T-1 preferred stock to TRW. The merger was accounted for using the purchase method of accounting. The aggregate purchase price of $139.9 million was allocated to the assets and liabilities acquired based on their fair values as follows (in thousands):

Amount
Tangible net assets	$24,377
In-process research and development	11,700
Purchased technology	16,100
Customer list	2,600
Acquired workforce	4,900
Goodwill	80,218

$139,895

In determining the total consideration as well as the allocation of the purchase price including the amount of in-process research and development, TRW considered as part of their analysis an appraisal prepared for TRW’s Space and Electronics Group by American Appraisal Associates, Inc., an independent appraisal firm that used established valuation techniques appropriate for the high technology industry. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility has not been established and no future alternative uses existed. A non-recurring charge of $11.7 million for purchased in-process research and development arising from the acquisition has been reflected in the statement of operations of Endwave in the year ended December 31, 2000.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Unaudited pro forma financial information

The following unaudited pro forma financial information combines the historical statements of operations for the years ended December 31, 2000 and 1999, and gives effect to the merger, including the amortization of goodwill and intangible assets. Pro forma financial information for the year ended December 31, 2001, has not been presented as the Company reported combined operations for the full year. During 2000, the aggregate purchase price allocated to purchased in-process research and development has been excluded, as it is a non- recurring item. Pro forma basic and diluted net loss per share has been adjusted to reflect the actual common shares issued and the equivalent number of shares issued to complete the merger on an as if converted basis. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future periods (in thousands):

	Year Ended December 31,
	2000	1999
Net revenues	$44,359	$15,047
Cost and expenses:
Cost of products revenues	57,318	18,499
Research and development	12,563	10,925
Selling, general and administrative	9,052	5,186
Amortization of goodwill and other intangible assets	19,257	19,208
Amortization of deferred stock compensation	6,656	710

Total costs and expenses	104,846	54,528

Loss from operations	(60,487)	(39,481)
Other, net	898	(585)

Net loss	$(59,589)	(40,066)

Net loss per share—basic and diluted	$(2.22)	$(2.18)

18.    Purchase Acquisitions

On April 24, 2001 we completed the acquisition of certain assets from Tyco Electronics related to their M/A-Com broadband wireless business. The Company intends to use the acquired net assets to expand the Company’s customer base and product offerings. The acquisition was accounted for using the purchase method of accounting. The total consideration paid by the Company in the acquisition, $4.0 million in cash and the issuance of 916,423 shares of the Company’s common stock, valued at $2.0 million, liabilities assumed of approximately $2.7 million and acquisition expenses of approximately $0.7 million was allocated to the fair market value of the assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$3,607
Inventory	2,244
Property, plant and equipment	1,576
Goodwill	2,040

$9,467

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The amount allocated to goodwill was amortized on a straight-line basis over an 8-month period. Amortization expense of $2.0 million was recorded for the year ended December 31, 2001.

The results of operations of M/A Com’s broadband wireless business have been included in the results of the Company from the date of acquisition Pro forma results of operations have not been presented, as the effects of the acquisition were not material to the Company’s financial position, results of operations or cash flows for the periods presented.

19.    In Process Research and Development

As of March 31, 2000, Endgate had the following significant in process research and development (“IPR&D”) efforts under way:

•
“Flip-Chip” Technology—Development projects aimed at designing and producing a commercially viable gallium arsenide circuit and improving the manufacturing efficiency of Endgate’s proprietary “flip-chip” die attach technology. The development efforts were estimated to be 50% complete, had a fair value of $7.6 million as of March 31, 2000 and is substantially completed as of December 2001. However, the Company is currently exploring alternative uses for this technology.

•
Antennas—Development projects to enable the Company to produce appropriate antennas for various markets uses and needs for varying frequencies and sizes. The development efforts were estimated to be 75% complete and had a fair value of $2.7 million as of March 31, 2000. The antenna activity was divested to Gabriel Electronics in December 2001.

20.    Subsequent Events (unaudited)

As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, on February 28, 2002, the Company announced a restructuring plan, designed to reduce operating expenses in order to align resources with long-term growth opportunities. This plan includes workforce reductions, consolidation of excess facilities, and potentially charges related to excess property and equipment. It is expected to result in the reduction of approximately 100 positions across manufacturing, engineering and selling, general and administration.

Costs associated with this plan are anticipated to be in the range of $3.0 million to $5.0 million for retention and severance payments, professional fees and lease losses, equipment and inventory reserves, and are expected to be substantially paid within the year ending December 31, 2002.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

21.    Quarterly Financial Information (unaudited)

In 2000, the quarterly financial results subsequent to March 2000 give effect to this merger while the periods presented prior reflect only TRW Milliwave. (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2001:
Net revenues	$12,533	$7,797	$6,426	$7,369
Cost of revenues (1, 4)	26,817	2,157	12,367	7,756
Net loss—as previously reported in Form 10-Q (2)	(119,601)	(15,303)	(14,678)
Basic and diluted net loss per share—as previously reported in Form 10-Q	(3.50)	(0.44)	(0.42)
Net loss—restated (5)	(119,457)	(14,898)	(14,293)	(8,098)
Basic and diluted net loss per share—restated	(3.50)	(0.43)	(0.40)	(0.23)
2000:
Net revenues	$4,191	$11,293	$12,490	$13,259
Cost of revenues (4)	4,465	14,963	16,583	18,495
Net loss (3)	(2,005)	(25,396)	(15,420)	(16,720)
Basic and diluted net loss per share	—	(39.28)	(22.99)	(0.60)

(1)
Cost of product revenues for the first and fourth quarter of 2001 includes a charge of $9.4 million and a benefit of $2.6 million, respectively, for inventory write offs and recoveries related to the Company’s decision to exit the point-to-multipoint market.

(2)
The net loss for the first quarter of 2001 includes a $90.4 million charge for the impairment of long-lived assets. The net loss for the first, second, third and fourth quarter of 2001 include restructuring charges of $3.7 million, $2.2 million, $868,000 and $77,000, respectively.

(3)	The net loss for the second quarter of 2000 includes an $11.7 million charge for in-process research and development.
(4)	Cost of revenues has been revised from the amount presented in the Company’s Form 10-Qs to include the amortization of deferred stock compensation that is allocable to this line item.
(5)
The net loss for the first, second and third quarters of 2001 has been revised from the amount presented in the Company’s Form 10-Q for each of the quarters to reflect the reduction in amortization of deferred stock compensation totaling $144,000, $405,000 and $385,000, respectively. During the preparation of its Form 10-K for the year ended December 31, 2001, the Company corrected an error and reduced stock compensation expense for previously recognized compensation expense related to forfeited unvested options.

The following table presents the amortization of deferred stock compensation and stockholders’ equity as it was previously reported in the Company’s Form 10-Qs for the first, second and third quarters of 2001 and as restated (in thousands):

	First	Second	Third
Amortization of deferred stock compensation—as previously reported	$2,633	$2,333	$1,241
Amortization of deferred stock compensation—restated	$2,489	$1,928	$856
As previously reported:
Stockholders’ equity:
Common stock	$34	$35	$35
Additional paid-in capital	304,121	305,741	305,493
Deferred stock compensation	(11,410)	(8,359)	(6,855)
Accumulated deficit	(185,034)	(200,337)	(215,015)

Total stockholders’ equity	$107,711	$97,080	$83,658

Restated:
Stockholders’ equity:
Common stock	$34	$35	$35
Additional paid-in capital	303,683	305,493	304,929
Deferred stock compensation	(11,116)	(8,516)	(6,676)
Accumulated deficit	(184,890)	(199,932)	(214,630)

Total stockholders’ equity	$107,711	$97,080	$83,658

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Certain information with respect to our executive officers is set forth in Part I of this report. Additional information required by this Item relating to our directors is incorporated herein by reference to the section entitled “Proposal 1: Election of Directors” contained in our definitive Proxy Statement pertaining to our 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the “Definitive Proxy Statement”). Additional information with respect to compliance by officers and directors with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Definitive Proxy Statement.

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation” of the Definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Definitive Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the sections captioned “Certain Transactions” and “Executive Compensation” contained in the Definitive Proxy Statement.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Financial Statements and Schedules.

(1)	The following financial statements are included in Item 8:

Report of Ernst & Young LLP, Independent Auditors

Balance Sheets as of December 31, 2001 and 2000

Statements of Operations for the years ended December 31, 2001, 2000, and 1999

Statement of Stockholders’ Equity for the years ended December 31, 2001, 2000, and 1999

Statements of Cash Flows for years ended December 31, 2000, 1999, and 1998

Notes to Financial Statements.

(2)	The following financial statement schedule is included in item 14(d):

Schedule II—Valuation and Qualifying Accounts

All other schedules not listed above have been omitted because they are inapplicable or are not required.

(b)	Reports on Form 8-K.

The Company filed no reports on Form 8-K during the three months ended December 31, 2001.

(c)	Exhibits.

Exhibit Number	Description
2.1***	Asset Purchase Agreement by and among M/A-Com Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated as of April 24, 2001.

3.1*	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2*	Amended and Restated Bylaws to be effective upon completion of this offering.

4.1*	Form of specimen Common Stock Certificate.

4.2*	Investors’ Rights Agreement dated March 31, 2000 by and among the Registrant and certain investors named therein.

4.3*	Warrant to Purchase Stock dated March 16, 1998, issued by the Registrant to Silicon Valley Bank for the purchase of shares of the Registrant’s Series E Preferred Stock.

4.4***	Registration Rights Agreement by and between M/A-Com Tech, Inc. and the Registrant dated as of April 24, 2001.

10.1*	Form of Indemnity Agreement entered into by Endwave with each of its directors and officers.

10.2*	1992 Stock Option Plan.

10.3*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5*	Amended and Restated 2000 Equity Incentive Plan.

10.6*	Form of Stock Option Agreement under 2000 Equity Incentive Plan.

10.7*	2000 Employee Stock Purchase Plan.

Exhibit Number	Description

10.8*	Form of 2000 Employee Stock Purchase Plan Offering.

10.9*	2000 Non-Employee Director Plan.

10.10*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.11*	Officer Retention Plan.
10.12	Industrial Lease by and between The Irvine Company and the Registrant dated July 2, 2001

10.18*
Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999. See Note 2

10.20*	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.

10.21*	Supply Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.

10.22*	Master Loan and Security Agreement by and between FINOVA Capital Corporation and the Registrant dated July 20, 1999.

10.23*	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.24**	Purchase Agreement No. 1201000 made and entered into by and between Nokia Networks Oy and Endwave Corporation on November 7, 2000.

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of Attorney. Reference is made to page 64.

25.1****	S-3 Registration Statement by Endwave, dated December 21, 2001.

26.1****	Amended Statement of Beneficial Ownerships dated January 28, 2002.

*	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302).

**	Previously filed with the Registrant’s Quarterly Report on Form 10-Q filed November 30, 2000.

***	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on May 8, 2001.

****	Previously filed.

(d)	Financial Statement Schedule

ENDWAVE CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts:

	Balances at Beginning of Period	Additions Charged to Costs and Expenses	Balances Acquired in Connection with the Merger	Deductions and Write-offs	Balances at End of Period
Year ended December 31, 2001	$248	$502	$—	$(72)	$678

Year ended December 31, 2000	$81	$283	$12	$(128)	$248

Year ended December 31, 1999	$816	$322	$—	$(1,057)	$81

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION
Date March 28, 2002

	By:	/s/ JULIANNE M. BIAGINI
Julianne M. Biagini Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Know By All These Persons Present, that each person whose signature appears below constitutes and appoints each of Julianne M. Biagini and Edward A. Keible, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ EDWARD A. KEIBLE Edward A. Keible	Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2002

/s/ JULIANNE M. BIAGINI Julianne M. Biagini	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002

/s/ ESFANDIAR LOHRASBPOUR Esfandiar Lohrasbpour	Director	March 28, 2002

/s/ ROBERT PAVEY Robert Pavey	Director	March 28, 2002

/s/ EDWARD C.V. WINN Edward C.V. Winn	Director	March 27, 2002

/s/ CAROL HEROD SHARER Carol Herod Sharer	Director	March 24, 2002

Randolph Blotky	Director