Form 10-Q
period 2002-03-31
ENDWAVE CORP
filed 2002-05-15
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

000-31635
(Commission file number)

ENDWAVE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4333817
(State of incorporation)	(I.R.S. Employer Identification No.)

990 Almanor Avenue, Sunnyvale, CA	94085
(Address of principal executive offices)	( Zip code)

(408) 522-3100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2001 was 35,621,649 shares.

ENDWAVE CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Stateme nts

ENDWAVE CORPORATION

CONDENSE D BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$12,756	$21,303
Short-term investments	36,970	35,860
Accounts receivable, net	1,097	2,794
Inventories	16,730	17,166
Other current assets	288	413

Total current assets	67,841	77,536
Property, plant and equipment, net	17,255	20,366
Other assets, net	270	1,135

	$85,366	$99,037

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$713	$2,807
Accounts payable to related parties	1,850	3,076
Accrued liabilities	8,540	8,817
Capital lease obligations, current	2,799	2,712
Other current liabilities	2,115	655

Total current liabilities	16,017	18,067
Capital lease obligations, less current portion	2,126	2,882
Other long-term liabilities	444	959
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 50,000,000 shares authorized, 35,621,649 and 35,617,507 issued and outstanding, respectively	36	36
Additional paid-in capital	304,793	304,788
Deferred stock compensation	(4,371)	(5,516)
Accumulated deficit	(233,625)	(222,179)
Treasury stock, at cost, 68,500 shares held at March 31, 2002	(54)	—

Total stockholders’ equity	66,779	77,129

	$85,366	$99,037

(1)	Derived from the Company’s audited financial statements as of December 31, 2001

See accompanying notes.

ENDWAVE CORPORATION

CONDENSED STA TEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
		(As restated)
Revenues:
Product revenues ($459 and $715 from related parties, respectively)	$4,378	$12,454
Development fees	—	79

Total revenues	4,378	12,533

Costs and expenses:
Cost of product revenues ($131 and $1,041 from related parties, respectively)	6,535	26,017
Research and development	3,143	2,688
Selling, general and administrative	2,176	2,980
Impairment of long-lived assets	—	90,411
Restructuring charge	3,036	3,715
Amortization of goodwill and other intangible assets	—	4,881
Amortization of deferred stock compensation	1,145	2,489

Total costs and expenses	16,035	133,181

Loss from operations	(11,657)	(120,648)
Other income, net	211	1,191

Net loss	$(11,446)	$(119,457)

Basic and diluted net loss per share	$(0.32)	$(3.50)

Shares used in computing of basic and diluted net loss per share	35,620,265	34,150,086

* Amortization of deferred stock compensation:
Cost of product revenues	$347	$800
Research and development	331	657
Selling, general and administrative	467	1,032

	$1,145	2,489

See accompanying notes.

ENDWAVE CORPORATION

CONDENSED S TATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
		(As restated)
Operating activities:
Net loss	$(11,446)	$(119,457)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,250	1,364
Amortization of goodwill and other intangible assets	—	4,881
Amortization of deferred stock compensation	1,145	2,489
Impairment of long-lived assets	—	90,411
Restructuring charge	3,036	3,715
Changes in operating assets and liabilities:
Accounts receivable, net	1,697	97
Inventories	436	7,582
Other assets	812	93
Accounts payable	(2,094)	(1,097)
Accounts payable, related parties	(1,226)	(4,370)
Accrued liabilities	(312)	1,830
Deferred revenues	—	(43)

Net cash used in operating activities	(6,702)	(12,505)

Investing activities:
Purchases of property and equipment	(18)	(1,767)
Proceeds on sale (purchases) of short-term investments	(1,110)	8,835

Net cash provided by (used in) investing activities	(1,128)	7,068

Financing activities:
Principal payments under capital lease obligations	(668)	(290)
Purchase of treasury stock	(54)	—
Proceeds from exercises of stock options	5	49

Net cash used in financing activities	(717)	(241)

Net decrease in cash and cash equivalents	(8,547)	(5,678)
Cash and cash equivalents at beginning of period	21,303	74,061

Cash and cash equivalents at end of period	$12,756	$68,383

Supplemental cash flow information:
Cash paid for interest	$146	$115

Supplemental non-cash investing and financing activity:
Property and equipment acquired under capital leases	$—	$100

See accompanying notes.

ENDWAVE CORPORATION

NOTES TO COND ENSED FINANCIAL STATEMENTS
(unaudited)

1.    Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The operating results for the three months ended March 31, 2001 has been restated from the amount previously presented in the Company’s Form 10-Q to reflect the reduction in amortization of deferred stock compensation totaling $144,000 to a restated amount of $2,489,000. During the preparation of its Form 10-K for the year ended December 31, 2001, the Company corrected an error and reduced stock compensation expense for previously recognized compensation expense related to forfeited unvested options. The net loss and loss per share as they were previously reported in the Company’s Form 10Q for the first quarter of 2001 were $(119.6) million and $(3.50) respectively, and as restated were $(119.5) million and $ (3.50) respectively.

The following table presents the amortization of deferred stock compensation, net loss and net loss per share as it was previously reported in the Company’s Form 10-Q for the first quarter of 2001, and as restated (in thousands except per share data)

	As previously reported	Restated
Amortization of deferred stock compensation	$2,633	$2,489
Net loss	($119,601)	($119,457)
Net loss per share	($3.50)	($3.50)

2.    Accounting for the Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of,” the Company recorded write-downs on long-lived assets used in operations when events and circumstances indicated that the assets might be impaired and the net undiscounted cash flows estimated to be generated by those assets were less than their carrying amounts. In those circumstances, the amount of the write down was determined based on the difference between the fair value and the carrying value of the underlying assets.

The Company reviewed long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset exceeded the fair value of the asset. During the three months ended March 31, 2001, the Company determined that impairment indicators were present and therefore evaluated the carrying value of the goodwill and other intangible assets related to the March 2000 merger of TRW Milliwave and Endgate. The evaluation was based on a cash flow forecast for five years ending March 31, 2006, and discounted at the rate of 14%, which represented our weighted average cost of capital. As a result of the evaluation, the Company concluded that unamortized goodwill and other intangible assets of $90.4 million was impaired and accordingly, this amount was charged to operations in the three months ended March 31, 2001.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “ Reporting the Results of Operations.” This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

The Company adopted SFAS No. 144 on January 1, 2002. There were no material impacts to the Company’s financial position or results of operations as a result of this operation.

3.    Restructuring Charge

As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, on February 28, 2002, we announced a restructuring plan, designed to reduce operating expenses in order to align resources with long-term growth opportunities. This plan included the reduction of 107 positions, consolidation of excess facilities and charges related to excess property and equipment. As a result, we recorded a restructuring charge of $3.5 million in the three months ended March 31, 2002, the components of which were $1.1 million for severance payments, $310,000 for lease cancellations and $2.1 million for excess equipment, offset by $490,000 resulting from settlement of lease obligations. During the first quarter of 2002, the Company settled its obligation for vacated leased space in Sunnyvale, California. The settlement required a cash payment of $651,000. The settlement resulted in a reduction to the restructuring expense totaling $490,000. The Company expects the restructuring activities will be completed by the end of fiscal 2002.

Following is a summary of activity in the restructuring reserve:

	Severance benefits	Lease cancellations and other exit costs
Balance at December 31, 2001	$—	$1,141
Settlement of contractual obligations
Payments	—	(651)
Adjustment	—	(490)
2002 restructuring reserve	1,159	310
Payment	(11)	—

Balance at March 31, 2002	1,148	310

Current	$1,148	$74
Noncurrent	—	236

	$1,148	$310

4.    Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and are comprised of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$11,516	$11,747
Work in process	2,027	1,459
Finished goods	3,187	3,960

	$16,730	$17,166

5.    Property, plant and equipment

Property, plant and equipment consists of the following (in thousands):

	March 31, 2002	December 31, 2001
Land	$391	$391
Building	3,881	3,903
Software	1,030	1,170
Leasehold improvements	180	158
Machinery and equipment	22,227	24,393

	27,709	30,015
Less accumulated depreciation and amortization (including amortization of assets held under capital lease)	(10,454)	(9,649)

Property, plant and equipment, net	$17,255	$20,366

6.    Net Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

Common equivalent shares from the assumed exercise of stock options, warrants and convertible securities have been excluded from the net loss per share calculations as their effect would be anti-dilutive due to the Company’s reported net loss.

7.    Comprehensive Income (Loss)

The Company had no items of other comprehensive income (loss) during the three month periods ended March 31, 2002 and 2001, and accordingly, comprehensive income (loss) is the same as the net loss.

8.    Segment Disclosures

The Company operates in a single segment. The Company’s product sales by location for the three months ended March 31 were as follows (in thousands and as a percentage of net sales):

	Three Months ended March 31,
	2002		2001
United States	$1,420	32.4%	$4,103	32.9%
Finland	2,854	65.2%	7,444	59.8%
Other	104	2.4%	906	7.3%

Total	$4,378	100.0%	$12,453	100.0%

For the three months ended March 31, 2002, Nokia and Lockheed Martin accounted for 65% and 12% of total sales listed above, respectively. Nokia, located in Finland, was the only customer in Finland in 2002 and 2001.

9.    Subsequent Events

On April 26, 2002, upon completion of the stock option exchange offer, the Company issued 1,972,918 options with an option price of $0.80 to active employees who participated in the program. The new options will vest over three years, with 25% of the options vesting on the date of grant and the remaining 75% vesting quarterly thereafter subject to forfeiture in the event the employee leaves the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read together with our financial statements, notes to those financial statements included elsewhere in this Form 10-Q, as well as the information contained under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2001.

The rapid and severe downturn for the United States economy and the telecommunications industry, beginning in late 2000, has reduced the demand for our customers’ products and by extension our products. In addition to the weak domestic economic environment, the worldwide telecommunications market is experiencing reduced demand. This decreased demand has led to fluctuating order forecasts from many of our customers. There can be no certainty as to the degree of the severity or duration of this economic downturn or the decline in the telecommunications industry. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Canada, Europe, Asia and other countries and geographic regions. As recent as the first quarter of 2002, order demand from our largest customer continued to decline.

We depend, and expect to remain dependent, on a small number of wireless systems integrators and original equipment manufacturers for sales of our products. For the three months ended March 31, 2002, sales attributable to Nokia and Lockheed Martin accounted for 65% and 12%, respectively, of our net sales during the period.

In January 2002, we announced a plan to repurchase up to an aggregate of 3.0 million shares of the company’s common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During March 2002, we repurchased 68,500 shares for approximately $54,000 under this repurchase program.

As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, on February 28, 2002, we announced a restructuring plan, designed to reduce operating expenses in order to align resources with long-term growth opportunities. This plan included the reduction of 107 positions, consolidation of excess facilities and charges related to excess property and equipment. As a result, we recorded a restructuring charge of $3.5 million in the three months ended March 31, 2002, the components of which were $1.1 million for severance payments, $310,000 for lease cancellations and $2.1 million for excess equipment, offset by $490,000 resulting from settlement of lease obligations.

On March 15, 2002, we executed a renewal to our master supply agreement with TRW through December 31, 2005. This renewal expands the company’s access to TRW’s custom wafer processing services, to state-of-the-art gallium arsenide technologies, products operating at lower frequency bands for wireless infrastructure applications, indium phosphide products for advanced applications and guaranteed pricing and purchase commitments.

Critical Accounting Policies.

For a discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Three months ended March 31, 2002 and 2001

Revenues

Product revenues were $4.4 million for the three months ended March 31, 2002, a 65% decrease from $12.5 million for the same period in 2001. This decrease reflects an overall slow-down in the global telecommunications industry. More specifically, there was a decrease in the number of transceiver products sold to Nokia in the three months ended March 31, 2002, and the withdrawal from the point-to-multipoint market by Nortel and Hughes Network Systems in the first half of 2001. We do not foresee any future business with Nortel and Hughes in the near future. Additionally, during the three months ended March 31, 2002, we began the implementation of a consignment inventory model with Nokia which resulted in a one-time stocking transaction which further reduced revenues.

Cost and Expenses

Cost of product revenues.    Cost of product revenues consists primarily of the costs of direct materials and labor utilized to assemble and test our products, costs associated with procurement, production control, quality assurance and manufacturing engineering, costs associated with maintaining our manufacturing facilities and costs associated with warranty returns. Cost of product revenues for the three months ended March 31, 2002 was $6.5 million, a 75% decrease from $26.0 million for the same period in 2001. Cost of product revenues for the first quarter of 2001 included a charge of $9.4 million for excess and obsolete inventory associated with a decline in demand of customers in the point-to-multipoint market in 2001. Excluding the effect of this charge, cost of product revenues for the three months ended March 31, 2002 decreased by 61% from $16.6 million for the first quarter of 2001 to $6.5 million for the three months ended March 31, 2002 and represented 148% of total revenue for the first quarter of 2002, compared to 133% for the same period in 2001.

Research and development expenses.    Research and development expenses for the three months ended March 31, 2002 were $3.1 million, a 15% increase from $2.7 million for the same period in 2001. The increase in expenses was primarily attributable to an increase in product development activities, both for designing custom products for new customers and designing cost-reduced products for existing customers.

Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, facilities and human resources personnel, professional fees, and promotional activities. Selling, general and administrative expenses for the three months ended March 31, 2002 were $2.2 million, a 27% decrease from $3.0 million for the same period in 2001. This decrease was primarily attributable to the Company’s restructuring activities and controlled discretionary spending.

Impairment of long-lived assets.    There were no impairment charges taken in the three months ended March 31, 2002. During the three months ended March 31, 2001, we evaluated the carrying value of the goodwill and other intangible assets acquired in business combinations that were recorded using the purchase method of accounting. As a result, we determined that the unamortized goodwill and other intangible assets remaining of $90.4 million were impaired and this same amount was charged to operations in the three months ended March 31, 2001.

Restructuring charge.    As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, on February 28, 2002, we announced a restructuring plan, designed to reduce operating expenses in order to align resources with long-term growth opportunities. This plan included the reduction of 107 positions, consolidation of excess facilities and charges related to excess property and equipment. As a result, we recorded a restructuring charge of $3.5 million in the three months ended March 31, 2002, the components of which were $1.1 million for severance payments and $310,000 for lease cancellations and $2.1 million for excess equipment offset by $490,000 resulting from settlement of lease obligations. We expect the restructuring activities will be completed by the end of fiscal 2002.

As of result of a restructuring plan related to the Company’s transition of all manufacturing activities from its Sunnyvale, California facility to its Diamond Springs, California facility in 2001, we recorded a restructuring charge for the three months ended March 31, 2001 of $3.7 million.

Amortization of intangible assets.    The March 2000 merger between TRW Milliwave and Endgate was recorded using the purchase method of accounting. In connection with the purchase, we recorded goodwill of $80.2 million and other intangible assets of $23.6 million. Amortization of intangibles for the three months ended March 31, 2001 was $4.8 million. There was no amortization of intangible assets for the three months ended March 31, 2002, as all such amounts have either been impaired or fully amortized.

Amortization of deferred stock compensation.    Deferred stock compensation charges consist of charges related to the difference between deemed fair market values on the date of employee option grants and the option price. Amortization of deferred stock compensation for the three months ended March 30, 2002 was $1.1 million and $2.5 million for the same period in 2001. The decrease is primarily due to using an accelerated method to amortize deferred stock compensation that results in higher expense in earlier periods and as a result of the cancellation of options of terminated employees.

Other income, net

Net interest income consists primarily of interest income earned on our cash, cash equivalents and short-term investments offset by interest expense on capital equipment leases. Interest income, net for the three months ended March 31, 2002 was $340,000, a 77% decrease from $1.3 million for the same period in 2001. The decrease in interest income was primarily attributable to lower interest rates and lower average invested cash balances and lower yields on interest-bearing investments during the first quarter of 2002. Interest expense represented interest on capital leases. Interest expense increased from $115,000 for the first quarter of 2001 to $146,000 for the first quarter of 2002 as a result of an increased number of capital equipment leases.

Liquidity and Capital Resources

Our principal source of liquidity as of March 31, 2002, consisted of approximately $49.7 million in cash, cash equivalents and short-term investments. In the three months ended March 31, 2002, we used $6.7 million from operating activities, as compared to $12.5 million for the same period in 2001. The decrease in the use of operating cash was primarily due to a decreased operating loss.

Investing activities used $1.1 million in the three months ended March 31, 2002, as compared to providing $7.1 million in the same period in 2001. Investing activities in the three months ended March 31, 2002 included purchases of short-term investments for $1.1 million compared to proceeds on sales of short-term investments of $8.8 million in March 31, 2001. Capital expenditure of $18,000 for the three months ended March 31, 2002, consisted of purchases of manufacturing equipment. Capital expenditures of $1.8 million for the three months ended March 31, 2001, consisted primarily of purchases of computer, leasehold improvements and manufacturing equipment.

Financing activities in the three months ended March 31, 2002, used $717,000 of cash, as compared to $241,000 in cash in the same period in 2001. The net cash used in financing activities for the three months ended March 31, 2002, consisted primarily of payments under capital lease obligations of $668,000 and the repurchase of 68,500 shares of the Company’s common stock for $54,000, offset by $5,000 in proceeds from the exercise of employee stock options. Financing activities in the three months ended March 31, 2001, included $49,000 in proceeds from the exercise of employee stock options and payments under capital lease obligations of $290,000.

We believe that our existing cash and investment balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us.

We have refinanced a portion of our capital equipment leases to take advantage of the current low interest rate environment. The expected savings resulting from this refinancing is approximately $100,000 per annum for the next year.

Item 3.    Qualitative a nd Quantitative Disclosures about Market Risk

We believe that there have been no material changes in the reported market risks faced by the Company since those discussed in the Company’s Form 10-K for the fiscal year ended December 31, 2001, under the heading corresponding to that set forth above. Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as the Company’s investments in cash equivalents include investment grade commercial paper and government securities. We place our investments with high-quality issuers and attempt to limit when possible the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we do not believe we are subject to any material market risk exposure. We do not have any material equity investments or foreign currency or other derivative financial instruments.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

10.25†	Contract change Notice/Amendment No.1 to TRW Inc./ ENDWAVE Corporation Supply Agreement, dated March 15, 2002

† Confidential	treatment has been requested for portions of this exhibit.

(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the three months ended March 31, 2002.

SIGNA TURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: May 15, 2002	By:	/s/ JULIANNE M. BIAGINI
Julianne M. Biagini Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index To Exhibits

Exhibit Number

10.25†	Contract change Notice/Amendment No.1 to TRW Inc./ ENDWAVE Corporate Supply Agreement, dated March 15, 2002.

† Confidential	treatment has been requested for portions of this exhibit.