Form 10-Q
period 2002-06-30
ENDWAVE CORP
filed 2002-08-14
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2002 was 8,944,981 shares.

ENDWAVE CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ENDWAVE CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2002	December 31, 2001
ASSETS	(unaudited)	(1)
	(In thousands, except share amounts)
Current assets:
Cash and cash equivalents	$12,808	$21,303
Short-term investments	29,571	35,860
Accounts receivable, net	3,660	2,794
Inventories	15,750	17,166
Other current assets	542	413

Total current assets	62,331	77,536
Property, plant and equipment, net	14,243	20,366
Other assets, net	1,757	1,135

	$78,331	$99,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$565	$2,807
Accounts payable to related parties	2,619	3,076
Accrued liabilities	8,020	8,817
Capital lease obligations, current	2,516	2,712
Other current liabilities	839	655

Total current liabilities	14,559	18,067
Capital lease obligations, less current portion	1,870	2,882
Other long-term liabilities	218	959
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 authorized, 8,944,981 and 8,904,377 issued and outstanding, respectively	9	9
Additional paid-in capital	304,932	304,815
Deferred stock compensation	(3,470)	(5,516)
Accumulated deficit	(239,725)	(222,179)
Treasury stock, at cost, 19,950 shares held at June 30, 2002	(62)	—

Total stockholders’ equity	61,684	77,129

	$78,331	$99,037

(1)	Derived from the Company’s audited financial statements as of December 31, 2001

See accompanying notes.

ENDWAVE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
		(As restated)(1)		(As restated)(1)
	(In thousands, except share and per share amounts)
Revenues:
Product revenues ($147, $543, $606 and $1,259 from related parties, respectively)	$6,245	$7,257	$10,623	$19,711
Development fees	—	540	—	619

Total revenues	6,245	7,797	10,623	20,330

Costs and expenses:
Cost of product revenues ($47, $591, $178 and $1,632 from related parties, respectively)	7,479	11,612	14,014	37,629
Research and development	2,621	3,945	5,764	6,633
Selling, general and administrative	2,524	3,255	4,700	6,235
Impairment of long-lived assets	—	—	—	90,411
Restructuring charge	(3)	2,160	3,033	5,875
Amortization of goodwill and other intangible assets	—	396	—	5,277
Amortization of deferred stock compensation	901	1,928	2,046	4,417

Total costs and expenses	13,522	23,296	29,557	156,477

Loss from operations	(7,277)	(15,499)	(18,934)	(136,147)
Other income, net	1,177	601	1,388	1,792

Net loss	$(6,100)	$(14,898)	$(17,546)	$(134,355)

Basic and diluted net loss per share(1)	$(0.68)	$(1.70)	$(1.97)	$(15.54)

Shares used in computing of basic and diluted net loss per share(1)	8,918,499	8,754,116	8,911,200	8,646,417

*Amortization of deferred stock compensation:
Cost of product revenues	$242	$541	$589	$1,341
Research and development	282	457	613	1,114
Selling, general and administrative	377	930	844	1,962

	$901	$1,928	$2,046	$4,417

(1)	See Note 1

See accompanying notes.

ENDWAVE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2002	2001
		(As restated)
	(In thousands)
Operating activities:
Net loss	$(17,546)	$(134,355)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,428	3,660
Amortization of goodwill and other intangible assets	—	5,277
Amortization of deferred stock compensation	2,046	4,417
Impairment of long-lived assets	—	90,411
Restructuring charge	3,033	5,875
Non-cash charge	—	109
Changes in operating assets and liabilities:
Accounts receivable, net	(866)	5,799
Inventories	1,416	6,298
Other assets	932	(3,001)
Accounts payable	(2,242)	(1,747)
Accounts payable, related parties	(457)	(3,609)
Accrued liabilities	(2,332)	(948)
Deferred revenues	—	(503)

Net cash used in operating activities	(13,588)	(22,317)

Investing activities:
Cash paid for the acquisition of business	—	(4,000)
Purchases of property and equipment	(48)	(2,218)
Proceeds on sale of property and equipment	4	146
Proceeds on sale (purchases) of short-term investments	6,289	(9,294)

Net cash provided by (used in) investing activities	6,245	(15,366)

Financing activities:
Principal payments under capital lease obligations	(1,207)	(1,332)
Purchase of treasury stock	(62)	—
Proceeds from stock issuance	112	339
Proceeds from exercises of stock options	5	49

Net cash used in financing activities	(1,152)	(944)

Net decrease in cash and cash equivalents	(8,495)	(38,627)
Cash and cash equivalents at beginning of period	21,303	74,061

Cash and cash equivalents at end of period	$12,808	$35,434

Supplemental cash flow information:
Cash paid for interest	$164	$392

Supplemental non-cash investing and financing activity:
Property and equipment acquired under capital leases	$—	$538

See accompanying notes.

ENDWAVE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.    Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements of Endwave Corporation (the “Company”) have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

All share and per-share amounts have been restated to reflect the 1 for 4 reverse stock split approved by the Board of Directors on June 26, 2002.

The operating results for the three and six months ended June 30, 2001 have been restated from the amounts previously presented to reflect a reduction in amortization of deferred stock compensation of $405,000 for the three months ended June 30, 2001 and $549,000 for the six months ended June 30, 2001. This reduction in amortization is attributable to the reversal of previously recognized compensation expense from forfeited unvested options, which expense was recorded in error.

The following table presents the amortization of deferred stock compensation and net loss and net loss per share as it was previously reported in the Company’s Form 10-Q for the three and six months ended June 30, 2001, and as restated (in thousands):

	Three months ended June 30, 2001		Six months ended June 30, 2001
	As previously reported	Restated	As previously reported	Restated
Amortization of deferred stock compensation	$ 2,333	$1,928	$ 4,966	$4,417
Net loss	($15,303)	($14,898)	($134,904)	($134,355)
Net loss per share	($ 1.75)	($1.70)	($ 15.60)	($15.54)

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

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds the fair value of the asset. During the first quarter of 2001, the Company determined that impairment indicators were present and therefore evaluated the carrying value of the goodwill and other intangible assets related to the March 2000 merger of TRW Milliwave and Endgate. The evaluation was based on a cash flow forecast for five years ending March 31, 2006, and discounted at the rate of 14%, which represented our weighted average cost of capital. As a result of the evaluation, the Company concluded that unamortized goodwill and other intangible assets of $90.4 million was impaired and accordingly, this amount was charged to operations in the first quarter of 2001.

3.    Impact of Recently Issued Accounting Standards

In June 2001, FASB issued SFAS No. 141 (SFAS 141), “Business Combinations”, SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company adopted SFAS No. 142 on January 1, 2002. The following pro forma information reflects the impact on net loss and net loss per share assuming the adoption of SFAS No. 142 had occurred on January 1, 2001 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001 (Pro forma)	2002	2001 (Pro forma)
Reported net loss	($6,100)	($14,898)	($17,546)	($134,355)
Amortization of goodwill and intangible assets with indefinite lives	—	396	—	5,277

Pro forma net loss	($6,100)	($14,502)	($17,546)	($129,078)

Basic and diluted net loss per share:
Reported net loss	($0.68)	($1.70)	($1.97)	($15.54)
Adjustment related to amortization of goodwill and intangible assets with indefinite lives	—	0.04	—	0.61

Pro forma net loss per share	($0.05)	($1.66)	($0.11)	($14.93)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

The Company adopted SFAS No. 144 on January 1, 2002. There was no material impact on the Company’s financial position or results of operations as a result of this adoption.

In July 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to EITF Issue No. 94-3 that required a liability for an exit cost to be recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

4.    Restructuring Charge

        On January 29, 2001, the Company s Board of Directors approved a restructuring plan related to the transition of all manufacturing activities from the Company s Sunnyvale, California facility to its Diamond Springs, California facility. In connection with the transition, 170 of the Company s employees were terminated, and the Company provided severance payments and benefits to these employees commensurate with their positions. All severance and benefit payments have been completed as of December 31, 2001.

In the first quarter of 2001, the Company recorded restructuring costs of $3.7 million in conjunction with the restructuring plan. These costs related primarily to severance and benefits of $0.4 million and non-cash costs of $3.3 million for impairment of fixed assets. In addition, the Company recognized a $9.4 million charge for excess and obsolete inventory related primarily to inventory for the point to multipoint market that the Company decided to exit. The inventory charge was recorded as a cost of product revenues in the Company s statement of operations.

An additional restructuring charge of $1.5 million primarily related to retention bonuses and benefits and $1.6 million for excess leased facilities in Sunnyvale, California was recognized in the last three quarters of 2001. Also in the fourth quarter, the Company reached an agreement to settle its claims in relation to the inventory it had acquired to fulfill sales orders with one of the Company s point to multipoint customers that was charged off in the first quarter. This settlement resulted in a $2.6 million benefit that was recorded as a reduction to cost of product revenues in the Company s statement of operations.

As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, on February 28, 2002, the Company announced a restructuring plan, designed to reduce operating expenses in order to align resources with long-term growth opportunities. This plan, implemented in the second quarter, included the reduction of 107 positions, consolidation of excess facilities and charges related to excess property and equipment.

During the first quarter of 2002, a restructuring charge of $3.0 million was taken, the components of which were $1.1 million for severance payments, $310,000 for lease cancellations and $2.1 million for excess equipment, offset by $490,000 resulting from settlement of lease obligations. The Company settled its obligation for vacated leased space in Sunnyvale, California.

To date, 105 positions were eliminated and cash payment of $650,000 in severance have been made under the plan. The distribution of the 105 positions that were eliminated were, 65 in Operations, 33 in Engineering and 7 in Sales, General and Administration. In addition, we recorded a recovery of restructuring charges of $3,000 attributable to sales of excess equipment. The Company expects these restructuring activities will be completed by the end of fiscal 2002.

Following is a summary of activity in the restructuring reserve:

	Severance Benefits	Lease Cancellations and other exit costs
Balance at December 31, 2001	$ —	$1,141
Settlement of contractual obligations
Cash payment	—	(651)
Adjustment	—	(490)
2002 restructuring reserve	1,159	310

Cash payment	(11)	—

Balance at March 31, 2002	1,148	310
Cash payment	(650)	(19)

Balance at June 30, 2002	498	291

Current	$498	$74
Noncurrent	—	217

	$498	$291

5.    Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and are comprised of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$11,844	$11,747
Work in process	2,036	1,459
Finished goods	1,870	3,960

	$15,750	$17,166

6.    Property, plant and equipment

Property, plant and equipment consists of the following (in thousands):

	June 30, 2002	December 31, 2001
Land	$391	$391
Building	3,892	3,903
Software	1,050	1,170
Leasehold improvements	180	158
Machinery and equipment	18,199	24,393

	23,712	30,015
Less accumulated depreciation and amortization (including amortization of assets held under capital lease)	(9,469)	(9,649)

Property, plant and equipment, net	$14,243	$20,366

7.    Net Loss Per Share

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

8.    Comprehensive Income (Loss)

The Company had no items of other comprehensive income (loss) during the three and six month ended June 30, 2002 and 2001, and accordingly, comprehensive income (loss) is the same as the net loss.

9.    Segment Disclosures

The Company operates in a single segment. The Company’s product sales by geographic location for the three and six months ended June 30, 2002 and 2001 were as follows (in thousands and as a percentage of net sales):

	Three Months Ended June 30,
	2002		2001
United States	$1,510	24.2%	$2,561	35.3%
Finland	4,625	74.1%	4,163	57.4%
Other	110	1.7%	533	7.3%

Total	$6,245	100.0%	$7,257	100.0%

	Six Months Ended June 30,
	2002		2001
United States	$2,929	27.6%	$6,664	33.8%
Finland	7,480	70.4%	11,607	58.9%
Other	214	2.0%	1,440	7.3%

Total	$10,623	100.0%	$19,711	100.0%

For the three months ended June 30, 2002, Nokia and DMC Stratex accounted for 74% and 12% of total sales listed above, respectively, and for the six months ended June 30, 2002, Nokia accounted for 70% of total sales listed above. Nokia, located in Finland, was the only customer in Finland in 2002 and 2001. No other customer accounted for more than 10% of the Company’s revenues in the aggregate or in the three geographical areas listed above.

10.    Treasury Stock

In January 2002, we announced a plan to repurchase up to an aggregate of 750,000 shares of the company’s common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During the six months ended June 30, 2002, the Company repurchased 19,950 shares of the outstanding common stock for approximately $62,000. Treasury stock is carried at cost in the condensed balance sheets.

11.    Stock Option Exchange Offer

On April 26, 2002, upon completion of the stock option exchange offer, the Company issued 493,323 options with an option price of $3.20 to active employees who participated in the program. The new options will vest over three years, with 25% of the options vesting on the date of grant and the remaining 75% vesting quarterly thereafter, subject to forfeiture in the event the employee leaves the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. The following discussion should be read together with our financial statements and notes to those financial statements included elsewhere in this Form 10-Q. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.

The following discussion should be read together with our financial statements, and notes to those financial statements included elsewhere in this Form 10-Q, as well as the information contained under Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2001.

The rapid and severe downturn for the United States economy and the telecommunications industry beginning in late 2000 has reduced the demand for our customers’ products and by extension our products. In addition to the weak domestic economic environment, the worldwide telecommunications market is experiencing reduced demand. This decreased demand has led to fluctuating order forecasts from many of our customers. There can be no certainty as to the degree of the severity or duration of this economic downturn or the decline in the telecommunications industry. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Canada, Europe, Asia and other countries and geographic regions.

We depend, and expect to remain dependent, on a small number of wireless systems integrators and original equipment manufacturers for sales of our products. For the three months ended June 30, 2002, sales attributable to Nokia and DMC Stratex accounted for 74% and 12%, respectively, of our net sales during the period. For the six months ended June 30, 2002, sales attributable to Nokia accounted for 70% of our net sales during the period.

On June 26, 2002, the Board of Directors approved a 1 for 4 reverse stock split of our common stock. All share numbers have been adjusted to reflect the reverse stock split, for all periods presented.

In January 2002, we announced a plan to repurchase up to an aggregate of 750,000 shares of our stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During the first quarter of 2002, we repurchased 17,125 shares for approximately $54,000 and repurchased 2,825 shares for approximately $7,700 in the second quarter of 2002 under this repurchase program.

In March 2002, we executed a renewal to our master supply agreement with TRW through December 31, 2005. This renewal expands the Company’s access to TRW’s custom wafer processing services, to state-of-the-art gallium arsenide technologies, products operating at lower frequency bands for wireless infrastructure applications, indium phosphide products for advanced applications and guaranteed pricing and purchase commitments.

During the first quarter of 2002, we commenced the implementation of an on-site inventory management location with Nokia. This program provides storage of Endwave products at Nokia’s factory and allows Nokia to draw against this inventory based on their manufacturing needs. Revenue is recognized as Nokia draws the inventory from this stocking location. The inventory program was completed during the second quarter of 2002.

In June, 2002, we announced that we had entered into a contract with Lockheed Martin Missiles and Fire Control Company to design the RF Receiver unit for the Comanche Radar system used in the Boeing RAH-66 Comanche Helicopter. The contract with Lockheed Martin, a primary sub-contractor to The Boeing Company for the Comanche Radar program, calls for us to design the Radar RF Receiver unit, and to manufacture and deliver prototype and evaluation units that will be used in qualification trials within the complete radar system.

Critical Accounting Policies

For a discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Three months ended June 30, 2002 and 2001 and six months ended June 30, 2002 and 2001

Revenues

Product revenues were $6.2 million for the three months ended June 30, 2002, a 15% decrease from $7.3 million for the same period in 2001. Product revenues were $10.6 million for the six months ended June 30, 2002, a 46% decrease from $19.7 million for the same period in 2001. The decrease in product revenues for both the three and six months ended June 30, 2002 primarily reflects the overall slow-down in the global telecommunications industry. More specifically, there was a decrease in the number of transceiver products sold to Nokia and Allgon Microwave for in three and six months ended June 30, 2002 as compared to the same periods in 2001.

Development fees are generated by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Development fees were $540,000 and $619,000 for the three and six months ended June 30, 2001, and no development fees were generated in 2002. The decrease in development fees is attributable to the completion of development of custom-designed products for Hughes Network Systems.

Cost and Expenses

Cost of product revenues.    Cost of product revenues consists primarily of the costs of direct materials and labor utilized to assemble and test our products, costs associated with procurement, production control, quality assurance and manufacturing engineering, costs associated with maintaining our manufacturing facilities and costs associated with warranty returns. Cost of product revenues for the three months ended June 30, 2002 was $7.5 million, a 35% decrease from $11.6 million for the same period in 2001. Cost of product revenues for the six months ended June 30, 2002 was $14.0 million, a 63% decrease from $37.6 million for the same period in 2001. Cost of product revenues for the six months ended June 30, 2001 included a charge of $10.0 million for excess and obsolete inventory associated with a decline in demand of customers in the point-to-multipoint market. Excluding the effect of this charge, cost of product revenues for the six months ended June 30, 2002 decreased by 49% from $27.6 million for the same period in 2001 to $14.0 million. The decrease in cost of product revenues for both the three and six months ended June 30, 2002 correlate to the decrease in product revenues and, associated focused cost reduction efforts. We expect cost of product revenues as a percentage of sales to continue to decrease in the coming quarters as we introduce cost reduced designs into production, and move a significant portion of our manufacturing activities to the facility of our offshore partner.

Research and development expenses.    Research and development expenses for the three months ended June 30, 2002 were $2.6 million, a 33% decrease from $3.9 million for the same period in 2001. Research and development expenses for the six months ended June 30, 2002 were $5.8 million, a decrease of 12% from $6.6 million for the same period in 2001. The decrease for both the three and six months ended June 30, 2002 was primarily attributable to cost reduction efforts and will decrease in the next two quarters as well, as our restructuring plans are implemented.

Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, facilities and human resources personnel, professional fees, and promotional activities. Selling, general and administrative expenditures for the three months ended June 30, 2002 were $2.5 million, a 24% decrease from $3.3 million for the same period in 2001. Selling, general and administrative expenditures for the six months ended June 30, 2002 were $4.7 million, a 24% decrease from $6.2 million for the same period in 2001. The decrease for both the three and six month periods ended June 30, 2002 were primarily attributable to cost reduction efforts and will decrease in the next two quarters as well, as our restructuring plans are implemented.

Impairment of long-lived assets.    During the first quarter of 2001, we evaluated the carrying value of the goodwill and other intangible assets acquired in business combinations that were recorded using the purchase method of accounting. As a result, we determined that the unamortized goodwill and other intangible assets remaining of $90.4 million were impaired and this same amount was charged to operations in the first quarter of 2001. There have been no other impairment charges taken in periods presented.

Restructuring charge.    As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, on February 28, 2002, the Company announced a restructuring plan, designed to reduce operating expenses in order to align resources with long-term growth opportunities. This plan included the reduction of 107 positions, consolidation of excess facilities and charges related to excess property and equipment. As a result, a restructuring charge of approximately $3.0 million was recorded in the first quarter of 2002, the components of which were $1.1 million for severance payments, $310,000 for lease cancellations and $2.1 million for excess equipment offset by $490,000 resulting from settlement of lease obligations. During the second quarter of 2002, 105 positions were eliminated and cash payment of $650,000 in severance have been made under the plan. The distribution of 105 positions that were eliminated were, 65 in Operations, 33 in Engineering and 7 in Sales, General and Administration. In addition, we recorded a recovery of restructuring charges of $3,000 attributable to sales of excess equipment.

We expect these restructuring activities will be substantially completed by the end of fiscal 2002.

As a result of the restructuring plan related to the Company’s transition of all manufacturing activities from its Sunnyvale, California facility to its Diamond Springs, California facility in 2001, we recorded a restructuring charge for the three and six months ended June 30, 2001 of $2.2 million and $5.9 million, respectively.

Amortization of intangible assets.    The March 2000 merger between TRW Milliwave and Endgate was recorded using the purchase method of accounting. In connection with the purchase, we recorded goodwill of $80.2 million and other intangible assets of $23.6 million. Amortization of intangibles for the three and six months ended June 30, 2001 was $396,000 and $5.3 million respectively. There was no amortization of intangible assets for the three and six months ended June 30, 2002.

Amortization of deferred stock compensation.    Deferred stock compensation charges consist of charges related to the difference between deemed fair market values on the date of employee option grants and the option price. Amortization of deferred stock compensation for the three months ended June 30, 2002 was $901,000 and $1.9 million for the same period in 2001. Amortization of deferred stock compensation for the six months ended June 30, 2002 was $2.0 million and $4.4 million for the same period in 2001. The decrease is primarily due to using an accelerated method to amortize deferred stock compensation that results in higher expense in earlier periods and the cancellation of options of terminated employees. The previous recognized compensation expense from forfeited unvested options was recorded in error and has been restated.

Other income, net

Net interest income consists primarily of interest income earned on our cash, cash equivalents and short-term investments offset by interest expense on capital equipment leases. Interest income for the three months ended June 30, 2002 was $264,000, a 70% decrease from $888,000 for the same period in 2001. Interest income for the six months ended June 30, 2002 was $604,000, a 73% decrease from $2.2 million for the same period in 2001. The decrease in interest income for both the three and six month periods ended June 30, 2002 was primarily attributable to lower interest rates, lower average invested cash balances and lower yields on interest-bearing investments. Interest expense represented interest on capital leases. Interest expense decreased to $164,000 for the three months ended June 30, 2002, from $277,000 for the three months ended June 30, 2001 as a result of a decrease number of capital equipment leases. For the six months ended June 31, 2002, interest expense decreased to $310,000 from $392,000 for the same period in 2001 as a result of a decrease number of capital equipment leases. Other income included $1.2 million from the gain on contract termination offset by cost of $66,000 for capital lease termination.

Impact of Recently Issued Accounting Standards

In June 2001, FASB issued SFAS No. 141 (SFAS 141), “Business Combinations”, SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. The Company adopted SFAS No. 142 on January 1, 2002. There was no material impact on the Company’s financial position or results of operations as a result of adoption.

The Company adopted SFAS No. 142 on January 1, 2002. The following pro forma information reflects the impact on net loss and net loss per share assuming the adoption of SFAS No. 142 had occurred on January 1, 2001 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001 (Pro forma)	2002	2001 (Pro forma)
Reported net loss	($6,100)	($14,898)	($17,546)	($134,355)
Amortization of goodwill and intangible assets with indefinite lives	—	396	—	5,277

Pro forma net loss	($6,100)	($14,502)	($17,546)	($129,078)

Basic and diluted net loss per share:
Reported net loss	($0.68)	($1.70)	($1.97)	($15.54)
Adjustment related to amortization of goodwill and intangible assets with indefinite lives	—	0.04	—	0.61

Pro forma net loss per share	($0.05)	($1.66)	($0.11)	($14.93)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

The Company adopted SFAS No. 144 on January 1, 2002. There was no material impact on the Company’s financial position or results of operations as a result of this adoption.

In July 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to EITF Issue No. 94-3 that required a liability for an exit cost to be recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

Liquidity and Capital Resources

Our principal source of liquidity as of June 30, 2002, consisted of approximately $42.4 million in cash, cash equivalents and short-term investments. In the six months ended June 30, 2002, we used $13.6 million for operating activities, as compared to $22.3 million for the same period in 2001. The decrease in the use of operating cash was primarily due to a decreased operating loss resulting from cost reduction efforts.

Investing activities provided $6.2 million of cash in the six months ended June 30, 2002, as compared to using $15.4 million in the same period in 2001. Cash from investing activities in the six months ended June 30, 2002 was due primarily to proceeds from sales of short-term investments of $6.3 million and sales of manufacturing equipment of $4,000 offset by $48,000 for the purchases of manufacturing equipment. Of the $15.4 million used in investing activities in the six months ended June 30, 2001, $4.0 million was associated with the acquisition of assets used in M/A-Com Tech, Inc.’s broadband wireless business, and $11.4 million was for the purchase of short-term investments and capital equipment.

Financing activities in the six months ended June 30, 2002 used $1.2 million of cash, as compared to $944,000 in cash in the same period in 2001. The net cash used in financing activities for the six months ended June 30, 2002, consisted primarily of payments under capital lease obligations of $1.2 million and the repurchase of 19,950 shares of the Company’s common stock for approximately $62,000, offset by $117,000 in proceeds from the exercise of employee stock options and shares purchased under the employee stock purchase plan. Financing activities in the six months ended June 30, 2001, included $388,000 in proceeds from the exercise of employee stock options and shares purchased under the employee stock purchase plan and payments under capital lease obligations of $1.3 million.

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

We have refinanced a portion of our capital equipment leases during this quarter to take advantage of the current low interest rate environment. The expected savings resulting from this refinancing is approximately $100,000 per annum for the next year.

Item 3.    Qualitative and Quantitative Disclosures about Market Risk

We believe that there have been no material changes in our reported market risks faced since those discussed in our annual report on Form 10-K for the year ended December 31, 2001 under the heading corresponding to that set forth above. Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as our investments in cash equivalents include investment grade commercial paper and government securities. We place our investments with high-quality issuers and attempt to limit when possible the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we do not believe we are subject to any material market risk exposure. We do not have any material equity investments, or foreign currency or other derivative financial instruments.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)
Our Annual Meeting of Stockholders (the “Meeting”) was held on May 31, 2002. At the Meeting, Randolph Blotky and Robert D. Pavey were re-elected to our Board of Directors for a three-year term set to expire at our 2005 Annual Meeting.

Shares	voted:

	For	Against	Abstain
Mr. Blotky	30,635,311	—	396,985
Mr. Pavey	30,648,978	—	383,318

(b)
In addition, the following directors continued in office as directors following the Meeting: Edward A. Keible, Jr. and Edward C.V. Winn (until the Company’s 2003 Annual Meeting); Carol Herod Sharer (until the Company’s 2004 Annual Meeting).

(c)
Additionally, at the Meeting the stockholders approved the amendment of the Company’s Amended and Restated Certificate of Incorporation to effect a stock combination (reverse stock split) pursuant to which every four shares of outstanding Common Stock would be reclassified into one share of Common Stock.

Shares	voted:

For	Withheld/Against	Abstain
30,419,963	587,091	25,242

(d)	The stockholders ratified the Board of Directors’ selection of Ernst & Young LLP as the Company’s independent public auditors for the fiscal year ending December 31, 2002.

Shares	voted:

For	Against	Abstain
31,017,243	9,996	5,057

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

10.26	Purchaser Order 88MS31651 by and between Lockheed Martin Corporation and Endwave Corporation, dated May 21, 2002. Confidential treatment has been requested for portions of this exhibit.

99.1	Certification by Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

(b)    Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: August 14, 2002	By:	/s/ JULIANNE M. BIAGINI

Julianne M. Biagini
Senior Vice President
and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Index of Exhibits and Reports on Form 8-K

(a)    Exhibits.

10.26	Purchaser Order 88MS31651 by and between Lockheed Martin Corporation and Endwave Corporation, dated May 21, 2002. Confidential treatment has been requested for portions of this exhibit.

99.1	Certification by Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

(b)    Reports on Form 8-K