Form 10-Q
period 2002-09-30
ENDWAVE CORP
filed 2002-11-14
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2002 was 8,944,981 shares.

ENDWAVE CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ENDWAVE CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$14,601	$21,303
Short-term investments	17,062	35,860
Accounts receivable, net	2,887	2,794
Accounts receivable from related party—TRW, Inc.	65	0
Inventories	13,704	17,166
Other current assets	97	413

Total current assets	48,416	77,536

Property, plant and equipment, net	13,506	20,366
Other assets, net	251	1,135

	$62,173	$99,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$661	$2,807
Accounts payable to related party—TRW Inc.	1,817	3,076
Accrued liabilities	8,389	8,817
Capital lease obligations, current	1,825	2,712
Other current liabilities	491	655

Total current liabilities	13,183	18,067

Capital lease obligations, less current portion	1,068	2,882
Other long-term liabilities	198	959

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 authorized, 8,944,981 and 8,904,377 issued and outstanding, respectively	9	9
Additional paid-in capital	304,932	304,815
Deferred stock compensation	(3,490)	(5,516)
Accumulated deficit	(253,665)	(222,179)
Treasury stock, at cost, 19,950 shares held at September 30, 2002	(62)	—

Total stockholders’ equity	(47,724)	77,129

	$62,173	$99,037

(1)	Derived from the Company’s audited financial statements as of December 31, 2001.

See accompanying notes.

ENDWAVE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(As restated)		(As restated)
Revenues:
Product revenues ($104, $0, $710 and $1,259 from related party—TRW Inc., respectively)	$4,603	$6,426	$15,226	$26,137
Development fees	351	—	351	619

Total revenues	4,954	6,426	15,577	26,756

Costs and expenses:
Cost of product revenues ($30, $0, $208 and $1,632 from related party—TRW Inc., respectively)	9,782	12,148	23,796	49,777
Research and development	2,137	3,674	7,901	10,307
Selling, general and administrative	2,233	3,082	6,933	9,317
Impairment of long-lived assets	—	—	—	90,411
Restructuring charge	4,860	868	7,893	6,743
Amortization of goodwill and other intangible assets	—	595	—	5,872
Amortization of deferred stock compensation	(20)	856	2,026	5,273

Total costs and expenses	18,992	21,223	48,549	177,700

Loss from operations	(14,038)	(14,797)	(32,972)	(150,944)
Other income, net	97	504	1,485	2,296

Net loss	$(13,941)	$(14,293)	$(31,487)	$(148,648)

Basic and diluted net loss per share	$(1.56)	$(1.62)	$(3.53)	$(17.06)

Shares used in computing of basic and diluted net loss per share	8,944,981	8,839,575	8,922,995	8,711,511

* Amortization of deferred stock compensation:
Cost of product revenues	$(449)	$211	$140	$1,552
Research and development	178	227	792	1,341
Selling, general and administrative	251	418	1,094	2,380

	$(20)	$856	$2,026	$5,273

See accompanying notes.

ENDWAVE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
		(As restated)
Operating activities:
Net loss	$(31,486)	$(148,648)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,484	5,024
Amortization of goodwill and other intangible assets	—	5,872
Amortization of deferred stock compensation	2,026	5,273
Loss on the disposal of equipment	12	194
Impairment of long-lived assets	—	90,411
Restructuring charge	7,893	6,743
Changes in operating assets and liabilities:
Accounts receivable, net	(158)	7,675
Inventories	5,618	4,608
Other assets	900	(2,764)
Accounts payable	(2,161)	(2,144)
Accounts payable, related parties	(1,260)	(3,966)
Accrued liabilities	(4,304)	2,093
Deferred revenues	—	(503)

Net cash used in operating activities	(19,436)	(30,132)

Investing activities:
Cash paid for the acquisition of businesses	(3,421)	(4,000)
Purchases of property and equipment	(378)	(2,404)
Proceeds on sale of property and equipment	381	399
Proceeds on sale (purchases) of short-term investments	18,798	(15,118)

Net cash provided by (used in) investing activities	15,380	(21,123)

Financing activities:
Principal payments under capital lease obligations	(2,701)	(1,868)
Purchase of treasury stock	(62)	—
Proceeds from stock issuance	112	403
Proceeds from exercises of stock options	5	—

Net cash used in financing activities	(2,646)	(1,465)

Net decrease in cash and cash equivalents	(6,702)	(52,720)
Cash and cash equivalents at beginning of period	21,303	74,061

Cash and cash equivalents at end of period	$14,601	$21,341

Supplemental cash flow information:
Cash paid for interest	$410	$535

Supplemental non-cash investing and financing activity:
Property and equipment acquired under capital leases	$—	$538

See accompanying notes.

ENDWAVE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.    Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements of Endwave Corporation (the “Company”) have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

All share and per-share amounts have been restated to reflect the 1 for 4 reverse stock split approved by the Board of Directors on June 26, 2002.

The operating results for the three and nine months ended September 30, 2001 have been restated from the amounts previously presented to reflect a reduction in amortization of deferred stock compensation of $385,000 for the three months ended September 30, 2001 and $934,000 for the nine months ended September 30, 2001. This reduction in amortization is attributable to the reversal of previously recognized compensation expense from forfeited unvested options, which expense was recorded in error.

The following table presents the amortization of deferred stock compensation and net loss and net loss per share as it was previously reported in the Company’s Form 10-Q for the three and nine months ended September 30, 2001, and as restated (in thousands):

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	As previously reported	Restated	As previously reported	Restated
Amortization of deferred stock compensation	$1,241	$856	$6,207	$5,273

Net loss	$(14,678)	$(14,293)	$(149,582)	$(148,648)
Net loss per share	$(1.66)	$(1.62)	$(17.17)	$(17.06)

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

3.    Impact of Recently Issued Accounting Standards

In June 2001, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company adopted SFAS No. 142 on January 1, 2002. The following pro forma information reflects the impact on net loss and net loss per share assuming the adoption of SFAS No. 142 had occurred on January 1, 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001 (Pro forma)	2002	2001 (Pro forma)
Reported net loss	$(13,941)	$(14,293)	$(31,487)	$(148,648)
Amortization of goodwill and intangible assets with indefinite lives	—	595	—	5,872

Pro forma net loss	$(13,941)	$(13,698)	$(31,487)	$(142,776)

Basic and diluted net loss per share:
Reported net loss	$(1.56)	$(1.62)	$(3.53)	$(17.06)
Adjustment related to amortization of goodwill and intangible assets with indefinite lives	—	0.07	—	0.67

Pro forma net loss per share	$(1.56)	$(1.55)	$(3.53)	$(16.39)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

The Company adopted SFAS No. 144 on January 1, 2002. There was no material impact on the Company’s financial position or results of operations as a result of this adoption.

In July 2002, the Financial Accounting Standards Board issued Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to EITF Issue No. 94-3 that required a liability for an exit cost to be recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

4.    Restructuring Charge

On January 29, 2001, the Company’s Board of Directors approved a restructuring plan related to the transition of all manufacturing activities from the Company’s Sunnyvale, California facility to its Diamond Springs, California facility. In connection with the transition, 170 of the Company’s employees were terminated, and the Company provided severance payments and benefits to these employees commensurate with their positions. All severance and benefit payments were completed by December 31, 2001.

In the first quarter of 2001, the Company recorded restructuring costs of $3.7 million in conjunction with the restructuring plan. These costs related primarily to severance and benefits of $400,000 and non-cash costs of $3.3 million for impairment of fixed assets. In addition, the Company recognized a $9.4 million charge for excess and obsolete inventory related primarily to inventory for the point-to-multipoint market that the Company decided to exit. The inventory charge was recorded as a cost of product revenues in the Company’s statement of operations.

An additional restructuring charge of $1.5 million primarily related to retention bonuses and benefits and $1.6 million for excess leased facilities in Sunnyvale, California was recognized in the last three quarters of 2001. Also in the fourth quarter, the Company reached an agreement to settle its claims in relation to the inventory it had acquired to fulfill sales orders with one of the Company’s point-to-multipoint customers that was charged to earnings in the first quarter. This settlement resulted in a $2.6 million benefit that was recorded as a reduction to cost of product revenues in the Company’s statement of operations.

As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, on February 28, 2002, the Company announced an additional restructuring plan designed to reduce operating expenses in order to further align resources with long-term growth opportunities. This plan, implemented in the second quarter, included the elimination of 107 positions, consolidation of excess facilities and charges related to excess property and equipment.

During the first quarter of 2002, a restructuring charge of $3.0 million was taken, the components of which were $1.1 million for severance payments, $310,000 for lease cancellations and non cash payments of $2.1 million for excess equipment, offset by $490,000 resulting from settlement of lease obligations. The Company settled its obligation for vacated leased space in Sunnyvale, California. During the nine months ended September 30, 2002, 107 positions were eliminated and cash payments of $958,000 were made under this first quarter plan. The distribution of the 107 positions that were eliminated were, 67 in operations, 33 in engineering and 7 in sales, general and administration. The majority of the severance benefits reserve balance of $201,000 is anticipated to be paid in the fourth quarter of 2002. Below is a table summarizing activity relating to the first quarter of 2002 plan (in thousands):

	Severance Benefits	Lease Cancellations and Other Exit Costs
Balance at December 31, 2001	$—	$1,141
Settlement of contractual obligations:
Cash payments	—	(651)
Adjustment	—	(490)
Q1 2002 restructuring reserve	1,159	310
Cash payments	(11)	—

Balance at March 31, 2002	1,148	310
Cash payments	(650)	(19)

Balance at June 30, 2002	498	291
Cash payments	(297)	(19)

Balance at September 30, 2002	$201	$272

Current	$201	$74
Noncurrent	—	198

	$201	$272

During the third quarter of 2002, a restructuring charge of $4.9 million was taken, the components of which were $1.8 million for severance payments, and for a non-cash charge of $3.1 million for excess equipment. During the third quarter, 102 positions were eliminated and cash payments of $ 353,000 were made under the plan. The distribution of the 102 positions that were eliminated were, 77 in operations, 14 in engineering and 11 in sales, general and administration. The plan will be executed by the end of 2002, and severance payments will be substantially complete by the end of 2003.

Below is a table summarizing the activity relating to the third quarter of 2002 plan (in thousands):

Severance Benefits
Balance at June 30, 2002	$—
Q3 2002 restructuring reserve	1,750
Cash payment	(353)

Balance at September 30, 2002	$1,397

Current	$1,333
Noncurrent	64

$1,397

5.    Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and are comprised of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$11,236	$11,747
Work in process	2,006	1,459
Finished goods	462	3,960

	$13,704	$17,166

6.    Property, plant and equipment

Property, plant and equipment consists of the following (in thousands):

	September 30, 2002	December 31, 2001
Land	$391	$391
Building	3,894	3,903
Software	325	1,170
Leasehold improvements	180	158
Machinery and equipment	14,958	24,393

	19,748	30,015
Less accumulated depreciation and amortization (including amortization of assets held under capital lease)	(6,242)	(9,649)

Property, plant and equipment, net	$13,506	$20,366

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

8.    Comprehensive Income (Loss)

The Company had no items of other comprehensive income (loss) during the three and nine months ended September 30, 2002 and 2001, and accordingly, comprehensive income (loss) is the same as the net loss.

9.    Segment Disclosures

The Company operates in a single segment. The Company’s product sales by geographic location for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands and as a percentage of net sales):

	Three Months Ended September 30,
	2002		2001
United States	$1,334	26.9%	$1,541	24.0%

Finland	3,523	71.1	4,818	75.0
Other	97	2.0	67	1.0

Total	$4,954	100.0%	$6,426	100.0%

	Nine Months Ended September 30,
	2002		2001
United States	$4,264	27.4%	$8,205	31.4%

Finland	11,002	70.6	16,425	62.8
Other	311	2.0	1,507	5.8

Total	$15,577	100.0%	$26,137	100.0%

For the three months ended September 30, 2002, Nokia and Lockheed Martin accounted for 71% and 10% of total sales listed above, respectively, and for the nine months ended September 30, 2002, Nokia accounted for 71% of total sales listed above. Nokia, located in Finland, was the only customer in Finland in 2002 and 2001. No other customer accounted for more than 10% of the Company’s revenues in the aggregate or in the three geographical areas listed above.

10.    Treasury Stock

In January 2002, we announced a plan to repurchase up to an aggregate of 750,000 shares of the company’s common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During the nine months ended September 30, 2002, the Company repurchased 19,950 shares of the outstanding common stock for approximately $62,000. Treasury stock is carried at cost in the condensed balance sheets.

11.    Stock Option Exchange Offer

On April 26, 2002, upon completion of a stock option exchange offer, the Company issued options to purchase 493,323 shares of Common Stock with an exercise price of $3.20 per share to active employees who participated in the program. The new options vest over three years, with 25% of the options vesting on the date of grant and the remaining 75% vesting quarterly, thereafter subject to forfeiture in the event the employee leaves the Company.

12.    Purchase of Assets from Signal Technology Corporation

On September 24, 2002, we acquired the assets of the Fixed Wireless division of Signal Technology Corporation for $3.6 million, comprised of cash of $3.4 million and accrued expenses of $200,000. The assets acquired were inventory, equipment, product designs and related intellectual property, and customer contracts. In addition, we hired 13 former employees of Signal Technology Corporation to support the ongoing business with existing customers.

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

We depend, and expect to remain dependent, on a small number of wireless systems integrators, original equipment manufacturers, and major government contractors for sales of our products. For the three months ended September 30, 2002, sales attributable to Nokia and Lockheed Martin accounted for 71% and 10%, respectively, of our net sales during the period. For the nine months ended September 30, 2002, sales attributable to Nokia accounted for 71% of our net sales during the period.

In January 2002, we announced a plan to repurchase up to an aggregate of 750,000 shares of our stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During the first quarter of 2002, we repurchased 17,125 shares for approximately $54,000 and repurchased 2,825 shares for approximately $7,700 in the second quarter of 2002 under this repurchase program. There were no repurchases of shares during the third quarter of 2002.

In March 2002, we executed a renewal to our master supply agreement with TRW through December 31, 2005. This renewal expands the Company’s access to TRW’s custom wafer processing services, state-of-the-art gallium arsenide technologies, products operating at lower frequency bands for wireless infrastructure applications, and indium phosphide products for advanced applications and includes guaranteed pricing and purchase commitments.

During the first quarter of 2002, we commenced the implementation of an on-site inventory management location with Nokia. This program provides storage of Endwave products at Nokia’s factory and allows Nokia to draw against this inventory based on their manufacturing needs. Revenue is recognized as Nokia draws the inventory from this stocking location. The inventory program was operational during the second quarter of 2002.

On June 26, 2002, the Board of Directors approved a 1 for 4 reverse stock split of our common stock. All share numbers have been adjusted to reflect the reverse stock split, for all periods presented.

In June 2002, we announced that we had entered into a contract with Lockheed Martin Missiles and Fire Control Company to design the RF Receiver unit for the Comanche Radar system used in the Boeing RAH-66 Comanche Helicopter. The contract with Lockheed Martin, a primary sub-contractor to The Boeing Company for the Comanche Radar program, calls for us to design the Radar RF Receiver unit, and to manufacture and deliver prototype and evaluation units that will be used in qualification trials within the complete radar system.

On September 24, 2002, we acquired the assets of the Fixed Wireless division of Signal Technology Corporation for $3.6 million, comprised of cash of $3.4 million and accrued expenses of $200,000. The assets acquired were inventory, equipment, product designs and related intellectual property, and customer contracts. In addition, we hired 13 former employees of Signal Technology Corporation to support the ongoing business with existing customers.

Critical Accounting Policies

For a discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Three months ended September 30, 2002 and 2001 and nine months ended September 30, 2002 and 2001

Revenues

Product revenues.    Product revenues were $4.6 million for the three months ended September 30, 2002, a 28% decrease from $6.4 million for the same period in 2001. Product revenues were $15.2 million for the nine months ended September 30, 2002, a 42% decrease from $26.1 million for the same period in 2001. The decrease in product revenues for both the three and nine months ended September 30, 2002 primarily reflects the overall slow-down in the global telecommunications industry. More specifically, there was a decrease in the number of transceiver products sold to Nokia and other customers for three and nine months ended September 30, 2002 as compared to the same periods in 2001.

Development fees.    Development fees are generated by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Development fees were $351,000 and $0 for the three months ended September 30, 2002 and September 30, 2001, respectively. The increase was attributable to development fees paid by Lockheed Martin for a portion of the costs associated with the design of the Comanche Radar System. Development fees for the nine months ended September 30, 2002 and September 30, 2001, were $351,000 and $619,000, respectively. The decrease in development fees is attributable to fewer new development programs in 2002, as a result of the overall downturn in the telecommunications industry. We do not expect development fees to be a significant portion of our revenues in the near future.

Costs and Expenses

Cost of product revenues.    Cost of product revenues consists primarily of the costs of direct materials and labor utilized to assemble and test our products, costs associated with procurement, production control, quality assurance and manufacturing engineering, maintenance of our manufacturing facilities, transition to offshore manufacturing vendors, building and equipment depreciation, and costs associated with warranty returns. Cost of product revenues for the three months ended September 30, 2002 was $9.8 million, a 19% decrease from $12.1 million for the same period in 2001. Cost of product revenues for the three and nine months ended September 30, 2002, included a $3.1 million charge for excess and obsolete inventory taken in the third quarter after reviewing then-current inventory against the projected future demand for these components. Cost of product revenues for the nine months ended September 30, 2002 was $23.8 million, a 52% decrease from $49.8 million for the same period in 2001. Cost of product revenues for the nine months ended September 30, 2001 included a charge of $10.0 million for excess and obsolete inventory associated with a decline in demand of customers in the point-to-multipoint market. The decrease in cost of product revenues for both the three and nine months ended September 30, 2002 correlate to the decrease in product revenues and associated cost reduction efforts, including the benefits of cost reduced designs and elimination of excess manufacturing capacity. We expect cost of product revenues as a percentage of sales to continue to decrease in the coming quarter as we introduce cost reduced designs into production, and move a significant portion of our manufacturing activities to an offshore vendor.

Research and development expenses.    Research and development expenses primarily include the costs of engineering personnel, outside services, prototyping materials and equipment depreciation. Research and development expenses for the three months ended September 30, 2002 were $2.1 million, a 43% decrease from $3.7 million for the same period in 2001. Research and development expenses for the nine months ended September 30, 2002 were $7.9 million, a decrease of 23% from $10.3 million for the same period in 2001. The decrease for both the three and nine months ended September 30, 2002 was primarily attributable to cost containment efforts, work force reductions, and fewer development programs for technology and products. We expect research and development expenses to decrease in the next quarter as our restructuring plans continue to be implemented.

Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, facilities and human resources personnel, professional fees and promotional activities. Selling, general and administrative expenses for the three months ended September 30, 2002 were $2.2 million, a 29% decrease from $3.1 million for the same period in 2001. Selling, general and administrative expenditures for the nine months ended September 30, 2002 were $6.9 million, a 26% decrease from $9.3 million for the same period in 2001. The decrease for both the three and nine month periods ended September 30, 2002 was primarily attributable to cost reduction efforts and reduced staffing in each of the functional areas. We expect selling, general and administrative expenses to decrease in the next quarter as our restructuring plans continue to be implemented.

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

During the first quarter of 2002, a restructuring charge of $3.0 million was taken, the components of which were $1.1 million for severance payments, $310,000 for lease cancellations and non cash payments of $2.1 million for excess equipment, offset by $490,000 resulting from settlement of lease obligations. The Company settled its obligation for vacated leased space in Sunnyvale, California. During the nine months ended September 30, 2002, 107 positions were eliminated and cash payments of $958,000 were made under this first quarter plan. The distribution of the 107 positions that were eliminated were, 67 in operations, 33 in engineering and 7 in sales, general and administration. The majority of the severance benefits reserve balance of $201,000 is anticipated to be paid in the fourth quarter of 2002.

During the third quarter of 2002, a restructuring charge of $4.9 million was taken, the components of which were $1.8 million for severance payments, and for a non-cash charge of $3.1 million for excess equipment. During the third quarter, 102 positions were eliminated and cash payments of $ 353,000 were made under the plan. The distribution of the 102 positions that were eliminated were, 77 in operations, 14 in engineering and 11 in sales, general and administration. The plan will be executed by the end of 2002, and severance payments will be substantially complete by the end of 2003.

Amortization of intangible assets.    The March 2000 merger between TRW Milliwave and Endgate was recorded using the purchase method of accounting. In connection with the purchase, we recorded goodwill of $80.2 million and other intangible assets of $23.6 million. Amortization of intangibles for the three and nine months ended September 30, 2001 was $595,000 and $5.9 million, respectively. There was no amortization of intangible assets for the three and nine months ended September 30, 2002 due to the impairment determination described above.

Amortization of deferred stock compensation.    Deferred stock compensation charges consist of charges related to the difference between deemed fair market values on the date of employee option grants and the option price. Amortization of deferred stock compensation for the three months ended September 30, 2002 was a benefit of $20,000 and a charge of $856,000 for the same period in 2001. Amortization of deferred stock compensation for the nine months ended September 30, 2002 was $2.0 million and $5.3 million for the same period in 2001. The decrease is primarily due to using an accelerated method to amortize deferred stock compensation that results in higher expense in earlier periods and the forfeiture of options by terminated employees. Amortization of deferred stock compensation will continue to decline each quarter, until it is fully amortized in June 2004.

Other income, net

Net interest income consists primarily of interest income earned on our cash, cash equivalents and short-term investments offset by interest expense on capital equipment leases. Interest income for the three months ended September 30, 2002 was $200,000, a 68% decrease from $629,000 for the same period in 2001. Interest income for the nine months ended September 30, 2002 was $804,000, a 72% decrease from $2.9 million for the same period in 2001. The decrease in interest income for both the three and nine month comparable periods was primarily attributable to lower interest rates, lower average invested cash balances and lower yields on interest-bearing investments. Interest expense represented interest on capital leases. Interest expense decreased to $100,000 for the three months ended September 30, 2002, from $143,000 for the three months ended September 30, 2001 as a result of a decreased number of capital equipment leases. For the nine months ended September 30, 2002, interest expense decreased to $410,000 from $535,000 for the same period in 2001 as a result of a decreased number of capital equipment leases. Other income included $1.2 million from the gain on contract termination offset by cost of $66,000 for capital lease termination.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. The Company adopted SFAS No. 142 on January 1, 2002. There was no material impact on the Company’s financial position or results of operations as a result of adoption.

The Company adopted SFAS No. 142 on January 1, 2002. The following pro forma information reflects the impact on net loss and net loss per share assuming the adoption of SFAS No. 142 had occurred on January 1, 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001 (Pro forma)	2002	2001 (Pro forma)
Reported net loss	$(13,941)	$(14,293)	$(31,487)	$(148,647)
Amortization of goodwill and intangible assets with indefinite lives	—	595	—	5,872

Pro forma net loss	$(13,941)	$(13,698)	$(31,487)	$(142,775)

Basic and diluted net loss per share:
Reported net loss	$(1.56)	$(1.62)	$(3.53)	$(17.06)
Adjustment related to amortization of goodwill and intangible assets with indefinite lives	—	0.07	—	0.67

Pro forma net loss per share	$(1.56)	$(1.55)	$(3.53)	$(16.39)

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to EITF Issue No. 94-3 that required a liability for an exit cost to be recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The principal difference between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

Liquidity and Capital Resources

Our principal source of liquidity as of September 30, 2002 consisted of approximately $31.7 million in cash, cash equivalents and short-term investments. In the nine months ended September 30, 2002, we used $19.4 million for operating activities, as compared to $30.1 million for the same period in 2001. The decrease in the use of cash in operations was primarily due to a decreased operating loss resulting from cost reduction efforts, including a 72% reduction in workforce from January 1, 2001.

Investing activities provided $15.4 million of cash in the nine months ended September 30, 2002, as compared to using $21.1 million in the same period in 2001. Cash provided by investing activities in the nine months ended September 30, 2002 was due primarily to proceeds from sales of short-term investments of $18.8 million, and the proceeds from the sale of manufacturing equipment of $381,000, offset by the purchase of assets from Signal Technology Corporation for $3.4 million and the purchase of manufacturing equipment, building improvements and computer software for $378,000. Of the $21.1 million used in investing activities in the nine months ended September 30, 2001, $4.0 million was associated with the acquisition of assets used in M/A-Com Tech, Inc.’s broadband wireless business, $15.1 million was for the purchase of short-term investments and $2.4 million for capital equipment, partially offset by $399,000 in proceeds from the sale of equipment.

Financing activities in the nine months ended September 30, 2002 used $2.6 million of cash, as compared to $1.5 million in cash in the same period in 2001. The net cash used in financing activities for the nine months ended September 30, 2002, consisted primarily of payments under capital lease obligations of $2.7 million and the repurchase of 19,950 shares of the Company’s common stock for approximately $62,000, offset by $117,000 in proceeds from the exercise of employee stock options and shares purchased under the employee stock purchase plan. Financing activities in the nine months ended September 30, 2001, included $403,000 in proceeds from the exercise of employee stock options and shares purchased under the employee stock purchase plan, and payments under capital lease obligations of $1.9 million.

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

Item 3.    Qualitative and Quantitative Disclosures about Market Risk

We believe that there have been no material changes in our market risks as discussed in our annual report on Form 10-K for the year ended December 31, 2001 under the heading corresponding to that set forth above. Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as our investments in cash equivalents include investment grade commercial paper and government securities. We place our investments with high-quality issuers and attempt to limit when possible the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we do not believe we are subject to any material market risk exposure. We do not have any material equity investments, or foreign currency or other derivative financial instruments.

Item 4.    Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

10.27	Extension of the Validity of the Purchase Agreement, dated September 9, 2002, between Endwave Corporation and Nokia Corporation.

99.1	Certification by Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

(b)    Reports on Form 8-K

The company did not file a report on Form 8-K during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: November 14, 2002	By:	/s/ Julianne M. Biagini
Julianne M. Biagini Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATION

I, Edward A. Keible, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Endwave Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ EDWARD A. KEIBLE, JR.
Edward A. Keible, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Julianne M. Biagini, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Endwave Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ JULIANNE M. BIAGINI
Julianne M. Biagini
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index of Exhibits and Reports on Form 8-K

(a)    Exhibits.

10.27	Extension of the Validity of the Purchase Agreement, dated September 9, 2002, between Endwave Corporation and Nokia Corporation.

99.1	Certification by Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.