Form 10-K
period 2002-12-31
ENDWAVE CORP
filed 2003-03-31
CIK 1118941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 000-31635

Endwave Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-4333817 (I.R.S. Employer Identification No.)

990 Almanor Avenue, Sunnyvale, CA (Address of principal executive offices)	94085 (Zip code)

(408) 522-3100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.    ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $16.3 million. Shares of voting common stock held by directors, executive officers, and by each person who beneficially owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price of $3.20, which was the closing sale price June 28, 2002 as reported by the Nasdaq National Market.

The number of shares outstanding of the registrant’s common stock as of March 14, 2003 was approximately 9,014,661.

ENDWAVE CORPORATION

FORM 10-K

December 31, 2002

i

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements as defined by federal securities laws. Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from what is currently anticipated. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1, “Business,” as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

Item 1.	Business

We design, manufacture and market RF (radio frequency) subsystems that enable the transmission, reception and processing of high-speed electromagnetic signals in broadband wireless telecommunications systems and other adjacent market product designs requiring similar RF, microwave and millimeter wave technology.

Our products are used primarily in current and next generation “cellular backhaul,” carrier class trunking, point-to-point access, and point-to-multipoint access applications. Our target customers are microwave radio manufacturers and wireless systems integrators (collectively referred to as OEMs) that provide the broadband wireless equipment used by communications service providers to deliver voice, data and video services to business consumers. Original equipment manufacturers (OEMs) that use or have used our products include Allgon Microwave, Stratex Networks, Harris Corporation, Hughes Network Systems, Nera Networks, Nokia, Nortel Networks, P-Com, Siemens AG and Witcom Ltd. In addition to telecommunications applications, our products are used in various other applications and markets. Our target customers in these markets are defense contractors and sub-contractors that design aerospace, defense/weapons, and electronics platforms for various domestic and foreign defense customers. We also supply manufacturers of test and measurement equipment and of various other electronic products for commercial applications. Defense and commercial customers that use or have used our products include Anritsu, Boeing Corporation, Filtronic, Harris Corporation, L-3 Communications, Lockheed Martin, M/A-COM/Tyco, Raytheon, Rockwell International and TASC, a business unit of Northrop Grumman.

We were originally incorporated in California in 1991 and reincorporated in Delaware in 1995. In March 2000, we merged with TRW Milliwave Inc. (“TRW Milliwave”), a RF subsystem supplier that was a wholly-owned subsidiary of TRW Inc. (“TRW”). In connection with the merger, we changed our name from Endgate Corporation to Endwave Corporation. As a result of the merger, we became one of our industry’s largest commercial suppliers of RF subsystems with a substantially increased customer base and design and manufacturing capacity. On October 17, 2000, we successfully completed the initial public offering of our common stock.

As part of our growth strategy, we have made selected acquisitions of related and competitive companies. In September 2002 we acquired the broadband assets of the Fixed Wireless division of Signal Technology Corporation. The acquisition included assets such as customer contracts, equipment, inventory, product designs and other intellectual property, and key personnel needed for the ongoing operation of the business unit. The acquisition added a broad product offering and capability to our product and technology portfolio. The acquisition both expanded relationships with existing customers such as Stratex Networks, Nera Networks and other major OEMs, and added several significant new customers to our customer list. In conjunction with the acquisition, we established a Northeast Operation based in Andover, MA to market and provide support to customers and prospective customers in the northeastern region of the United States and Europe. Approximately 12 employees are based in the Andover facility in functional areas including engineering and sales.

In February 2003, we acquired certain assets from the broadband business of Arcom Wireless, Inc., a subsidiary of Dover Corporation. This acquisition was structured as an asset purchase, and included transceiver designs and intellectual property required to manufacture and supply a 58 GHz integrated transceiver product to an existing Endwave customer. No employees from Arcom were retained in connection with this acquisition.

During the past 24 months, we have completed the following asset acquisitions:

Acquired Assets:	Acquired From:	Timeframe:
Stellex Broadband Wireless Business	M/A-COM/Tyco	April 2001

Signal Technology’s Wireless Group	Signal Technology	September 2002

Arcom Wireless	Dover Corporation	February 2003

We design our products to best satisfy our customers’ technical, inventory, logistical, and cost requirements by using our proprietary technologies, RF design, and manufacturing expertise. We offer a broad range of products at multiple levels of integration that are optimized for a customer’s specific product and performance needs. Our products include RF modules such as power amplifiers, low noise amplifiers, up and down converters, frequency multipliers, oscillators, synthesizers, integrated transceivers, and power amplifier switch combiners used in cellular base stations. Our proprietary circuit and manufacturing technologies enable us to design and manufacture RF subsystems that minimize the use of expensive gallium arsenide and reduce manual labor. We use third-party semiconductor fabrication facilities for the manufacturing of the gallium arsenide and other semiconductor devices, which we design. Designing our own semiconductor devices gives us the flexibility to use technologies best suited for specific applications and eliminates dependence on and limitations of standard, commercially available gallium arsenide devices. We believe our proprietary technologies and processes give us a significant competitive advantage in manufacturing our products in high volume with a path to low per-unit cost.

We also offer build-to-print (BTP) manufacturing services for customer-designed products such as multi-function modules, transceivers and outdoor units (ODUs). BTP services enable us to capture new manufacturing volume for existing customer programs that require no design efforts on the part of Endwave. Although BTP business does not fully utilize all of Endwave’s expertise, particularly RF design, it does allow us to serve the needs of larger customers that have exceeded their internal manufacturing capacities, want to move to an outsourced manufacturing model, or have the need to change suppliers due to product sourcing difficulties or other business reasons, including the departure of existing merchant suppliers. BTP manufacturing opportunities also allow Endwave to capture manufacturing volume and associated revenues without expending the substantial engineering investments typically associated with RF product design effort.

Telecommunications Industry Overview

The telecommunications industry has seen many significant changes and developments over the last few years. The rapid acceptance and broad use of the Internet has created the need for communications networks that are capable of handling large amounts of digital traffic. The widespread use of wireless communications and the desire for mobile, high speed Internet access by consumers and businesses has created needs for communication solutions that have not been met by traditional wire line systems. The continued growth in the use of cellular phones and other wireless communications devices, such as PC and Personal Digital Assistants (PDAs), has created a large market for broadband wireless infrastructure. Developing countries realize that a key requirement for their economic growth is the availability of modern communications systems to provide widely available and reliable phone and data services. Rather than installing the traditional wired networks, they often chose cellular networks as the best solution since they are the easiest and fastest to deploy and provide the mobility that so many desire. In such countries where wired infrastructure is unavailable or expensive, the interconnection of the various cell sites is accomplished by the use of microwave radio links. Developing nations such as China and India have created a significant demand for such microwave radio links. In Europe and other developed countries, as new networks are deployed or additional cell sites are installed to handle increased traffic density, these new cell sites are also often connected to the existing networks through the use of microwave radio links. This application, commonly referred to as “cellular backhaul”, has caused the installation of hundreds of thousands of radio links over the last decade. As users desire messaging services and internet access from their cellular phones and PDAs, network integrators and service providers are expected to move to new generations of cellular systems known as 2.5G and 3G (or 3rd generation) systems. Some people predict that these new systems will require as much as three times the number of base stations as first generation systems and that each base station will require higher capacity backhaul to the network. When these next generation systems are deployed, they will create a demand for a large number of new microwave radios. In addition, as spectrums become crowded and cost of bandwidth increases, network operators will require higher performance radios that provide higher capacities and greater spectral efficiency.

Today, businesses and consumers are fueling the need for additional bandwidth in the Internet infrastructure with the growing use of e-mail, audio, and video streaming, corporate data networks, corporate websites, e-commerce, electronic data exchange, customer support, supply chain management and telecommuting. To adequately satisfy these needs, service providers must be able to transport large quantities of data, at high speed to almost any location, often world-wide. Since not all locations are served by high-speed copper wire or fiber optic cable, there is a growing need for broadband wireless access.

Although over the long term we believe these fundamental forces are creating needs for greater capacity in the telecommunications infrastructure and for wireless access to that network, the last two years have been very challenging for the broadband wireless industry, including the service providers, system integrators, OEMs and their suppliers. During this period, new cell phone subscription rates continued to decrease, introduction of 2.5 and 3G networks were delayed, deployment of broadband wireless access systems failed to develop as expected and the situation was made worse by a major slowdown in the U.S. and world economies. Capital expenditures, which had been at unusually high levels for several years, plummeted. Several of the CLECs (Competitive Local Exchange Carrier), including Teligent, WinStar and ART, declared bankruptcy and have recently re-emerged but with limited plans for further network build outs. Although deployment by CLECs of microwave radio systems for high-speed access came to a virtual halt in North America, installation of cellular networks around the world using microwave radio links continued at a somewhat slower, but relatively healthy rate.

The annual production of point-to-point microwave radios in 2002 was approximately 200,000 units and approximately 85% of which were used for cellular backhaul applications. More than 80% of these were in the 10 to 40 GHz frequency range, where our design and manufacturing processes are focused. The production of these point-to-point microwave radios is concentrated in a relatively small number of OEMs. Of the approximately 200,000 radios produced last year, the top 10 manufacturers produced more than 90% of the total. The largest OEM producers include Alcatel, Stratex Networks, Ericsson, Harris, NEC, Nera, Nokia and Siemens. These OEMs are in turn supplied key components and sub-assemblies either by captive internal sources, or by merchant suppliers such as Endwave. Of these external merchant suppliers, Endwave has the significant market share. Several of our competitors are financially weak and several have exited the business in the past two years. Some industry observers believe that the component and sub-assembly supplier base will undergo consolidation, and Endwave in particular has a stated plan to take a leading role in this industry consolidation trend.

The Challenge

Forecasts for future demand of our products and the products of our customers are uncertain. It is difficult to accurately predict how long the current economic conditions will continue in the United States and other parts of the world, or whether they will improve. Regulatory conditions affecting radio deployments around the world are changing. New spectrums are being allocated and new wireless applications are being created. These uncertain and changing conditions make it very hard for our customers to predict their specific future product requirements with certainty. However, we believe that in order to be successful in the future our customers will need:

•	Higher performance products;

•	Lower product costs;

•	Scalable production with high volume capacity;

•	Short product design cycles;

•	Broad product portfolio;

•	Logistical flexibility; and

•	Carrier class quality.

Emerging Market Opportunities

New applications for wireless access technologies are developing at both ends of the spectrum. On the lower end of the frequency range at 2.4 GHz and 5.8 GHz, the 802.11 specifications commonly referred to as “Wi-Fi” are becoming a de facto standard for short range wireless computing. Business professionals, students, and mobile professionals are embracing the technology as the method of choice for connecting to the Internet and corporate networks in a mobile setting, and while moving about in office buildings and campuses. Wi-Fi enabled devices are expected to nearly double from 20 million shipments in 2002 to 35 million in 2003, and is expected to represent a $3.7 billion business in 2005. Although Endwave’s core competencies lie at frequency ranges above 10 GHz, we believe that the broad adoption of Wi-Fi technology will create demand for high capacity backhaul links from the WiFi access point back to the local switching office, and similar to the cellular backhaul market, will drive demand for Wi-Fi backhaul in licensed bands that are in Endwave’s frequency regime.

At the higher end of the spectrum, new interest at 70 GHz and 80 GHz is emerging in the form of request for the Federal Communications Commission (“FCC”) to allocate 5 GHz of spectrum in both bands for broadband access. A filing by Loea Communications requesting rulemaking at 70 GHz (71-76 GHz) and 80 GHz (81-86 GHz) has caused many industry leaders to watch this development closely. Cisco Systems, on behalf of Bridgewave, Ceragon Networks, Endwave Corporation, Loea Communications, and Stratex Networks has filed comments with the FCC for proposed rulemaking for these bands. It is expected that the FCC will rule on this matter in the next 6-12 months. If allocated as currently proposed, this spectrum would be well suited to deliver data rates of 1-10 Gbps over distances of approximately 2 kilometers. This distance and data rate capability make the technology well suited to serve the 75% of the 750,000 business buildings that are within 1 mile of the nearest fiber connection and cannot practically access the fiber. Although there is no certainty that spectrum will be allocated at these frequencies, or how it’s allocation may impact the business potential, we are one of a few companies that is capable of designing, developing, testing and manufacturing the RF front end for these high frequency wireless systems.

Our Solution

As a provider of RF subsystems, we design and manufacture a broad portfolio of products, from RF modules to fully integrated transceivers and outdoor units and strive to provide our customers, original equipment manufacturers and wireless systems integrators, with the products, resources and services that they need to be successful in this changing environment. We provide:

Superior performance through technological leadership.    Technological leadership begins with the people, their capabilities and their experience. We have a large technical team with broad expertise in device physics, semiconductor device design, circuit design, component and/or subsystem design, test engineering and other critical disciplines. Our technical leadership enables us to optimize our products for critical performance factors that are important to our customers. We provide the technology to optimize such key parameters as spectral efficiency, which is the rate at which data can be transmitted in a given segment of the radio frequency spectrum. We have extensive experience in the design of RF devices based on gallium arsenide, the semiconductor material most widely used in broadband wireless access applications as well as other less commonly used RF semiconductor materials. This design expertise gives us the flexibility to optimize our product designs because we are not limited to standard, commercially available semiconductor devices. We use third-party semiconductor fabrication facilities to manufacture the gallium arsenide and other semiconductor devices we design. Our use of third-party semiconductor facilities gives us the flexibility to use the process technology that is best suited for each application and eliminates the need for us to invest in and maintain our own fabrication facilities.

Path to low cost through multiple circuit technologies.    With our proprietary circuit and process technologies, coupled with our world-class manufacturing processes, we are able to provide better solutions related to our customers’ volume and cost requirements. We employ three distinct circuit technologies as appropriate to meet the needs of our customers and their specific project, including traditional Hybrid Microwave Integrated Circuits (HMIC), Monolithic Microwave Integrated Circuits (MMIC), and Flip Chip Integrated Circuits (FCIC). HMICs, have many bond wires that must be individually tested and adjusted, or tuned, during the manufacturing process. Our MMIC circuits eliminate most of the bond wires used in HMICs, allowing us to produce them using automated assembly techniques. Our patented FCIC technology enables us to design and manufacture RF circuits with less gallium arsenide material than a typical MMIC circuit and significantly fewer wire bonds than HMICs. As a result, FCIC circuits lend themselves to high-volume, automated manufacturing processes for applications characterized by very high unit volumes. These circuit advantages, coupled with our award winning “lean manufacturing” process have allowed us to significantly reduce costs.

Short product design cycle.    We have developed an extensive library of RF circuit and device designs that allow us to rapidly and economically combine standard circuits and devices into custom assemblies to quickly satisfy the various performance and frequency requirements of our customers. We have the expertise and facilities to take advantage of traditional circuit manufacturing technologies to rapidly prototype and test a new design. After prototyping in traditional HMIC technology, we can update the design to utilize MMIC, or our proprietary FCIC technology for lower cost and high volume manufacturing. We believe that this ability to migrate from prototype to volume production in a short period of time is an important competitive advantage.

Broad product portfolio.    We offer a range of products at multiple levels of integration, from single function RF modules to integrated transceivers, to address most any customer need. This allows our customers to select the products that best complement their internal capabilities and manufacturing requirements. Our product design capability supports a broad range of frequencies, from 1 GHz to 100 GHz, and addresses multiple market applications. This enables our customers to rapidly design products for new frequencies or applications.

Scalable manufacturing with high volume production capability.    We believe we are one of the largest suppliers of RF subsystems focused on broadband wireless solutions. Our traditional manufacturing approach allows our customers to develop new products in relatively small quantities during the early stages of development. As their design becomes proven and is moved into production, these products can either be maintained with traditional assembly approaches, moved into an automated process where volumes justify this transition, or moved to our offshore manufacturing facility. Our advanced assembly and testing capabilities and multiple production lines allow us to rapidly achieve high volume production to meet our customers’ increasing volume demands. We have a long-term gallium arsenide device supply agreement with Velocium, a former wholly-owned subsidiary of TRW which is now an operating unit of Northrop Grumman Space and Mission Systems Corp., which further enhances our manufacturing capabilities and ensures an adequate supply of gallium arsenide devices.

Logistical flexibility.    We provide our customers with a high degree of logistical flexibility through the use of multi-year frame agreements with logistical plans that are tailored to their individual needs. These frame agreements usually cover a variety of products and frequencies, with varying degrees of flexibility on quantities and delivery rates. This allows our customers to rapidly adjust to the changing demands of their market.

High quality.    Our customers, whether focused in telecommunications, defense or other adjacent markets, expend considerable financial and human resource to develop and introduce new products. Understandably, they have high demands for quality and reliability once they’ve completed their development and are preparing to take their product to market. Many customers find it necessary to design their systems so they will operate 99.99% or even 99.999% of the time. Our careful design, advanced manufacturing and ISO 9001 certified facilities are intended to provide the high reliability required for today’s commercial systems.

Our Strategy

Our objective is to be the leading global supplier of RF subsystems for broadband wireless applications. We intend to become the RF subsystem supplier of choice for broadband wireless systems built by the leading companies in telecommunications and other markets. The major elements of our strategy include:

Maintain and expand our strong position in our core market.    The majority of our revenue is derived from production of low and medium data rate radios, in the 10 to 40 GHz frequency range, for use in cellular backhaul systems. Today this represents the largest and one of the most stable portions of the market. We intend to maintain and expand our penetration in these areas, both in terms of current and new customers, customer programs, and frequency ranges.

Extend our technological leadership.    We will continue to invest in “next generation” research and development, maintain our team of the most talented engineers and scientists, and build on our manufacturing technologies.

Provide our customers with increased logistical flexibility.    In this uncertain market, it is difficult for our customers to predict exact products, frequencies and quantities. By developing broader band circuits and by using multi-product, multi-year supply agreements, flexible logistics plans and short manufacturing cycles, we enable our customers to quickly respond to market demands.

Target new frequencies and emerging applications.    We currently offer a wide range of products that support the principal frequency bands currently used for broadband wireless backhaul and access, and defense applications. We intend to offer products for higher data rate radios, new frequency bands and emerging market applications as opportunities arise.

Provide best-in-class manufacturing capability.    Our circuit design, manufacturing and testing processes and continuous improvement programs have helped to bring manufacturing innovations to an industry that has historically utilized labor-intensive manufacturing techniques. We will continue to improve our lean manufacturing methods that have produced significant cost reductions and significantly higher outputs with fewer employed assets.

Reduce costs through offshore manufacturing.    We have responded to customer and market requirements for lower cost solutions with the establishment of a partnership with a world-class manufacturing facility in Southeast Asia. Within that facility we utilize both a standard contract manufacturing line managed by our partner and an Endwave managed manufacturing line. This partnership and the product manufacturing is managed by our full-time, in-country management team with extensive experience in process engineering and manufacturing management. We draw on the local economy to obtain lower cost of materials, labor, and facilities than is available in the United States.

Maintain rapid design and prototyping capability.    We intend to maintain our ability to rapidly design and prototype new products that meet our customers’ needs. We believe we can achieve this with our multiple design and manufacturing techniques.

Leverage strategic relationship with Velocium.    Our supply agreement with Velocium, a former wholly-owned subsidiary of TRW which is now an operating unit of Northrop Grumman, provides us with a long-term supply of gallium arsenide devices at preferred cost. We believe that our supply of these devices from Velocium is a competitive advantage because the supply of gallium arsenide devices may become constrained in the future as the broadband wireless access market grows. In addition, we have access to Velocium’s research and design expertise in the areas of RF and digital circuit design technologies as well as advanced semiconductor materials. We believe this access represents a significant competitive advantage.

Balance production capacity to market demand.    The demand for RF products is volatile. As the demand varies, we will adjust our manufacturing capacity to meet market demand. We have flexible facilities and equipment so adjusting to changes in market demands is largely a matter of adjusting work force levels accordingly.

Secure new design wins to expand and diversify our customer base.    We intend to use our technology, skilled design teams, short design cycles and manufacturing capability to secure new designs wins with new and existing customers, with special attention to those top 10 microwave radio suppliers who represent over 90% of the total demand.

Use our unique strengths to further penetrate adjacent markets.    We have unique technology, experience, and capabilities in the design of high volume microwave modules and subsystems in the 10 to 100 GHz frequency range. These are attributes that are useful in other adjacent markets such as instrumentation, scientific, automotive radar, security, fiber optics and military systems. We will continue to pursue additional opportunities in these adjacent markets where our technologies are advantageous.

Pursue additional acquisitions where appropriate.    In order to achieve our goal of being the leading global supplier of RF subsystems, we intend to continue to pursue additional acquisition opportunities that are strategically advantageous and financially accretive.

Products

Our products include amplifiers, multipliers, frequency converters, oscillators, frequency synthesizers, integrated transceivers and outdoor units (ODUs) that enable the transmission and reception of data signals in communication applications such as cellular backhaul, broadband wireless access, and network trunking; as well as other adjacent markets requiring these technologies and products. In addition to those products designed and developed by Endwave, we also provide “build-to-print” manufacturing services for products that have been designed by our customers. While the majority of our existing customers are wireless systems integrators and original equipment manufacturers serving the broadband wireless market, a portion of our revenues are derived from customers who use our products to satisfy needs for military, instrumentation, scientific and other adjacent markets.

Transceivers are our core product offering, representing approximately 85% of our net revenues for 2002. Transceivers are a critical subsystem found in microwave and millimeter wave radios. These subsystems function as the heart of the wireless system by combining transmit and receive functions in a single package, which gets built into the overall radio system. Endwave specializes in high frequency transceivers in the range of 10 GHz to 60 GHz, for point-to-point and point-to-multipoint communications applications.

Customers

We sell our products primarily to global wireless systems integrators and original equipment manufacturers. During 2002 we shipped products to more that 90 different customers. The ten customers that attributed the greatest proportion of our revenues in the year ended December 31, 2002, were:

Allgon AB	Sweden
Anritsu Corporation	USA
Lockheed Martin Corporation	USA
Microelectronics Technology, Inc. (MTI)	Taiwan
Nokia Networks	Finland
Northrop Grumman Space and Mission Systems Corp.	USA
Siemens AG	Italy
Stratex Networks, Inc.	USA
TASC, Inc.	USA
Witcom Ltd.	Israel

A relatively limited number of customers have historically accounted for a substantial portion of our sales. For the years ended December 31, 2002 and 2001, sales to our largest customer, Nokia, accounted for 71% and 67% of our total revenue, respectively. For the year ended December 31, 2000, sales to Nokia, Nortel and Hughes Network Systems accounted for 32%, 25% and 21% of total revenue, respectively. There were no other customers that accounted for more than 10% of our revenues.

The rapid and severe downturn for the United States economy and the telecommunications industry, beginning in late 2000, has affected growth in demand for our customers’ products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is also experiencing reduced demand. This decreased demand has led to reduced order forecasts from some of our customers. In February 2002, we announced lower than expected revenue outlook for 2002, primarily due to reduced demand and inventory reduction at a major customer. There can be no certainty as to the degree of the severity or duration of this economic downturn or the demand in the telecommunications industry. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Asia, Europe and other countries and geographic regions. We also cannot predict whether any significant customer in prior periods will continue to be a significant customer in future periods. We expect that a high percentage of our product sales will continue to be to a rather limited number of customers in the foreseeable future.

Sales

Product sales were $22.1 million, $33.5 million, and $39.8 million for 2002, 2001, and 2000 respectively. Shipments to international customers accounted for 76.6%, 72.6% and 23.4% of total product sales in 2002, 2001 and 2000, respectively. Additionally, many of our customers sell their products, which incorporate components and subsystems sold by us, outside the United States.

Competition

Competition in the market for RF subsystems for broadband wireless access systems is intense. In the markets for RF modules, transceivers and outdoor units, we primarily compete with, among others, the following merchant suppliers:

Eyal Microwave	Israel
Filtronics PLC	UK
Forem (A division of Allen Telecom)	Italy
Millitron Inc.	Korea
Mitel	Italy
Microelectronics Technology, Inc. (MTI)	Taiwan
REMEC, Inc.	USA
Teledyne Technologies Incorporated	USA
Thales Group SA	France
Xytrans Inc.	USA

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

We are committed to providing superior product performance, logistical flexibility and manufacturing excellence, as we believe these factors are critical to our customers’ decision to purchase our products. We believe that the cost structure of our products is competitive in each of our target markets. Many factors contribute to the final pricing of our products, including the costs for customer-specific designs, the scale of production, and the logistical arrangements.

We believe we are well positioned to compete effectively in our chosen markets. However, some of our current and potential competitors are substantially larger than us and have greater financial, technical, manufacturing and marketing resources. If we were unable to compete successfully, our future operations and financial results would be harmed.

Backlog

Our order backlog consists of a combination of standard purchase orders, annual purchase agreements and multi-year frame agreements. The large majority of our orders are multi-year frame agreements with major commercial OEMs. These frame agreements usually include an estimate of the expected annual quantities during the contract and include a logistics plan that provides for a monthly rolling forecast of usage from the customer. These forecasts, however, are primarily for material and capacity planning purposes and are subject to significant changes from month to month and quarter to quarter. The logistics plans generally allow the customers a high degree of flexibility in changing, rescheduling or canceling forecasted requirements. Because these customers are only required to take delivery of the “firm” portion of the forecasts, which is usually a month, more or less, they have the ability to significantly change forecasted delivery dates and quantities. For these reasons we believe that backlog is not a reliable indicator of future revenue.

Backlog includes all purchase orders and contracts for products with expected delivery dates through December 31, 2003. Our backlog at March 21, 2003 was approximately $19.2 million as compared to a backlog of $24.4 million as of March 15, 2002. The decrease in backlog is attributable to the more conservative forecasts from our customers for requirements through the rest of 2003. There can be no assurance that the current backlog will necessarily lead to actual sales in any future period. Of our current backlog, approximately 60.5% is attributable to orders received from Nokia. If we were to lose this customer or if orders by Nokia or other customers were to decrease or be delayed, our operating results and financial condition would be harmed.

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

Patents and Intellectual Property Rights

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. Nevertheless, these measures may not be adequate to safeguard the proprietary technology underlying our products. As of December 31, 2002, we had 36 United States patents issued and 26 foreign patents issued. Our issued patents include those relating to basic circuit and device designs, semiconductors, our proprietary “flip-chip” circuit technology and various circuit and system designs. In addition, we jointly hold seven patents with AT&T pertaining to sectorized communications systems and jointly hold one patent with Superconducting Supertechnologies, Inc. relating to satellite communications. Our issued patents expire between 2013 and 2018. Of all our patents, we consider two patents relating to our flip-chip circuit technology and a patent relating to our YIG oscillator technology to be the most valuable. With regard to our pending patent applications, no patents may be issued as a result of these or any future applications. If they are issued, any patent claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents may be challenged, invalidated or circumvented, and any right granted hereunder may not provide meaningful protection to us. The failure of any patents to provide protection to our technology might make it easier for our competitors to offer similar products and use similar manufacturing techniques.

We generally enter into confidentiality and assignment of rights to inventions agreements with our employees, and confidentiality and non-disclosure agreements with our strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in other countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States. We occasionally agree to incorporate a customer’s or supplier’s intellectual property into our designs, in which cases we have obligations with respect to the non-use and non-disclosure of that intellectual property. We also license technology from Velocium, a former wholly-owned subsidiary of TRW which is now an operating unit of Northrop Grumman Space and Mission Systems. There are no limitations on our rights to make, use or sell products we may develop in the future utilizing the technology licensed to us by Velocium, provided that the products are for commercial customers and non-satellite applications.

Steps taken by us to prevent misappropriation or infringement of our intellectual property or the intellectual property of our customers may not be successful. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Litigation of this type could result in substantial costs and diversion of our resources.

The wireless access industry is characterized by vigorous protection and pursuit of intellectual property rights. We have received, and may receive in the future, notices of claims of infringement of other parties’ proprietary rights. In addition, the invalidity of our patents may be asserted or prosecuted against us. Furthermore, in a patent or trade secret action, we could be required to withdraw the product or products as to which infringement was claimed from the market or redesign products offered for sale or under development. We have also at times agreed to indemnification obligations in favor of our customers and strategic partners that could be triggered upon an allegation or finding of our infringement of other parties’ proprietary rights. These indemnification obligations would be triggered for reasons including our sale or supply to a customer or strategic partner of a product which was later discovered to infringe upon another party’s proprietary rights. Irrespective of the validity or successful assertion of such claims we would likely incur significant costs and diversion of our resources with respect to the defense of such claims. To address any potential claims or actions asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. However, in such an instance, a license may not be available on commercially reasonable terms, if at all.

Research and Development

The goals of our research and development efforts are to reduce the cost and increase the functionality and performance of our products, while adapting them to the specifications required of our customers and of new markets for our products. In addition, substantial efforts have been devoted to the development of efficient manufacturing methods necessary for competitive pricing and improved gross margins of our products, while maintaining high quality standards required by our customers. Other development efforts include expansion of existing product families and initiatives to combine products from our various complementary product lines to create additional functionality.

We believe that our future success will depend on our ability to continue to enhance and cost reduce our existing products, and to develop and introduce new products to maintain our technological leadership and meet a wider range of customer needs. However, as a business we recognize the need to balance research and development spending with running a profitable business and have reduced our research effort accordingly. Our research and development and related engineering expenses were approximately $9.2 million, $14.2 million, and $9.7 million in each of 2002, 2001, and 2000 respectively. The decrease in 2002 spending was primarily the result of staff reductions associated with matching our research and development spending to the current needs of the industry.

Employees

As of December 31, 2002, we had 137 full-time employees, including 80 in manufacturing, 22 in product and process engineering, 15 in sales and marketing and 20 in general and administrative. Our employees are not subject to any collective bargaining agreement with us and we believe that our relations with our employees are good.

Available Information

Our principal executive offices are located at 990 Almanor Avenue, Sunnyvale, California 94085, and our main telephone number is (408) 522-3100. Investors can obtain access to this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, free of charge, on our website at http://www.endwave.com as soon as reasonably practicable after such filings are electronically filed with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Risk Factors

Stockholders or potential investors considering the purchase of shares of our common stock should carefully consider the following risk factors, in addition to other information contained in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial could also impair our business operations.

We expect to continue incurring operating losses and may not be profitable in the future.

We have not achieved profitability to date and may not achieve or sustain profitability in the future. Our failure to achieve profitability within the time frame that investors expect may cause the market price of our common stock to decline in the future. We had net losses of $31.0 million, $156.7 million and $59.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. While we restructured during 2001, revenues declined further which resulted in an additional restructuring in 2002. There is no guarantee that these restructuring actions will enable the Company to achieve profitability in the future.

As a result of the merger with TRW Milliwave in March 2000, we may be limited in our ability to utilize any of our net operating loss carryforwards generated prior to the merger to offset any future taxable income we may have.

Until the last quarter of 2002, our cost of product revenues has exceeded our product revenues due in part to the historically low volumes of products we have sold and our investments in manufacturing capacity. We may be unable to maintain positive gross margins on product revenues or increase revenues sufficiently to achieve overall profitability.

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

We depend, and expect to remain dependent, on a small number of wireless systems integrators for sales of our products. If our customers reduce orders for our products, we could lose revenues and suffer damage to our reputation in the industry. In February 2002, we announced lower than expected revenue outlook for 2002, primarily due to reduced demand and inventory reduction at a major customer. For the year ended December 31, 2002, sales to Nokia, Stratex Networks, Siemens and accounted for 80.2% of total revenues. For the year ended December 31, 2001, sales to Nokia accounted for 67% of total revenue. For the year ended December 31, 2000, Nokia, Nortel and Hughes Network Systems accounted for 78% of total revenue.

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

Until recently, our cost of product revenues has exceeded our product revenues, and because we expect competitive conditions will force us to reduce prices in the future, we must achieve further cost reductions in order to maintain positive gross margins and become profitable.

As a combined company, including results on a pro forma combined basis prior to March 31, 2000, our cost of product revenues has exceeded our revenues and, accordingly, we have reported negative gross margins since inception until the fourth quarter of 2002. If we are not able to continue to reduce our per-unit cost of product revenues to a sufficient degree, we will not become profitable. We expect market conditions, particularly declining prices for competing broadband access solutions, will force us to reduce our prices in the future. In order to reduce these costs, we must migrate our products to designs that require lower cost materials, improve our manufacturing efficiencies and successfully move production to low cost, off shore locations. The combined effects of these actions may not be sufficient to achieve the cost reductions needed to maintain positive gross margins and to achieve profitability.

Our operating results have historically fluctuated significantly and are likely to continue to do so in future periods. These results may fail to meet the expectations of securities analysts or investors, causing our stock price to fall.

Our quarterly and annual operating results are difficult to predict and are likely to continue to fluctuate significantly from period to period. It is likely that our operating results in one or more future quarters may be below the expectation of security analysts and investors. In that event, the trading price of our common stock almost certainly would decline. Our operating results may fluctuate for many reasons, including, but may not limited to:

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

Our products are highly technical and accordingly our sales efforts involve a collaborative and iterative process with our customers to determine their specific requirements and design an appropriate solution. Depending on the product, the typical product development and sales cycle can take anywhere from three to twelve months, and we incur significant expenses as part of this process without any assurance of resulting revenues. During the product development phase, our engineers typically work with the customer to define the product and design a prototype product for the customer to evaluate. We generate revenues only if our product is selected for incorporation into a customer’s system and that system is accepted in the marketplace. If our product is not selected, or the customers development program is discontinued, we generally will not have an opportunity to sell our product to that customer until that customer develops a new generation of its system. For example, in 1998, we began the development of complete outdoor units for use in point-to-multipoint applications. Through 2000 we expended significant development funds on these products. While the ODUs were incorporated into the customers system, there was little market demand for the end product at its price and performance level. In the past, we have had difficulty meeting some of our major customers’ stated volume and cost requirements. The length of our product development and sales cycle makes us particularly vulnerable to the loss of a significant customer or a significant reduction in orders by a customer because we may be unable to quickly replace the lost or reduced sales.

We may not be able to design our products as quickly as our customers require, which could cause us to lose sales and may harm our reputation.

Existing and potential customers typically demand that we design products for them under difficult time constraints. In the current market environment, the need to respond quickly is particularly important. If we are unable to commit the necessary resources to complete a project for a potential customer within the requested timeframe, we may lose a potential sale. Our ability to design products within the time constraints demanded by a customer will depend on the number of product design professionals who are available to focus on that customer’s project, and the availability of professionals with the requisite level of expertise may be limited.

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

At times in the past, we have not produced products in the volume requested by our customers. In the future, we may not be able to manufacture products and deliver them to our customers at the times, and in the volumes they require. If we fail to manufacture and deliver products in a timely fashion, our reputation may be harmed, we may jeopardize existing orders and lose potential future sales and we may be forced to pay penalties to our customers. Manufacturing delays and interruptions can occur for many reasons, including, but not limited to:

•	lack of sufficient capacity;

•	the failure of a supplier to deliver needed components on a timely basis, or with acceptable quality;

•	poor manufacturing yields;

•	labor disputes;

•	manufacturing personnel shortages;

•	equipment failures;

•	natural disasters;

•	transportations disruptions;

•	acts of terrorism;

•	infrastructure failures; and

•	political instability.

The manufacturing of our products is complex. The yield, or percentage of products manufactured that conform to required specifications, can decrease for many reasons, including materials containing impurities, equipment not functioning in accordance with requirements or human error. If our yield is lower than we expect, we may not be able to deliver products on time or at the required rate.

We rely heavily on our Southeast Asia off shore manufacturing partners to produce product for us. If our partners are unable to produce product in sufficient quantities or with adequate quality or they choose to terminate our partnership arrangements, we may not be able to fulfill our production commitments to our customers, which could cause us to lose sales or incur penalties and would harm our reputation.

As part of our operating strategy, we partially or wholly outsource the assembly and test of some of our subassemblies and finished products to off shore partners located in Southeast Asia. We plan to continue this arrangement as a key element of our operating strategy. If these vendors do not provide us with high quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis. Factors that could result in an interruption of supply from our off shore partners include, but may not be limited to:

•	changes in local regulations and government policy;

•	currency fluctuations;

•	lack of sufficient capacity;

•	the failure of a supplier to deliver needed components on a timely basis, or with acceptable quality;

•	poor manufacturing yields;

•	labor disputes;

•	manufacturing personnel shortages;

•	equipment failures;

•	natural disasters;

•	transportation disruptions;

•	acts of terrorism;

•	infrastructure failures; and

•	political instability.

In the event of an interruption of supply from our offshore partners, our reputation may be harmed and we may lose potential future sales.

Our reliance on Velocium and other third-party semiconductor providers to manufacture our gallium arsenide devices may cause a significant delay in our ability to fill orders and limit our ability to assure product quality and control costs.

We do not own or operate a semiconductor fabrication facility. We currently rely on the semiconductor fabrication facilities of Velocium, a former wholly-owned subsidiary of TRW which is now an operating unit of Northrop Grumman Space and Mission Systems Corp., and other third parties to manufacture substantially all of the gallium arsenide and other semiconductor devices incorporated in our products. The loss of our relationship with any of these third parties or our use of their semiconductor fabrication facilities, particularly Velocium’s facility, and any resulting delay or reduction in the supply of gallium arsenide devices to us, will impact our ability to fulfill customer orders and could damage our relationships with our customers. In connection with our merger with TRW Milliwave, we entered into a supply agreement with Velocium for these devices and expect to obtain a substantial portion of our gallium arsenide devices from Velocium in the foreseeable future. The commercial terms of this agreement were renegotiated in March of 2002 and the agreement expires in December of 2005.

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

Since we do not own or control any of these third party semiconductor suppliers, any change in the corporate structure or ownership of the corporations that own these foundries, could have a negative effect on our future relations and ability to negotiate favorable supply agreements.

Our reliance on these third-party suppliers involves several additional risks, including reduced control over manufacturing costs, delivery times, reliability and quality of the products incorporating these devices. The fabrication of semiconductor devices is a complex and precise process. There are many factors that can cause a substantial percentage of wafers to be rejected or numerous devices on a wafer to be nonfunctional including, but not limited to:

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

We currently purchase a number of components, some from single source suppliers for which alternative sources may not be readily available, including, but not limited to:

•	electronic filters;

•	circuit carrier assemblies;

•	voltage control oscillators;

•	semiconductor devices;

•	yitrium iron garnet components;

•	magnetic components; and

•	frequency references.

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

Because we do not have long-term commitments from many of our customers, we must estimate customer demand, and changes in our estimates would have negative effects on our inventory levels and revenues.

The rapid and severe downturn for the United States economy and the telecommunications industry, beginning in late 2000, has affected growth in demand for our customers’ products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is experiencing reduced demand. This decreased demand has led to fluctuating order forecasts from some of our customers, particularly those in the point-to-multipoint market. There can be no certainty as to the degree of the severity or duration of this economic downturn or the demand in the telecommunications industry. We also cannot predict the extent and timing, of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Asia, Europe and other countries and geographic regions.

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

Because we may expand our manufacturing capacity in advance of demand, our manufacturing facilities may continue to be underutilized, which may harm our operating results.

As part of our strategy, we may expand our manufacturing capacity beyond the level required for our current sales. As a result, our manufacturing facilities in the future may continue to be underutilized from time to time. We expand our manufacturing capacity based on industry projections for future growth. Even if the broadband wireless industry experiences significant growth, we could still be unsuccessful in selling our products and growing along with the industry. If demand for our products does not increase significantly, underutilization of our manufacturing facilities will likely continue and could harm our profitability and other operating results. Conversely, if we do not maintain adequate manufacturing capacity to meet demand for our products, we will lose opportunities for additional sales. Any failure to have sufficient manufacturing capacity to meet demand would harm our market share and operating results.

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

During 2001, we provided $4.3 million for warranty charges to cover repairing transceivers, sold to our largest customer, that have been identified to have a potentially faulty electronic component supplied by one our vendors. While we believe the cause of the component’s out of specification performance has been identified and corrected, we cannot guarantee that there will not be future specification performance problems with components supplied by vendors or that we will not take further warranty charges in future periods.

Some of the contracts that we have entered into or assumed during acquisitions may contain clauses making Endwave liable for consequential damages or other indirect costs that customers may incur. These indirect costs may be significantly higher than the cost of repair or replacement of the Endwave product.

We typically warrant our products for a period of one to three years, during which time we have the option to repair or replace any faulty products that are returned to us during the warranty period. In addition, some contracts require that if there are hidden or latent defects, or defects that appear after the warranty period which could not be detected during normal inspection, we shall undertake any and all necessary corrective actions, including but not limited to redesigning the parts and replacing defective parts in the field. If mutually agreed, repair or replacement of defective units can be undertaken by the customer, who we shall compensate for actual costs.

Some radios incorporating our transceivers and manufactured and shipped by one of our customers are experiencing degraded performance after installation in the field. The cause of the degradation has been identified to be a faulty electronic component supplied by one of our vendors. We believe the cause of the component’s out of specification performance has been identified and corrected. Although the transceiver products were delivered under a contract between Endwave and the customer, the component supplier has agreed to compensate our customer for the “indirect costs” associated with the repair and replacement of the degraded radios and modules. These “indirect costs” include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in the radio. Subsequently we have reached an agreement with the component supplier to share a portion of these repair and replacement costs. During 2001, we provided $4.3 million for warranty charges to cover the actual repair of the transceivers containing faulty components. While we believe that this reserve is adequate to cover our actual repair costs, it may not be adequate to fully cover all liability for our share of the “indirect costs” for which our supplier may be responsible.

Any failure to appropriately protect our intellectual property could reduce or eliminate any competitive advantage we have.

Our success will depend, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. Nevertheless, these measures may not be adequate to safeguard the proprietary technology underlying our products. With regard to our pending patent applications, no patents may be issued as a result of these or any future applications. If they are issued, any patent claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents may be challenged, invalidated or circumvented, and any right granted hereunder may not provide meaningful protection to us. The failure of any patents to provide protection for our technology might make it easier for our competitors to offer similar products and use similar manufacturing techniques.

We generally enter into confidentiality and assignment of rights to inventions agreements with our employees, and confidentiality and non-disclosure agreements with our strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable, limited, or unenforceable outside of the United States, Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in other countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States or to discontinue support of existing patents, copyrights or trademarks within the United States or foreign countries. We occasionally agree to incorporate a customer’s or supplier’s intellectual property into our designs, in which cases we have obligations with respect to the non-use and non-disclosure of that intellectual property.

We also license technology from Velocium, a former wholly-owned subsidiary which is now an operating unit of Northrop Grumman Space & Mission Systems. There are no limitations on our rights to make, use or sell products we may develop in the future utilizing the technology licensed to us by Velocium, provided that the products are for commercial customers and non-satellite applications.

Steps taken by us to prevent misappropriation or infringement of our intellectual property or that of our customers may not be successful. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Litigation of this type could result in substantial costs and diversion of our resources.

As part of the strategy for the growth and expansion of our business, we may make additional acquisitions that could disrupt our business and severely harm our financial condition.

As part of our business strategy, we may invest in or acquire other businesses, technologies or assets, or enter into strategic relationships with third parties. For future acquisitions, we may issue additional stock, incur debt, assume liabilities, incur amortization expenses related to goodwill and other intangible assets or incur large and immediate write-offs. With the exception of the integration of operations experienced following our merger with TRW Milliwave, our acquisition of certain assets of M/A-COM from Tyco Electronics, our acquisition of the broadband assets of the Fixed Wireless division of Signal Technology Corporation and our acquisition of certain assets of Arcom, we have limited experience in integrating acquired businesses with our existing business. Our operation of any acquired businesses would involve numerous risks, including, but not limited to:

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

We depend on our key personnel. Skilled personnel in our industry can be in short supply. If we are unable to retain our current personnel and hire additional qualified personnel, our ability to develop and successfully market our products would be harmed.

We believe that our future success will depend upon our ability to attract, integrate and retain highly skilled managerial, sales and marketing, research and development and manufacturing personnel. Skilled personnel in our industry can be in short supply, so to attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to other stockholders. We may also be required to pay significant base salaries and cash bonuses to attract and retain skilled personnel, which could harm our operating results. In addition, prospective employees, given the current volatility of the stock prices of technology focused companies, could perceive the stock option component of our compensation package overly risky and require more significant salary or cash bonus incentives for that reason.

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

For the years ended December 31, 2002, 2001, and on a pro forma basis giving effect to our merger with TRW Milliwave for the year ended December 31, 2000, 76.6%, 71.3% and 21.6%, respectively, of our revenues were derived from sales invoiced and shipped to customers outside the United States. In addition, some of our United States based customers may sell products, which incorporate our products, into international markets. Adverse international economic conditions or developments could in the future negatively affect our revenues and sales by our customers into these regions, which would impact our revenues. In addition to the uncertainty as to our ability to maintain and expand our international presence, there are certain risks inherent in foreign operations, including, but not limited to:

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

We currently transact business only in U.S. dollars. In the future, economic or competitive situations may require us to conduct business in other currencies. If this were to happen, we could become subject to currency exchange rate volatility, which could have an adverse impact on our operating results and financial condition.

We conduct all of our current business in U.S. dollars. In the future, economic conditions or competitive pressures may require us to sell product in other currencies, especially the Euro because of the high concentration of current and potential customers in countries that have adopted the Euro. If this were to occur and our contracts did not provide currency protection, we could experience significant currency exchange rate volatility. That volatility could have serious impacts on the dollar value of our sales and subsequently on our operating results and financial condition.

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

The broadband wireless access industry is new and its future is uncertain. If significant demand for this technology does not develop, it will limit our ability to grow our revenues.

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

Broadband wireless access technology is new and relatively unproven in the marketplace. This technology may prove unsuitable for widespread commercial deployment, in which case it is unlikely we could generate enough revenues to obtain and sustain profitability. Many factors will influence the success or failure of broadband wireless access technology, including, but not limited to:

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

Many competing technologies serve our broadband access market, and if the broadband wireless access technologies upon which our products are based do not succeed as a solution for broadband access, we may not be able to sustain or grow our business.

Providers of broadband wireless access solutions compete with providers of other high speed solutions, including digital subscriber lines, cable, fiber and other high-speed wire, satellite and wireless technologies. Many of these alternative technologies use existing installed infrastructure and have achieved significantly greater market acceptance and penetration than broadband wireless access technologies. Moreover, current broadband wireless access technology has inherent technical limitations that may inhibit its widespread adoption in many areas, including the need for line-of-sight installation and reduced communication distance in bad weather. In addition, the need for communications service providers to obtain the rights to install broadband wireless access equipment on rooftops and in other locations may inhibit its widespread adoption. We expect broadband access technologies to face increasing competitive pressures from both current and future alternative technologies. In light of these factors, many communications service providers may be reluctant to invest heavily in broadband wireless access solutions and, accordingly, the market for these solutions may fail to develop or may develop more slowly than we expect. Either outcome would limit our sales opportunities.

The broadband wireless access infrastructure equipment industry is intensely competitive, and our failure to compete effectively could reduce our revenues and margins.

Competition in the market for RF subsystems for broadband wireless access systems is intense. In addition, new entrants to the market can emerge and become significant competitors. Some new competitors have been formed by acquiring assets of failed or disbanded companies. Generally, these assets have been acquired at prices much lower than normally expected and this may give these new entrants a cost advantage.

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

There are also wireless systems integrators, for example, Ericsson, that design and manufacture their own RF subsystems for internal use. To the extent wireless systems integrators presently, or may in the future, produce their own RF subsystems, we lose the opportunity to gain a customer and the related sales opportunities. Conversely, if they should decide to outsource their requirements, we may have new opportunities.

Many of our current and potential competitors are substantially larger than us and have greater financial, technical, manufacturing and marketing resources. If we were unable to compete successfully, our future operations and financial results would be harmed. For more information with reference to competition, please see the section entitled Competition, above.

We must adapt to the rapid technological changes inherent in the broadband wireless access industry in order to succeed.

In order to succeed, we must improve current products and develop and introduce new products that are competitive in terms of price, performance and quality and that adequately address the changing requirements of wireless systems integrators, their customers and subscribers and emerging industry standards. To accomplish this, we make substantial investments in the research and development of new products for and improvements to existing products. If these investments do not result in competitive products that generate large volume orders, we may be unable to generate sufficient revenues to achieve profitability. Our research and development expenses were $9.2 million and $14.2 million for the years ended December 31, 2002 and 2001 respectively. On a pro forma basis giving effect to our merger with TRW Milliwave, our research and development expenses were $12.6 million in the year ended December 31, 2000. We intend to continue to incur substantial research and development and product development expenses. It is possible that these investments will not generate product revenues sufficient to offset the original investment expense.

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

The price of our common stock has fluctuated widely since our initial public offering in October 2000. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:

•	our financial performance or the performance of our competitors;

•	technological innovations or other trends or changes in the broadband wireless access industry;

•	successes or failures at significant product evaluations or site demonstrations;

•	the introduction of new products by us or our competitors;

•	the arrival or departure of key personnel;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	changes in estimates of our performance or recommendations by securities analysts;

•	decisions by major participants in the communications industry not to purchase products from us or to pursue alternative technologies;

•	decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry;

•	market conditions in the industry, the financial markets and the economy as a whole; and

•	because a small percentage of our stock is owned by public stockholders, it trades in low volumes which could cause volatility in our share price.

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

The NASDAQ has a $1.00 per share minimum closing bid price requirement, pursuant to which our common stock could be de-listed from the NASDAQ National Market if its closing bid price is below $1.00 for 30 consecutive trading days and does not subsequently trade above $1.00 for 10 consecutive trading days. There can be no assurance that our closing bid price will be above the Nasdaq requirements for the necessary time periods mandated by the NASDAQ National Market.

If we are unable to meet the NASDAQ requirements to maintain listing on the NASDAQ National Market our common stock could trade on the NASDAQ SmallCap Market, the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, will be adversely impacted as a result.

Our ability to achieve our business goals is substantially dependent on our access to sufficient capital.

If we do not have sufficient capital to fund our operations, we may be forced to discontinue product development, reduce our sales and marketing efforts and forego attractive business opportunities, and we may lose the ability to respond to competitive pressures. It is possible we may need to raise additional funds in the future, and this additional financing may not be available to us on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we issue debt securities to raise funds, we may incur significant interest expense, which would harm our profitability. The issuance of debt securities may also require us to agree to various restrictions typical of debt securities, including limitations on further borrowing and our right to pay dividends.

Northrop Grumman and our officers and directors control a large percentage of our common stock and together are able to control the outcome of matters requiring stockholder approval.

As of March 15, 2003, directors and holders of five percent or more of our outstanding common stock beneficially owned approximately 52.1% of our common stock. Of this percentage, Northrop Grumman alone beneficially owns approximately 38.5% of our common stock. As a result, our executive officers, directors and five percent stockholders as a group are able to effectively control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. Northrop Grumman alone is able to significantly influence matters on which the stockholders vote. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders, even if the transaction is favorable to our stockholders. In addition, because of their ownership of our common stock, these stockholders are in a position to significantly affect our corporate actions in a manner that could conflict with the interests of our public stockholders.

Our certificate of incorporation, bylaws and arrangements with executive officers contain provisions that could delay or prevent a change in control.

We are subject to certain Delaware anti-takeover laws by virtue of our status as a Delaware corporation. These laws prevent us from engaging in a merger or sale of more than 10% of our assets with any stockholder, including all affiliates and associates of any stockholder, who owns 15% or more of our outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of our voting stock unless the board of directors approved the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock of the corporation, or the business combination is approved by our board of directors and authorized by least 66-2/3% of our outstanding voting stock not owned by the interested stockholder. A corporation may opt out of the Delaware anti-takeover laws in its charter documents, however we have not chosen to do so. Additionally, our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control of management, including a staggered board of directors, the elimination of the ability of our stockholders to act by written consent, discretionary authority given to our board of directors as to the issuance of preferred stock, and indemnification rights for our directors and executive officers. In addition, we have an Officer Retention Plan that provides for the acceleration of vesting of a percentage of the stock options granted to our officers under certain conditions. Under this plan, an unvested portion of each officer’s stock options will become vested and, in addition, severance benefits will be paid to the officer, if we undergo a change in control transaction or the officer is terminated without cause. This plan may make us a less attractive acquisition target or may reduce the amount a potential acquiror may otherwise be willing to pay for our company.

Item 2.	Properties

Our principal executive offices are located in Sunnyvale, California, where we lease approximately 33,000 square feet, which encompasses our headquarters and research and development facilities, under a lease expiring June 2006. Approximately 13,000 square feet of this facility is subleased to an unrelated entity, under an agreement that will expire February 2004. In March 2002, we terminated a lease for approximately 9,000 square feet, in Sunnyvale, California. We lease approximately 6,000 square feet in Andover, Massachusetts for our Northeast operations under a lease expiring September 2005. We also lease approximately 5,000 square feet in Torrance, California for business development purposes, under a lease expiring in March 2006. We own two buildings comprising approximately 46,000 square feet on eight acres of land in Diamond Springs, California, which we use primarily for manufacturing purposes. We believe that our existing facilities are adequate to meet our current and near term future needs.

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

All per-share amounts from all periods have been restated to reflect the 1 for 4 reverse stock split approved by our Board of Directors on June 26, 2002.

	Price Range
	High	Low
2001:
First Quarter	$22.00	$9.00
Second Quarter	$12.00	$3.60
Third Quarter	$7.60	$2.76
Fourth Quarter	$5.84	$2.40

	Price Range
	High	Low
2002:
First Quarter	$5.60	$2.64
Second Quarter	$3.80	$2.00
Third Quarter	$3.10	$0.70
Fourth Quarter	$1.25	$0.32

As of March 14, 2003, there were approximately 205 holders of record of our common stock.

During the fourth quarter of 2000, we completed our initial public offering of a total of 1,725,000 shares of common stock, resulting in net proceeds of approximately $87.8 million. Net proceeds remaining will continue to be used for general corporate purposes. We may in the future use proceeds to acquire or invest in additional complementary businesses or products or to obtain the right to use complementary technologies. As of December 31, 2002, net proceeds remaining continue to be invested in short term, interest bearing investment grade securities and cash and cash equivalents pending our usage for the above mentioned purposes.

We have never declared a dividend or paid any cash dividends on our common stock. Since we currently intend to retain any future earnings to fund the development and growth of our business, we do not anticipate paying any cash dividends in the near future. For information regarding securities authorized for issuance under equity compensation plans, see Item 12.

Item 6.	Selected Financial Data

The following selected financial data (presented in thousands, except per share amounts), as of December 31, 2002 and 2001 and with respect to the years ended December 31, 2002, 2001 and 2000 are derived from our financial statements included elsewhere in this Form 10-K; selected financial data as of December 31, 2000, 1999 and 1998 and with respect to the years ended December 31, 1999 and 1998 is derived from our financial statements not included in this form 10-K. This data should be read in conjunction with the financial statements and notes thereto, as applicable, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On March 31, 2000, we merged with TRW Milliwave. We were the surviving corporation in the merger and TRW Milliwave ceased to exist as a separate legal entity. However, because we issued more than half of our outstanding capital stock to TRW in exchange for all outstanding shares in TRW Milliwave, TRW Milliwave is treated as the acquiring company for accounting purposes. As a result, our financial statements prior to the date of the merger are those of TRW Milliwave.

Net loss per share is computed below in accordance with Statement of Financial Accounting Standards (SFAS) Statement No. 128, “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Pursuant to SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average numbers of shares of common stock outstanding during the period.

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

All per-share amounts from all periods presented have been restated to reflect the 1 for 4 reverse stock split approved by our Board of Directors on June 26, 2002.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Revenue	$22,572	$34,125	$41,232	$12,419	$7,030
Cost of product revenues	29,777	57,233	52,538	11,221	5,992
Other operating expenses	27,995	136,463	50,437	4,232	4,786
Loss from operations	(35,200)	(159,571)	(61,743)	(3,034)	(3,748)
Net loss	(31,002)	(156,746)	(59,541)	(2,516)	(2,898)
Net loss applicable to common stockholders subsequent to the merger	(31,002)	(156,746)	(57,536)	—	—

Basic and diluted net loss per share	(3.47)	(17.90)	(23.76)	—	—
Cash dividends	—	—	—	—	—
Financial position:
Cash and restricted cash	10,783	21,303	74,061	373	283
Short term investments	19,801	35,860	26,559	—	—
Total assets	60,049	99,037	250,665	25,121	16,361
Long term obligations, less current portion	1,075	3,841	5,015	—	—
Cash flow from operations	(19,889)	(34,148)	(27,193)	472	(2,348)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. The following discussion should be read together with our financial statements and notes to those financial statements included elsewhere in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.

All per-share amounts for all periods have been adjusted to reflect the 1 for 4 reverse stock split approved by our Board of Directors on June 26, 2002.

Overview

Our revenues consist of product revenues and, to a much lesser extent, development fees. Product revenues are generated through sales of our custom and standard RF subsystem products to wireless systems integrators and original equipment manufacturers and are recognized when title passes, which is upon product shipment or when withdrawn from a consignment location. We sell our products through our direct sales force and through our network of independent sales representatives. Development fees are generated by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Any up-front development fees paid under a development contract are recognized ratably over the expected term of the contract or when specific milestones are achieved, except that in no event are revenues recognized prior to becoming billable under the terms of the contract. These agreements, which we enter into with key customers from time to time, are for specific projects and are non-recurring.

We depend, and expect to remain dependent, on a small number of wireless systems integrators for sales of our products. If our customers reduce orders for our products, we could lose revenues and suffer damage to our reputation in the industry. For the years ended December 31, 2002, 2001 and 2000, total sales to Nokia accounted for 71%, 67% and 33% of total revenue, respectively.

The rapid and severe downturn for the United States economy and the telecommunications industry, beginning in late 2000, has affected growth in demand for our customers’ products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market is experiencing continued reduced demand. This decreased demand has led to fluctuating order forecasts from some of our customers. There can be no certainty as to the degree of the severity or duration of this economic downturn or the demand in the telecommunications industry. We also cannot predict the extent and timing of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Asia, Europe and other countries and geographic regions. As recent as the first quarter of 2003, order demand from our largest customer continues to fluctuate as they are experiencing the impact of the downturn in the telecommunications market.

On March 31, 2000, we merged with TRW Milliwave, a former wholly owned subsidiary of TRW. We were the surviving corporation in the merger and TRW Milliwave ceased to exist as a separate legal entity. However, because we issued more than half of our outstanding shares of capital stock to TRW in exchange for all outstanding shares of TRW Milliwave, TRW Milliwave was treated as the acquiring company for accounting purposes. However, when we refer to our business or other corporate activities prior to March 31, 2000, the date of the merger, we are generally referring to our business and corporate activities prior to our merger with TRW Milliwave unless otherwise specified. When we refer to our results on a pro forma basis, we have combined the historical statements of operations for TRW Milliwave and Endgate as discussed in Note 16 to the Financial Statements.

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

On April 24, 2001, we completed the acquisition of certain assets from Tyco Electronics related to their M/A-COM subsidiary’s broadband wireless business. We have used the acquired net assets to expand our customer base and product offerings. The acquisition was accounted for using the purchase method of accounting. The total consideration paid by the Company in the acquisition was $4.0 million in cash and the issuance of 229,106 shares of our common stock valued at $2.0 million, liabilities assumed of approximately $2.7 million and acquisition expenses of approximately $700,000.

On September 24, 2002, we acquired the broadband assets of the Fixed Wireless division of Signal Technology Corporation for cash of $3.6 million, inclusive of acquisition costs. The assets acquired were inventory, equipment, product designs and related intellectual property, and customer contracts. In addition, we hired 13 former employees of Signal Technology Corporation to support the ongoing business with existing customers.

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

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) on January 1, 2002. The following pro forma information reflects the impact on net loss and net loss per share assuming the adoption of SFAS No. 142 had occurred on January 1, 2001 (in thousands):

	2002	2001 (Pro forma)
Reported net loss	$(31,002)	$(156,746)
Amortization of goodwill and intangible assets with indefinite lives	—	6,237
Additional loss due to impairment of goodwill and intangible assets with indefinite lives	—	(6,237)

Pro forma net loss	$(31,002)	$(156,746)

Basic and diluted net loss per share:
Reported net loss	$(3.47)	$(17.90)
Adjustment related to amortization of goodwill and intangible assets with indefinite lives	—	.71
Additional loss due to impairment of goodwill and intangible assets with indefinite lives	—	(.71)

Pro forma net loss per share	$(3.47)	$(17.90)

In December 2001, we divested our antenna product division, and effectively ceased all operations relating to antenna development and manufacturing. The net loss on this transaction was insignificant. As part of the sale,

Endwave will receive royalties for the next ten years on any future sales of Endwave-developed intellectual property. The revenues associated with the antenna products for the year ended December 31, 2001 were approximately $1.1 million. To date, there have been no antenna royalties received.

In January 2002, we announced a plan to repurchase up to an aggregate of 750,000 shares of our stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During 2002, we repurchased 39,150 shares for approximately $79,000.

In March 2002, we executed a renewal to our master supply agreement with Velocium, a former wholly-owned subsidiary of TRW which is now an operating unit of Northrop Grumman Space and Missions Systems Corp. through December 31, 2005. This renewal expands our access to Velocium’s custom wafer processing services, to state-of-the-art gallium arsenide technologies, products operating at lower frequency bands for wireless infrastructure applications, indium phosphide products for advanced applications and guaranteed pricing and purchase commitments.

During the first quarter of 2002, we commenced the implementation of an on-site inventory management program with Nokia. This program provides storage of Endwave finished goods at Nokia’s factory and allows Nokia to draw against this inventory based on their manufacturing needs. Revenue is recognized as Nokia draws the inventory from this stocking location.

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

On February 26, 2003, we announced the acquisition of certain broadband assets of Arcom Wireless Inc., a subsidiary of Dover Corporation for $55,000 in cash. The acquisition was structured as an asset purchase, and included a transceiver design, equipment and intellectual property licenses required to manufacture and supply a 58 GHz integrated transceiver product to an existing customer. We expect to begin shipping product in the third quarter of 2003 from the acquired designs.

Restructuring Plans

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

In the first quarter of 2001, we recorded restructuring costs of $3.7 million in conjunction with the restructuring plan. These costs related primarily to severance and benefits of $0.4 million and non-cash costs of $3.3 million for impairment of fixed assets. In addition, the Company recognized a $9.4 million charge for excess and obsolete inventory related primarily to inventory for the point to multipoint market that the Company decided to exit. The inventory charge was recorded as a cost of product revenues in our statement of operations.

An additional restructuring charge of $1.5 million primarily related to retention bonuses and benefits and $1.6 million for excess leased facilities in Sunnyvale, California was recognized in the last three quarters of

2001. Also in the fourth quarter, we reached an agreement to settle its claims in relation to the inventory it had acquired to fulfill sales orders with one of our point to multipoint customers that was charged off in the first quarter. This settlement resulted in a $2.6 million benefit that was recorded as a reduction to cost of product revenues in the Company’s statement of operations.

Following is a summary of activity in the restructuring reserve (amounts in thousands):

	Severance Benefits	Fixed Asset Impairment	Lease Cancellations and Other Exit Costs	Total
March 2001 restructuring charge	$386	$3,329	$—	$3,715
Settlement of contractual obligations:
Non-cash amount		(2,795)	—	(2,795)
Additions	1,531	—	1,568	3,099
Cash payments	(1,917)	—	(428)	(2,345)

December 31, 2001 balance	—	534	1,140	1,674
Settlement of contractual obligations:
Non cash amount	—	(534)	—	(534)
Cash payments	—	—	(650)	(650)
Adjustments	—	—	(490)	(490)

December 31, 2002	$—	$—	$—	$—

As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, on February 28, 2002, we announced an additional restructuring plan designed to reduce operating expenses in order to further align resources with long-term growth opportunities.

During the first quarter of 2002, we recorded a restructuring charge of $3.5 million (“the First Quarter 2002 Plan”), the components of which were $1.1 million for severance payments, $310,000 for lease cancellations, and a non cash charge of $2.1 million for excess equipment, offset by a $142,000 adjustment for excess severance benefits. During the twelve months ended December 31, 2002, we eliminated 107 positions and made cash payments of $1.0 million under the First Quarter 2002 Plan. Of the 107 positions that were eliminated, 67 were in operations, 33 were in engineering and 7 were in sales, general and administration. We anticipate paying the majority of the severance benefits of $5,000 in the first quarter of 2003. Below is a table summarizing activity relating to the First Quarter 2002 Plan (in thousands):

	Severance Benefits	Fixed Assets	Lease Cancellations and Other Exit Costs	Total
First Quarter 2002 Plan
First quarter restructuring charge	$1,159	$2,057	$310	$3,526
Settlement of contractual obligations:
Cash payments	(1,012)	—	(55)	(1,067)
Non cash amount for excess equipment	—	(2,429)	—	(2,429)
Cash proceeds from equipment sale	—	372	—	372
Adjustment	(142)	—	—	(142)

Balance at December 31, 2002	$5	$—	$255	$260

Current	$5	$—	$76	$81
Noncurrent	—	—	179	179

	$5	$—	$255	$260

During the third quarter of 2002, we recorded a restructuring charge of $4.9 million (“the Third Quarter 2002 Plan”), the components of which were $1.8 million for severance payments and a non-cash charge of $3.1 million for excess equipment. During the third and fourth quarters, we eliminated 102 positions and made cash payments of $1.1 million under the Third Quarter 2002 Plan. Of the 102 positions that were eliminated, 77 were in operations, 14 were in engineering and 11 were in sales, general and administration. We executed the Third Quarter 2002 Plan by the end of 2002, and severance payments will be substantially complete by the end of 2003. Below is a table summarizing activity relating to the Third Quarter 2002 Plan (in thousands):

	Severance Benefits	Fixed Assets	Total
Third Quarter 2002 Plan
Third quarter restructuring charge	$1,750	$3,109	$4,859
Settlement of contractual obligations:
Cash payments	(1,057)	—	(1,057)
Non cash amount for excess equipment	—	(3,120)	(3,120)
Cash proceeds from equipment sale	—	11	11

Balance at December 31, 2002	$693	$—	$693

Current	$693	$—	$693
Noncurrent	—	—	—

	$693	$—	$693

We expect our 2002 restructuring programs to reduce annual cash usage by approximately $12.0 million, as a result of reductions in force and lease cancellations.

Critical Accounting Policies, Judgments and Estimates

General

Management’s discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, excess and obsolete inventories, investment carrying value, intangible assets, income taxes, warranty obligations, excess component order cancellation costs, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

The Company’s customers are primarily wireless systems integrators and equipment manufacturers who integrate the Company’s products into their products. The Company recognizes product revenue at the time title passes, which is upon product shipment or when withdrawn from a consignment location. Revenues related to product sales are recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” when: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. There are no typically significant acceptance requirements or post-shipment obligations on the part of Endwave. The Company recognizes development fees ratably over the estimated term of the development period or when specific milestones are achieved. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production period. In no event are revenues recognized prior to becoming payable by the customer. The costs incurred under these agreements are included in research and development expenses.

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

Warranty Reserve

We provide for the estimated cost of product warranty at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, and revisions to the estimated warranty liability would be required.

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

During 2001, some radios incorporating our transceivers and manufactured and shipped by one of our customers are experiencing degraded performance after installation in the field. The cause of the degradation has been identified to be a faulty electronic component supplied by one of our vendors. We believe the cause of the component’s out of specification performance has been identified and corrected. Although the transceiver products were delivered under a contract between Endwave and the customer, the component supplier has agreed to compensate our customer for the “indirect costs” associated with the repair and replacement of the degraded radios and modules. These “indirect costs” include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in the radio. Subsequently we have reached an agreement with the component supplier to share a portion of these repair and replacement costs. During 2001, we provided $4.3 million for warranty charges to cover the actual repair of the transceivers containing faulty components. While we believe that this reserve is adequate to cover our actual repair costs, it may not be adequate to fully cover all liability for our share of the “indirect costs” for which our component supplier may ultimately be responsible to our customers.

Inventory Valuation

We report our inventory at the lower of cost or market. In establishing the appropriate provisions for inventory, management must make estimates about the future customer demand for our products, taking into account both general economic conditions and growth prospects within our customers’ ultimate marketplace and the market acceptance of our current and pending products. These judgments must be made in the context of our customers’ shifting technology and product needs. A misinterpretation or misunderstanding of these conditions or uncertainty in the future outlook of our industry or the economy, or other failure to estimate correctly, could result in inventory losses in excess of the provisions determined to be appropriate as of the balance sheet date.

Investment in Securities

We consider all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. All other investments which have maturities between 90 days and a year are classified as short-term investments and are carried at market. Our cash equivalents and investments are comprised principally of money market funds, commercial paper and corporate bonds. Investments in commercial paper/corporate bonds are in companies with excellent ratings and are considered high quality at the time of the initial investment. In the event the financial condition of the companies issuing these securities deteriorates, the value of these assets would need to be evaluated and may result in charges to reflect impairment of market value.

Long-Lived Assets

We periodically review our property, plant and equipment for possible impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Significant assumptions and estimates include the projected cash flows based upon estimated revenue and expense growth rates and the discount rate applied to expected cash flows. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

Restructuring Charges

During 2002 and 2001, we recorded significant charges in connection with our restructuring programs. These reserves include estimates pertaining to employee separation costs, the settlement of contractual obligations and the estimated net proceeds for property and equipment to be disposed of resulting from our actions.

During 2002, we recorded additional, significant charges with our restructuring plans in March and September. These reserves include estimates pertaining to employee separation costs, the settlement of contractual obligations and the estimated net proceeds for property and equipment to be disposed of resulting from our actions. These plans will be substantially completed as of December 31, 2003.

Stock Based Compensation

As permitted by the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock option plans and stock purchase plan. Note 11 of the Notes to the Financial Statements describes the plans we operate, and Note 2 of the Notes to the Financial Statements contains a summary of the pro forma effects reported to new loss and net loss per share if we elected to recognize compensation cost based on the fair value of the options granted at the grant date, as prescribed by SFAS 123.

Deferred Taxes

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Because we have not generated profits since inception, we have established a valuation allowance for the full amount of the deferred tax asset. If our profitability changes, we will reassess the value of these assets and make adjustments as required.

Results of Operations

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenues

Revenues in 2002 were $22.6 million, a 34% decrease from 2001, and were comprised of product revenues and development fees. Assuming the overall market condition does not improve, we expect no material increase in revenues in 2003.

Product revenues were $22.1 million in 2002, a 34% decrease from $33.5 million in 2001. The decrease reflects a slow-down in the global economy, and further tightening of financial markets in the telecommunication industry, which has reduced our customers’ demand for our products. More specifically, we experienced a decrease in the number of transceiver products sold to Nokia and Allgon Microwave partially offset by increased shipments to Stratex Networks and Lockheed Martin.

We generate development fees by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Development fees were $423,000 in 2002, a 32% decrease from $619,000 in 2001. The decrease in development fees is attributable to less development of custom designed products. We are engaging with customers for development of new product prototypes and seek to generate future development fees, particularly with defense and government related contracts; however, we do not foresee significant development fees in the near term.

Cost and Expenses

Cost of product revenues.    Cost of product revenues consists primarily of the costs of direct materials and labor utilized to assemble and test our products; equipment depreciation; costs associated with procurement, production control, quality assurance, and manufacturing engineering; costs associated with maintaining our manufacturing facilities; transition costs to support our offshore manufacturing strategy and, costs associated with warranty returns. Cost of product revenues was $29.8 million in 2002, a 48% decrease from $57.2 million in 2001. The improvement is attributable to restructuring actions over the past 24 months, cost controls within the manufacturing process, including consolidation of our manufacturing sites, introduction of lower cost products and elimination of excess overhead and capacity and lower product shipments during 2002. We expect further improvements in cost of product revenues as a result of our 2002 cost reduction activities.

In addition, we recorded charges in 2001 for excess and obsolete inventory of $6.8 million associated with the decline in demand of customers in the point-to-multipoint market, and a special warranty charge of $4.3 million to cover the recall and repair of transceivers sold to our largest customer, that have been identified to have a potentially faulty electronic component supplied by one of our vendors. At the present time, we expect our reserves for this special warranty charge to be adequate and do not foresee any additional reserve requirements.

Research and development expenses.    Research and development expenses in 2002 were $9.2 million, a 35% decrease from $14.2 million in 2001. The decrease was primarily attributable to restructuring our engineering team in line with business opportunities as well as reduced development cost for new products. In 2003, we expect a further decline in research and development costs as a result of our 2002 cost reduction activities, unless we unexpectedly have an increase in new customer-specific development projects for which we could receive some subsidy in the form of development fees.

Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, facilities and human resources personnel, professional fees, and promotional activities. Selling, general and administrative expense in 2002 was $9.2 million, a 21% decrease from $11.6 million in 2001. The decrease was primarily attributable to our restructuring actions, consolidation of facilities and continued focus on expenses. In 2003, we expect a further decline in selling, general and administrative expenses as a result of our 2002 cost reduction activities.

Restructuring charge.    We have implemented restructuring plans in 2001 and 2002.

On January 29, 2001, our Board of Directors approved a restructuring plan related to our transition of manufacturing activities from our Sunnyvale, California facility to our Diamond Springs, California manufacturing facility. Some of the factors that led to the decision to restructure the Company included a decline in the telecommunications market, our decision to exit the point-to-multipoint market and long-term excess capacity. The consolidation of manufacturing operations to the company’s Diamond Springs, California facility was substantially completed in 2001. The restructuring costs of $6.8 million for the year ended December 31, 2001 included $1.9 million for severance and benefits, $1.6 million for the write down of excess leased facilities in Sunnyvale, California and $3.3 million related to excess equipment. At December 31, 2002, we had no remaining obligations due to the return of $650,000 deposit and settlement of lease obligations of $490,000.

During 2002, we recorded significant charges in connection with our restructuring plans in March and September. These plans were implemented as a result of further decline in the telecommunications industry. The charges recorded in connection with these restructuring plans totaled $8.3 million, which was comprised of $2.9 million in severance, $310,000 in lease cancellations and $5.2 million in non-cash charges for excess equipment offset by $142,000 of excess severance costs. The plans will be substantially completed as of December 2003.

Amortization of deferred stock compensation.    Deferred stock compensation charges consist primarily of charges related to the difference between deemed fair market values for financial reporting purposes on the date of employee option grants and the option price for option awards prior to our initial public offering. Deferred stock compensation is represented as a reduction of stockholders equity. Amortization of deferred stock compensation in 2002 was $1.4 million, a decrease from $6.5 million in 2001. We use the graded method of amortization of deferred stock compensation, which results in higher amortization in earlier periods. Remaining deferred compensation of $1.3 million will be amortized in 2003 by approximately $1.0 million with the balance of $300,000 in 2004.

Interest income, expense and other, net.    Net interest income and other, net consists primarily of interest income earned on our cash and cash equivalents and short-term investments and unrealized gains and losses on investments, offset by interest expense on capital equipment leases. Interest income decreased to $1.4 million in 2002 from $3.3 million in 2001. The decrease in interest income was due to lower interest rates and lower levels of cash available for investment.

Interest expense decreased to $399,000 in 2002 from $729,000 in 2001. The decrease in interest expense was primarily attributable to decreased financing leases of manufacturing and engineering equipment.

Other income, net consists of contract termination fees and gains and losses on sale or abandonment of fixed assets. During 2002, we realized a gain in the amount of $1.1 million on contract terminations, $2.2 million resulting from a settled dispute with one of our customers for expenses incurred related to cancellations of product deliveries and $67,000 of impairment loss on investments available for sale.

Results of Operations

Year ended December 31, 2001 compared to year ended December 31, 2000

Revenues

Product revenues were $33.5 million in 2001, a 16% decrease from $39.8 million in 2000. The decrease is primarily attributable to a decrease in the number of transceiver and antenna products sold to Nortel, Hughes Network Systems and Rockwell International offset by increased revenues with Nokia, and reflects a slow-down in the global economy, further tightening of financial markets in the telecommunication industry, which has reduced our customers’ ability to secure financing and purchase products, and the exiting of the point-to-multipoint market. Two of our major customers, Nortel and Hughes Network Systems, exited the point-to-multipoint market during the first half of 2001.

Development fees were generated by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Development fees were $0.6 million in 2001, a 57% decrease from $1.4 million in 2000. The decrease in development fees is attributable to less development of custom designed products, particularly for Hughes Network Systems.

Cost and Expenses

Cost of product revenues.    Cost of product revenues consists primarily of the costs of direct materials and labor utilized to assemble and test our products; costs associated with procurement, production control, quality assurance, and manufacturing engineering; costs associated with maintaining our manufacturing facilities; and, costs associated with warranty returns. Cost of product revenues was $57.2 million in 2001, a 9% increase from $52.5 million in 2000. The increase in cost is attributable to charges taken for excess and obsolete inventory of $6.8 million associated with the decline in demand of customers in the point-to-multipoint market, and a special warranty charge of $4.3 million to cover the recall and repair of transceivers sold to our largest customer, that have been identified to have a potentially faulty electronic component supplied by one of our vendors. These increases were partially offset by lower quantities of units sold.

Research and development expenses.    Research and development expenses in 2001 were $14.2 million, an increase of 46% from $9.7 million in 2000. The increase was primarily attributable to our combined operations following our merger in March 2000 with TRW Milliwave, the addition of engineering personnel hired in connection with our acquisition of assets from M/A-COM’s broadband wireless business in the second quarter of 2001, and an increase in product development activities, both for designing custom products for new customers and designing cost-reduced products for existing customers.

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

Impairment of long-lived assets.    We review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds its fair value. In the first quarter of 2001, we determined we would be unable to successfully negotiate a new contract with Nortel and were informed by Hughes that orders for the following few quarters would be effectively eliminated. Hughes indicated that orders may be resumed late in 2001, however, we did not expect this would happen as it believed Hughes had excess quantities already on hand and the market for their product was weakening. Sales to Hughes and Nortel represented approximately 43% of 2000 sales. Also in the first quarter, we decided to consolidate manufacturing in the Diamond Springs, California facility. This plan resulted in a majority of prior Endgate employees being terminated. In addition, during the first quarter, we came to believe that the downturn in the industry would be significantly longer than originally expected as a result of earnings warnings of both customers and peers. We considered these events to be indicators of potential impairment and we evaluated the carrying value of our long-lived assets. Our forecast of future cash flows indicated that our long-lived assets were impaired. We estimated the fair value of long-lived assets by discounting the cash flow forecast using a discount rate of 14%, which represented our weighted average cost of capital. As a result of the evaluation, we concluded that unamortized goodwill and other intangible assets of $90.4 million were fully impaired, and accordingly, we charged this amount to operations in the first quarter of 2001.

Restructuring charge.    On January 29, 2001, our Board of Directors approved a restructuring plan related to our transition of manufacturing activities from our Sunnyvale, California facility to our Diamond Springs facility. Some of the factors that led to the decision to restructure included a decline in the telecommunications market, our decision to exit the point-to-multipoint market and long-term excess capacity. We took non-recurring charges, comprised primarily of severance benefits, a charge taken for obsolete equipment associated with the point-to-multipoint market and for the write down of excess leased facilities in Sunnyvale, CA. We substantially completed the consolidation of manufacturing operations to our Diamond Springs facility in 2001. The total workforce reductions associated with this restructuring across all business functions was 170 employees by the end of year December 31, 2001. The restructuring costs of $6.8 million for the year ended December 31, 2001 included $1.9 million for severance and benefits, $1.6 million for the write down of excess leased facilities in Sunnyvale, California and $3.3 million related to excess equipment. At December 31, 2001, we had approximately $1.1 million accrued for the remaining unpaid leases obligations. We recorded no restructuring charge in 2000.

In-process research and development expense.    In connection with our merger in March 2000 with TRW Milliwave, we allocated $11.7 million of the purchase price to in-process research and development. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Amortization of intangible assets.    Amortization of intangibles assets decreased to $6.9 million in 2001 from $14.8 million in 2000. We recorded our merger in March 2000 with TRW Milliwave using the purchase method of accounting. In connection with the merger, we recorded goodwill of $80.2 million and other intangible assets of $23.6 million. We were amortizing goodwill and other intangible assets acquired on a straight-line basis over five to six years. As a result of the charges taken in the first quarter of 2001 for impairment of long-lived assets, the carrying value of these assets was written off and no further amortization was recognized.

In April 2001, we acquired M/A-COM’s broadband wireless business. The acquisition was accounted for as a purchase transaction. We paid total consideration in the acquisition of $4.0 million in cash and the issuance of 229,106 shares of our common stock, valued at $2.0 million, liabilities assumed of approximately $2.7 million and acquisition expenses of approximately $0.7 million.

Amortization of deferred stock compensation.    Deferred stock compensation charges consist primarily of charges related to the difference between deemed fair market values for financial reporting purposes on the date of employee option grants and the option price for option awards prior to our initial public offering. Deferred stock compensation is represented as a reduction of stockholders equity. Amortization of deferred stock compensation in 2001 was $6.5 million, an increase from $6.2 million in 2000. We use the graded method of amortization of deferred stock compensation, which results in higher amortization in earlier periods.

Interest income, expense and other net.     Net interest income consists primarily of interest income earned on our cash and cash equivalents and short-term investments and interest expense on capital equipment leases. Interest income increased to $3.3 million in 2001 from $2.2 million in 2000. The increase in interest income was due to the investment of proceeds from the sale of shares of our common stock in the fourth quarter of 2000 pursuant to our initial public offering. These proceeds were invested in short-term interest bearing securities.

Interest expense increased to $729,000 in 2001 from $492,000 in 2000. The increase in interest expense was primarily attributable to increased financing leases of manufacturing and engineering equipment.

Liquidity and Capital Resources

Selected Financial Liquidity Data

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Cash and short term investments	$30.6	$57.2	$100.6
Net cash (used in) operations	(20.0)	(34.1)	(27.2)
Net cash provided by (used in) investing activities	10.8	(16.4)	(39.5)
Net cash provided by (used in) financing activities	(3.0)	(2.2)	140.4

Our principal source of liquidity as of December 31, 2002, consisted of approximately $30.6 million in cash, cash equivalents and short-term investments. During 2002, we used $20.0 million of cash in operating activities, as compared to $34.1 million in 2001. The decrease in the use of cash for the year ended December 31, 2002 compared to the same period in 2001 was primarily due to a reduced operating loss, decreased expenditures associated with inventory purchases and changes in non-cash items such as deferred stock compensation, restructuring charges and depreciation. This was partially offset by an increase in accounts receivable and a decrease in accounts payable, accrued compensation and other liabilities. During 2001, we used $34.1 million of cash in operating activities, as compared to $27.2 million in 2000. The increase in the use of cash for the year ended December 31, 2001 compared to the same period in 2000 was primarily due to an increased operating loss, increased expenditures associated with inventory purchases and changes in non-cash items such as deferred stock compensation, restructuring charges and depreciation.

Investing activities provided $10.8 million in 2002, as compared to using $16.4 million in 2001 and $39.5 million in 2000. In the years ended December 31, 2002, 2001, and 2000, we made capital expenditures of $614,000, $2.9 million, and $13.0 million, respectively. Capital expenditures in all three years consisted primarily of purchases of computer and manufacturing equipment and leasehold improvements. In addition, in 2002, $3.4 million was used in connection with the acquisition of the broadband assets of the Fixed Wireless division of Signal Technology Corporation and $14.4 million was provided by the sale of short-term investments. Additionally, in 2002 we had net proceeds on sales of property and equipment of $384,000. In 2001, $4.7 million was used in connection with the acquisition of certain assets of M/A-COM’s broadband wireless business, $9.3 million was used for the purchase of short-term investments and we had net proceeds on sales of property and equipment of $559,000. In 2000, $26.6 million was used for the purchase of short-term investments.

Financing activities in 2002 used $3.0 million of cash as compared to using $2.2 million of cash in 2001, and providing $140.4 million in cash in 2000. Financing activities in 2002 included payments under capital lease obligations of $4.3 million and $79,000 for the purchase of treasury shares, offset by an increase in notes payable of $1.3 million and $168,000 in proceeds from the exercise of employee stock options and shares purchased under the employee stock purchase plan. Financing activities in 2001 included payments under capital lease obligations of $2.9 million, offset by $662,000 in proceeds from the exercise of employee stock options and shares purchased under the employee stock purchase plan. The net cash provided by financing activities in 2000 was due primarily to our receipt of $87.9 million in net proceeds from our initial public offering, net cash acquired of $20.9 million and $20.0 million in proceeds from our issuance of preferred stock, both of which were in conjunction with our merger March 2000 merger with TRW Milliwave, our sale of common stock for proceeds of $6.0 million, net advances of funds by TRW of $6.0 million, $1.1 million in proceeds from the exercise of warrants to purchase our stock and the exercise of employee stock options, and payments under capital lease obligations of $1.4 million.

We believe that our existing cash and investment balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, revenues could decline below our expectations resulting in insufficient cash flow from operations. As a result, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. With the exception of operating and capital leases discussed in Note 12 to our financial statements, we have not entered into any off-balance sheet financing arrangements, we have not established any variable interest entities, we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets.

The following table summarizes our future payment obligations (excluding interest):

Years Ending December 31,	Operating Leases	Capital Leases
	(in thousands)
2003	$1,526	$1,203
2004	1,556	117
2005	1,556	—
2006	735	—

Total minimum payments required	$5,373	1,320

The following table summarizes our future cash payments, excluding interest, in thousands:

Years Ending December 31,	Notes Payable
(in thousands)
2003	$491
2004	516
2005	267

Total minimum payments required	$1,274

Related Party Transactions

Velocium, a former wholly-owned subsidiary of TRW which is now an operating unit of Northrop Grumman Space & Mission Systems, is a major supplier of gallium arsenide to us, which is a key component to our products. We have a long-term supply agreement with Velocium/Northrop Grumman which specifies volume and price commitments. Under this supply agreement we have paid TRW, Inc., Velocium’s former parent company, $7.2 million, $11.6 million and $11.7 million in 2002, 2001 and 2000, respectively.

In December 2001, we entered into an agreement with TRW to repair RF subsystems previously supplied by TRW to Nokia. This agreement terminates on completion of the repair of all units requiring repair. In the year ended December 31, 2002 and 2001, we recognized revenues of approximately $837,122 and $52,000 attributable to this agreement, respectively.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually.

Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company adopted SFAS No. 142 on January 1, 2002. See previous discussion regarding the impact on net loss and net loss per share assuming the adoption of SFAS No. 142 had occurred on January 1, 2001.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

The Company adopted SFAS No. 144 on January 1, 2002. There was no material impact on the Company’s financial position or results of operations as a result of this adoption.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. There was no material impact on the Company’s financial position or results of operations as a result of this adoption.

Statement 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases (Statement 13) and, as a technical correction, replaced paragraph 38 of Statement 13. As Amended, paragraph 14(a) of Statement 13 requires capital lease modifications that give rise to a new arrangement classified as an operating lease to be accounted for under the sale-leaseback provisions of FASB Statement No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases (Statement 98) or paragraphs 2 through 3 of FASB Statement No. 28, Accounting for Sales with Leasebacks (Statement 28), as applicable. Statement 145’s amendment and technical correction to Statement 13 is effective for all transactions occurring after May 15, 2002, with early application encouraged. Early application of Statement 145 may be as of the beginning of the fiscal year or interim period in which the Statement was issued. There was no material impact on the Company’s financial position or results of operations as a result of this adoption.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (SFAS 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The interim disclosure requirements are effective for the first quarter of the Company’s fiscal year 2003. The Company does not expect SFAS No. 148 to have a material effect on its results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45, “FIN 45”, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. The disclosure provisions of FIN 45 are effective for financial statements for the year ended December 31, 2002. The Company does not provide any guarantees but does provide warranty for its products. The Company does not expect the adoption of the recognition and measurement provisions of FIN 45 to have a material impact on its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 “FIN 46”, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The Company does not believe it has any investments in variable interest entities and therefore, does not anticipate any impact upon the adoption of this interpretation.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Disclosure about Market Risk

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.

As of December 31, 2002, we had cash and cash equivalents of $9.2 million. This amount consists substantially of highly liquid investments with an original maturity at the date of purchase of less than 90 days. In addition, we have short-term investments of $21.4 million, which consist primarily of highly liquid investment grade commercial paper and government securities. All of these amounts are exposed to interest rate risk and will decrease in value if market interest rates should increase. A hypothetical increase in market interest rates by 10 percent from December 31, 2002 would cause the fair value of these instruments to decline by an insignificant amount. Due to the short duration of these investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.

We do not have any material equity investments. Therefore, we do not currently have any direct equity price risks.

Currently, all sales to international customers are denominated in United States dollars and, accordingly we are not exposed to foreign currency rate risks in connection with these sales. However, a strengthening dollar could make our products less competitive in foreign markets and thereby lead to a decrease in revenues attributable to international customers.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Endwave Corporation

We have audited the accompanying balance sheets of Endwave Corporation as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endwave Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    ERNST & YOUNG LLP

Palo Alto, California

January 27, 2003

ENDWAVE CORPORATION

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$9,224	$21,303
Restricted cash	1,560	—
Short-term investments	19,801	35,860
Accounts receivable, net of allowance for doubtful accounts of $324 in 2002 and $678 in 2001	4,101	2,794
Inventories	11,784	17,166
Other current assets	718	413

Total current assets	47,188	77,536
Property, plant and equipment, net	12,713	20,366
Other assets	148	1,135

Total assets	$60,049	$99,037

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,009	$2,807
Accounts payable to affiliates	1,029	3,076
Accrued warranty	5,583	5,615
Accrued compensation and other liabilities	773	3,202
Capital lease obligations, current portion	1,146	2,712
Notes payable, current	491	—
Other current liabilities	1,437	655

Total current liabilities	11,468	18,067
Capital lease obligations, less current portion	113	2,882
Notes payable, less current portion	783	—
Other long-term liabilities	179	959

Total liabilities	12,543	21,908

Commitments and contingencies (Note 12)

Stockholders’ equity:
Convertible preferred stock $0.001 par value; 27,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 9,014,661 and 8,904,377 issued and outstanding in 2002 and 2001, respectively	9	9
Additional paid-in capital	302,116	304,815
Deferred stock compensation	(1,292)	(5,516)
Accumulated other comprehensive income (loss)	(67)	—
Accumulated deficit	(253,181)	(222,179)
Treasury stock, at cost, 39,150 shares held as of December 31, 2002	(79)	—

Total stockholders’ equity	47,506	77,129

Total liabilities and stockholders’ equity	$60,049	$99,037

See accompanying notes.

ENDWAVE CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Product revenues ($837, $1,259, and $15,472 from related parties, respectively)	$22,149	$33,506	$39,799
Development fees	423	619	1,433

Total revenues	22,572	34,125	41,232
Costs and expenses:
Cost of product revenues ($235, $1,632, and $16,421, from related parties, respectively)	29,777	57,233	52,538
Research and development ($0, $0, and $781 from related parties, respectively)	9,205	14,151	9,739
Selling, general and administrative ($0, $0, and $310 from related parties, respectively)	9,223	11,649	7,984
Impairment of long-lived assets	—	90,411	—
Restructuring charge	8,210	6,820	—
In-process research and development	—	—	11,700
Amortization of goodwill and other intangible assets	—	6,908	14,839
Amortization of deferred stock compensation*	1,357	6,524	6,175

Total costs and expenses	57,772	193,696	102,975

Loss from operations	(35,200)	(159,571)	(61,743)
Interest income	1,364	3,332	2,154
Interest expense	(399)	(729)	(492)
Other income (expense)	3,233	222	(87)

Loss before income taxes	(31,002)	(156,746)	(60,168)
Income tax benefit	—	—	627

Net loss	$(31,002)	$(156,746)	$(59,541)

Net loss applicable to common stockholders subsequent to the merger	$(31,002)	$(156,746)	$(57,536)

Basic and diluted net loss per share	$(3.47)	$(17.90)	$(23.76)

Shares used in computing of basic and diluted net loss per share	8,937,417	8,754,374	2,421,549

* Amortization of deferred stock compensation:
Cost of product revenues	$(358)	$1,864	$1,968
Research and development	724	1,643	1,638
Selling, general and administrative	991	3,017	2,569

	$1,357	$6,524	$6,175

All share and per-share amounts have been restated to reflect the 1 for 4 reverse stock split approved by the Board of Directors on June 26, 2002.

See accompanying notes.

ENDWAVE CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Preferred Stock	Common Stock	Advances From TRW Inc.	Additional Paid-In Capital	Treasury Stock	Deferred Stock Compensation	Accumulated other Comprehensive (Loss)	Accumulated Deficit	Total
Balance as of December 31, 1999	$—	$—	$13,047	$10,858	$—	$—	$—	$(5,892)	$18,013
Net transfers from TRW Inc.	—	—	5,993	—	—	—	—	—	5,993
Issuance of preferred stock	19,985	—	—	—	—	—	—	—	19,985
Recapitalization in connection with the March 2000 merger	167,182	1	(19,040)	(9,143)	—	—	—	—	139,000
Exercise of stock options	—	—	—	83	—	—	—	—	83
Deferred stock compensation	—	—	—	20,218	—	(20,218)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	6,175	—	—	6,175
Exercise of warrants to purchase stock	1,066	—	—	—	—	—	—	—	1,066
Conversion of preferred stock in connection with initial public offering	(188,233)	6	—	188,227	—	—	—	—	—
Issuance of common stock	—	—	—	6,000	—	—	—	—	6,000
Issuance of common stock in connection with initial public offering, net of expenses of $8,744	—	2	—	87,854	—	—	—	—	87,856
Net loss and comprehensive loss	—	—	—	—	—	—	—	(59,541)	(59,541)

Balance as of December 31, 2000	—	9	—	304,097	—	(14,043)	—	(65,433)	224,630
Exercise of stock options				59	—		—		59
Issuance of common stock in connection with the acquisition of M/A Com	—	—	—	2,000	—	—	—	—	2,000
Deferred compensation on stock options granted to consultants and on variable awards granted to employees	—	—	—	373	—	(373)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	6,524	—	—	6,524
Issuance of common stock under employee stock purchase plan	—	—	—	662	—	—	—	—	662
Cancellation of unvested stock options	—	—	—	(2,376)	—	2,376	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	(156,746)	(156,746)

Balance as of December 31, 2001	—	9	—	304,815	—	(5,516)	—	(222,179)	77,129
Unrealized loss on short-term investments	—	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	—	(31,002)	(31,002)

Comprehensive loss	—	—	—	—	—	—			(31,069)
Exercise of stock options	—	—	—	168	—	—	—	—	168
Amortization of deferred stock compensation	—	—	—	—	—	1,357	—	—	1,357
Cancellation of unvested stock options	—	—	—	(2,867)	—	2,867	—	—	—
Purchase of treasury stock	—	—	—	—	(79)	—	—	—	(79)

Balance as of December 31, 2002	$—	$9	$—	$302,116	$(79)	$(1,292)	$(67)	$(253,181)	$47,506

See accompanying notes.

ENDWAVE CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2002	2001	2000
Operating activities:
Net loss	$(31,002)	$(156,746)	$(59,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,357	5,870	3,483
Amortization of goodwill and other intangible assets	—	6,908	14,875
Amortization of deferred stock compensation	1,357	6,524	6,175
In-process research and development	—	—	11,700
Impairment of long-lived assets	—	90,411	—
Restructuring charge—non-cash portion	7,891	4,469	—
Deferred income taxes	—	—	(327)
Loss on disposal of fixed assets, net	13	219	9
Changes in operating assets and liabilities:
Accounts receivable	(1,207)	8,574	(6,897)
Accounts receivable from affiliates	(100)	—	5,383
Inventories	7,538	4,906	(11,607)
Other assets	381	853	(1,903)
Accounts payable and bank overdraft	(1,813)	(5,042)	4,441
Accounts payable to affiliates	(2,048)	(3,553)	(785)
Accrued compensation and other current and long term liabilities	(5,256)	2,962	8,003
Deferred revenue	—	(503)	(202)

Net cash used in operating activities	(19,889)	(34,148)	(27,193)

Investing activities:
Purchases of property, plant and equipment	(614)	(2,948)	(12,986)
Cash paid for the acquisition of businesses	(3,421)	(4,721)	—
Proceeds on sale of property and equipment	384	559	—
Proceeds from (purchases of) short-term investments, net	14,432	(9,301)	(26,559)

Net cash provided by (used in) investing activities	10,781	(16,411)	(39,545)

Financing activities:
Payments under capital lease obligations	(4,334)	(2,920)	(1,439)
Net advances from TRW Inc.	—	—	5,993
Net cash acquired in conjunction with the acquisition of Endgate Corporation (renamed Endwave Corporation)	—	—	20,882
Net proceeds from issuance of preferred stock in conjunction with the acquisition of Endgate Corporation (renamed Endwave Corporation)	—	—	19,985
Proceeds from exercises of warrants	—	—	1,066
Issuance of notes payable	1,274	—	—
Proceeds from exercises of stock options	168	59	83
Proceeds from stock issuance	—	662	6,000
Proceeds from stock sold in initial public offering	—	—	87,856
Purchase of treasury shares	(79)	—	—

Net cash (used in) provided by financing activities	(2,971)	(2,199)	140,426

Net increase (decrease) in cash and cash equivalents	(12,709)	(52,758)	73,688
Cash and cash equivalents at beginning of year	21,303	74,061	373

Cash and cash equivalents at end of year	$9,224	$21,303	$74,061

Supplemental disclosure of cash flow information:
Cash paid for interest	$399	$729	492

Supplemental non-cash investing and financing activity:
Property and equipment acquired under capital leases	$—	$1,043	$7,232

See accompanying notes.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

On March 31, 2000, Endgate Corporation (“Endgate” ) merged with TRW Milliwave Inc. (“TRW Milliwave”), a formerly wholly owned subsidiary of TRW Inc (“TRW”). In the merger, TRW Milliwave merged into Endgate and Endgate issued 3,490,766 shares of its capital stock to TRW in exchange for TRW shares in TRW Milliwave. As a result, Endgate was the surviving corporation in the merger and TRW Milliwave ceased to exist as a separate legal entity. In connection with the merger, the combined company was renamed Endwave Corporation (referred to below as the Company or Endwave). Because TRW owned more than half of Endgate’s outstanding capital stock immediately after the merger, TRW Milliwave is treated as the acquiring company for accounting purposes. As a result, Endgate ceased to be a separate accounting entity as of the date of the merger, and the combined company’s financial statements prior to the merger are those of TRW Milliwave.

The accompanying audited financial statements are based on the historical financial information of TRW Milliwave through March 31, 2000, and the combined results of both TRW Milliwave and Endgate since that date, using the purchase method of accounting. See Note 16.

All share and per-share amounts have been restated to reflect the 1 for 4 reverse stock split approved by the Board of Directors on June 26, 2002.

2.    Summary of Significant Accounting Policies

Revenue Recognition

The Company’s customers are primarily wireless systems integrators and equipment manufacturers who integrate the Company’s products into their products. The Company recognizes product revenue at the time title passes, which is upon product shipment or when withdrawn from a consignment location. Revenues related to product sales are recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), when: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. There are no typically significant acceptance requirements or post-shipment obligations on the part of Endwave. The Company recognizes development fees ratably over the estimated term of the development period or when specific milestones are achieved. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production period. In no event are revenues recognized prior to becoming payable by the customer. The costs incurred under these agreements are included in research and development expenses.

Warranty

The warranty periods for the Company’s products are generally between one and three years from date of shipment. The Company provides for estimated warranty expense at the time of shipment. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s product warranty liability during the year ended December 31, 2002 are as follows:

(in thousands)
Balance at December 31, 2001	$5,615
Warranties accrued	670
Warranty payments	(702)

Balance at December 31, 2002	$5,583

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company provides an allowance for specific customer accounts where collection is doubtful and also provides a general allowance for other accounts based on historical collection and write-off experience. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Cash Equivalents and Short-Term Investments

The Company invests its excess cash primarily in highly liquid investment grade commercial paper and money market accounts with United States banks and in short-term investments.

The Company considers all highly liquid investments with maturity of 90 days or less when purchased to be cash equivalents. In 2002, the Company changed classification of its short-term investments from held-to-maturity to available for sale due to a change in investment policy. Investments with maturities between 90 days and one year are classified as short-term investments available-for-sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. If the fair value of a security is below its carrying value for each trading day for six consecutive months or if its decline is due to a significant adverse event, the impairment is considered to be other-than-temporary. Other-than-temporary declines in fair value of short-term marketable securities are charged against other income.

Restricted Cash

The Company refinanced some of its capital leases during 2002 to take advantage of the low interest rate environment. The restricted cash is a compensating balance to the notes payable with a major bank and is in an interest bearing note. The amount restricted declines as the Company pays it monthly obligation of principal and interest. The interest rate on the note payable is 25 basis points above Libor rates and is set quarterly.

Inventories

Inventories are stated at the lower of standard cost or market (net realizable value). Standard costs approximate average actual costs. The Company uses a standard cost accounting system to value inventory and these standards are reviewed at a minimum of once a year. The Company provides for the inventory value for estimated excess and obsolete inventory, based on management’s assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, ranging from three to thirty years.

Depreciable Life
Buildings	30 years
Software	3 years
Leasehold improvements	3 years
Machinery and equipment	5 to 7 years

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Accounting for the Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.

Income Taxes

Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The merger of TRW Milliwave with and into Endgate was accomplished through a tax-free reorganization under the Internal Revenue Code. As such, Endgate’s and TRW Milliwave’s tax bases in their assets and liabilities carried over to Endwave with no step-up in basis. Therefore, the amortization of intangible assets resulting from the merger, including goodwill, is not deductible for tax purposes. Since inception, Endgate incurred net losses and therefore generated significant net operating loss carryforwards. These carryforwards were not reflected on Endgate’s balance sheet as an asset because they were fully reserved due to uncertainty about Endgate’s ability to utilize these loss carryforwards. The merger with TRW Milliwave imposed limitations on the combined company’s ability to utilize these pre-existing net operating loss carryforwards. Generally accepted accounting principles require that deferred tax liabilities be recorded for identifiable intangible assets acquired in a business combination accounted for as a purchase. The deferred tax asset related to net operating loss carryforwards is greater than the deferred tax liabilities related to the identifiable intangible assets acquired. A valuation allowance has been provided to eliminate the net deferred tax asset because ultimate realization is uncertain. Because TRW Milliwave was a wholly-owned subsidiary of TRW, and therefore part of the consolidated TRW tax return prior to merging with Endgate, TRW was able to utilize TRW Milliwave’s net operating losses in the consolidated income tax return of TRW for periods prior to March 31, 2000, leaving TRW Milliwave with no net operating loss carryforwards.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS 148”), the Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, the Company does not recognize compensation cost for stock options to employees granted at fair market value. Note 11 of the Notes to the Consolidated Financial Statements describes the plans operated by the Company.

In December of 2002, the Financial Accounting Standards Board issued SFAS No. 148, which amends SFAS No. 123, to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, and the estimated fair value of purchases under the employee stock purchase plan is

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

expensed in the year of purchase as well as the stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards. The effects on pro forma disclosure of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosure of future years.

The weighted average fair market value for options granted during 2002, 2001 and 2000 was $1.76, $1.85 and $13.91, per share, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2002, 2001, and 2000:

	Year Ended December 31,
	2002	2001	2000
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	1.40	1.17	1.93
Risk free interest rate	3.60%	4.50%	4.75%
Expected life of options in years	7 years	7 years	7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of its employee stock options.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Net loss applicable to common stockholders, as reported	$(31.0)	$(156.7)	$(57.5)
Stock-based employee compensation expense determined under fair value method based for all awards, net of related tax effects	(6.3)	(13.0)	(9.4)

Net loss applicable to common stockholders, pro forma	$(37.3)	$(169.7)	$(66.9)

Basic and diluted net loss per share, as reported	$(3.47)	$(17.90)	$(23.76)
Basic and diluted net loss per share, pro forma	$(4.17)	$(19.40)	$(26.76)

In connection with the grant of stock options to employees prior to the initial public offering, Endwave recorded deferred stock compensation within stockholders’ equity of approximately $20,218,000, representing the difference between the deemed fair value of the common stock for financial statement presentation purposes and the option exercise price of these options at the date of grant. Deferred stock compensation is amortized using the graded vesting method over the vesting period of the related options, generally four years. For employees that were terminated, the associated deferred compensation was reversed.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Expenses

Research and development expenses are charged to operating expenses as incurred.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company sells its products primarily to wireless systems integrators and equipment manufacturers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have historically been immaterial and within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are due to the few number of entities comprising the Company’s customer base. The Company does not require collateral for trade accounts receivable, and, therefore, the Company could record losses up to $4.1 million as of December 31, 2002, if all of these customers fail to pay.

Product revenue in 2002, 2001 and 2000 was substantially attributable to one major customer, totaling 71%, 67% and 33% of total revenue, respectively. As of December 31, 2002 and 2001, the Company’s accounts receivable from this same customer totaled $2.8 million and $2.4 million, respectively. For the year ended December 31, 2000, sales to Nokia, Nortel and Hughes Network Systems accounted for 32%, 25% and 21% of total revenue, respectively.

The Company does not own or operate a semiconductor fabrication facility and relies on the semiconductor fabrication facilities of Velocium and other third parties to manufacture substantially all of the gallium arsenide and other semiconductor devices incorporated in its products. The loss of the Company’s relationship with any of these third parties or the Company’s use of their semiconductor fabrication facilities, particularly Velocium’s facility, and any resulting delay or reduction in the supply of gallium arsenide devices, could impact the Company’s ability to fulfill customer orders and could damage its relationships with customers. In connection with the merger with TRW Milliwave, the Company entered into a supply agreement with TRW, which was subsequently renewed with Velocium, a former wholly-owned subsidiary of TRW which is now an operating unit of Northrop Grumman Space & Mission Systems, for these devices. The Company expects to obtain a substantial portion of needed gallium arsenide devices from Velocium in the foreseeable future. The commercial terms of this agreement were renegotiated in March of 2002 and the agreement expires December of 2005. The Company also may not be successful in forming alternative supply arrangements that provide a sufficient supply of gallium arsenide devices. Because there are limited numbers of third-party semiconductor fabrication facilities that use the particular process technologies the Company uses for its products and that have sufficient capacity to meet its needs, using alternative or additional third-party semiconductor fabrication facilities would require an extensive qualification process that could prevent or delay product shipments.

Since the Company does not own or control any of these third party semiconductor suppliers, any change in the corporate structure or ownership of the corporations that own these foundries, could have a negative effect on future relationships and ability to negotiate favorable supply agreements.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company adopted SFAS No. 142 on January 1, 2002. The following pro forma information reflects the impact on net loss and net loss per share assuming the adoption of SFAS No. 142 had occurred on January 1, 2001 (in thousands):

	2002	2001 (Pro forma)
Reported net loss	$(31,002)	$(156,746)
Amortization of goodwill and intangible assets with indefinite lives	—	6,237
Additional loss due to impairment of goodwill and intangible assets with indefinite lives	—	(6,237)

Pro forma net loss	$(31,002)	$(156,746)

Basic and diluted net loss per share:
Reported net loss	$(3.47)	$(17.90)
Adjustment related to amortization of goodwill and intangible assets with indefinite lives	—	.71
Additional loss due to impairment of goodwill and intangible assets with indefinite lives	—	(.71)

Pro forma net loss per share	$(3.47)	$(17.90)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”),” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be recorded in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

The Company adopted SFAS No. 144 on January 1, 2002. There was no material impact on the Company’s financial position or results of operations as a result of this adoption.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. There was no material impact on the Company’s financial position or results of operations as a result of this adoption.

Statement 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases (Statement 13) and, as a technical correction, replaced paragraph 38 of Statement 13. As Amended, paragraph 14(a) of Statement 13 requires capital lease modifications that give rise to a new arrangement classified as an operating lease to be accounted for under the sale-leaseback provisions of FASB Statement No. 98, Accounting for Leases:

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases (Statement 98) or paragraphs 2 through 3 of FASB Statement No. 28, Accounting for Sales with Leasebacks (Statement 28), as applicable. Statement 145’s amendment and technical correction to Statement 13 is effective for all transactions occurring after May 15, 2002, with early application encouraged. Early application of Statement 145 may be as of the beginning of the fiscal year or interim period in which the Statement was issued. There was no material impact on the Company’s financial position or results of operations as a result of this adoption.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” (SFAS 148) SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The interim disclosure requirements are effective for the first quarter of Company’s the year 2003. The Company does not expect SFAS No. 148 to have a material effect on its results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45, “FIN 45”, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. The disclosure provisions of FIN 45 are effective for financial statements for the year ended December 31, 2002. The Company does not provide any guarantees but does provide warranty for its products. The Company does not expect the adoption of FIN 45 to have a material impact on its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 “FIN 46”, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The Company does not believe it has any investments in variable interest entities and therefore, does not anticipate any impact upon the adoption of this interpretation.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    Impairment of Goodwill and Other Intangible Assets

In the first quarter of 2001, the Company determined it would be unable to successfully negotiate a new contract with Nortel and was informed by Hughes that orders for the following few quarters would be effectively eliminated. Hughes indicated that orders may be resumed late in 2001, however, the Company did not expect this would happen as it believed Hughes had excess quantities already on hand and the market for their product was weakening. Sales to Hughes and Nortel represented approximately 43% of 2000 sales. Also in the first quarter, the Company decided to consolidate manufacturing in the Diamond Springs, California facility. This plan resulted in a majority of prior Endgate employees being terminated. In addition, during the first quarter, the Company came to believe that the downturn in the industry would be significantly longer than originally expected as a result of earnings warnings of both customers and peers. These events were considered to be indicators of potential impairment and the Company evaluated the carrying value of its long-lived assets. The Company’s forecast of future cash flows indicated that the long-lived assets were impaired. The Company estimated the fair value of long-lived assets by discounting the cash flow forecast using a discount rate of 14%, which represented the Company’s weighted average cost of capital. As a result of the evaluation, the Company concluded that unamortized goodwill and other intangible assets of $90.4 million were fully impaired, and accordingly, this amount was charged to operations in the first quarter of 2001.

4.    Inventories

Inventories are comprised of the following at December 31 (in thousands):

	2002	2001
Raw materials	$10,250	$11,747
Work in process	441	1,459
Finished goods	1,093	3,960

	$11,784	$17,166

5.    Property, Plant and Equipment

Property and equipment consists of the following at December 31 (in thousands):

	2002	2001
Land	$391	$391
Buildings	3,951	3,903
Software	503	1,170
Leasehold improvements	170	158
Machinery and equipment	16,593	24,393

	21,608	30,015
Less accumulated depreciation (including amortization of assets held under capital leases)	(8,895)	(9,649)

Property and equipment, net	$12,713	$20,366

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment includes the following amounts under capital lease at December 31 (in thousands):

	2002	2001
Assets held under capital leases	$5,735	$9,220
Less accumulated amortization	(2,945)	(4,645)

Assets held under capital leases, net	$2,790	$4,575

6.	Notes Payable

On May 29, 2002, the company obtained a loan, secured by fixed assets, in the amount of $1.5 million from U.S. Bancorp Finance Inc. This loan has a term of 3 years and has a variable interest rate. The rate is 25 basis points above Libor and is reviewed quarterly. The weighted average cost of debt is approximately 5% for 2002.

The following summarizes the future cash payments, excluding interest, in thousands:

Years ending December 31,
2003	$491
2004	516
2005	267

Total minimum payments required	$1,274

7.    Restructuring Charge

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

In the first quarter of 2001, we recorded restructuring costs of $3.7 million in conjunction with the restructuring plan. These costs related primarily to severance and benefits of $0.4 million and non-cash costs of $3.3 million for impairment of fixed assets. In addition, the Company recognized a $9.4 million charge for excess and obsolete inventory related primarily to inventory for the point to multipoint market that the Company decided to exit. The inventory charge was recorded as a cost of product revenues in the Company’s statement of operations.

An additional restructuring charge of $1.5 million primarily related to retention bonuses and benefits and $1.6 million for excess leased facilities in Sunnyvale, California was recognized in the last three quarters of 2001. Also in the fourth quarter, we reached an agreement to settle its claims in relation to the inventory it had acquired to fulfill sales orders with one of our point to multipoint customers that was charged off in the first quarter. This settlement resulted in a $2.6 million benefit that was recorded as a reduction to cost of product revenues in the Company’s statement of operations.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Following is a summary of activity in the restructuring reserve (amounts in thousands):

	Severance Benefits	Fixed Asset Impairment	Lease Cancellations and Other Exit Costs	Total
March 2001 restructuring charge	$386	$3,329	$—	$3,715
Settlement of contractual obligations:
Non-cash amount	—	(2,795)	—	(2,795)
Additions	1,531	—	1,568	3,099
Cash payments	(1,917)	—	(428)	(2,345)

December 31, 2001 balance	$—	$534	$1,140	$1,674

Settlement of contractual obligations:
Non cash amount	$—	$(534)	$—	$(534)
Cash payments	—	—	(650)	(650)
Adjustments	—	—	(490)	(490)

December 31, 2002	$—	$—	$—	$—

As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, on February 28, 2002, we announced an additional restructuring plan designed to reduce operating expenses in order to further align resources with long-term growth opportunities.

During the first quarter of 2002, we recorded a restructuring charge of $3.5 million (“the First Quarter 2002 Plan”), the components of which were $1.1 million for severance payments, $310,000 for lease cancellations, and a non cash charge of $2.1 million for excess equipment, offset by a $142,000 adjustment for excess severance benefits. During the twelve months ended December 31, 2002, we eliminated 107 positions and made cash payments of $1.0 million under the First Quarter 2002 Plan. Of the 107 positions that were eliminated, 67 were in operations, 33 were in engineering and 7 were in sales, general and administration. We anticipate paying the majority of the severance benefits of $5,000 in the first quarter of 2003. Below is a table summarizing activity relating to the First Quarter 2002 Plan (in thousands):

First Quarter 2002 Plan	Severance Benefits	Fixed Assets	Lease Cancellations and Other Exit Costs	Total
First quarter restructuring charge	$1,159	$2,057	$310	$3,526
Settlement of contractual obligations:
Cash payment	(1,012)	—	(55)	(1,067)
Non cash amount for excess equipment	—	(2,429)	—	(2,429)
Cash proceeds from equipment sale	—	372	—	372
Adjustment	(142)	—	—	(142)

Balance at December 31, 2002	$5	$—	$255	$260

Current	$5	$—	$76	$81
Noncurrent	—	—	179	179

	$5	$—	$255	$260

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2002, we recorded a restructuring charge of $4.9 million (“the Third Quarter 2002 Plan”), the components of which were $1.8 million for severance payments and a non-cash charge of $3.1 million for excess equipment. During the third and fourth quarters, we eliminated 102 positions and made cash payments of $1.1 million under the Third Quarter 2002 Plan. Of the 102 positions that were eliminated, 77 were in operations, 14 were in engineering and 11 were in sales, general and administration. We executed the Third Quarter 2002 Plan by the end of 2002, and severance payments will be substantially complete by the end of 2003. Below is a table summarizing activity relating to the Third Quarter 2002 Plan (in thousands):

Third Quarter 2002 Plan	Severance Benefits	Fixed Assets	Total
Third quarter restructuring charge	$1,750	$3,109	$4,859
Settlement of contractual obligations:
Cash payments	(1,057)	—	(1,057)
Non cash amount for excess equipment	—	(3,120)	(3,120)
Cash proceeds from equipment sale	—	11	11

Balance at December 31, 2002	$693	$—	$693

Current	$693	$—	$693
Noncurrent	—	—	—

	$693	$—	$693

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

Common equivalent shares, totaling 244,000 in 2002, 128,000 in 2001 and 5.4 million in 2000 (computed using the treasury stock method), from the assumed exercise of stock options, warrants and convertible securities have been excluded from the net loss per share calculations as their effect would be anti-dilutive due to the Company’s reported net loss for those periods.

9.    Comprehensive Income (Loss)

The Company had $67,000 of other comprehensive loss in the year ended December 31, 2002 resulting from unrealized losses on its available for sale investments. There were no items of other comprehensive income (loss) during the years ended December 31, 2001, and 2000, and accordingly, comprehensive income (loss) is the same as the net loss.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.    Segment Disclosures

The Company operates in a single segment. The Company’s product sales by location for the years ended December 31 were as follows (in thousands):

	2002		2001		2000
United States	$5,617	24.9%	$9,188	27.4%	$30,469	76.6%
Finland	15,924	70.5%	22,683	67.7%	7,804	19.6%
Other	1,030	4.6%	1,635	4.9%	1,526	3.8%

Total	$22,571	100.0%	$33,506	100.0%	$39,799	100.0%

For the year ended December 31, 2002, Nokia accounted for 70.5% of total product revenues. Nokia, located in Finland, was the only customer in Finland in 2002, 2001 and 2000.

11.    Stockholders’ Equity

Common Stock

On June 26, 2002, the Board of Directors approved a 1 for 4 reverse split of our common stock. All share numbers have been adjusted to reflect the reverse stock split, for all periods presented.

Effective March 31, 2000, Endwave issued 3,490,766 shares of its Series T-1 preferred stock to TRW in connection with the merger of TRW Milliwave and Endgate Corporation. In return for the issuance of the shares to TRW, Endwave acquired all outstanding shares in TRW’s formerly wholly owned subsidiary, TRW Milliwave, plus cash in the amount of $20.0 million.

Also in connection with the merger, the Company exchanged all outstanding shares of its Series A through Series G preferred stock for shares of its Series E-1 through Series E-7 preferred stock. The number of shares of Series E-1 through E-7 preferred stock issued in exchange for the Series A through G preferred stock was equivalent to the number of shares of common stock into which the Series A through G preferred stock was convertible immediately prior to the exchange, and did not result in additional proceeds to the Company. In connection with the merger, TRW was given the right to elect two members to the Company’s board of directors; this right expired upon the consummation of the Company’s initial public offering in fall 2000.

On October 2, 2000, the Company issued 107,143 shares of common stock to a potential customer for total cash consideration of approximately $6.0 million.

In connection with the Company’s initial public offering in fall 2000, all shares of the Company’s preferred stock were converted to common stock on a one for one basis. Certain of these shares of common stock issued upon the conversion are subject to resale restrictions.

At December 31, 2002, the Company had reserved 3,070,791 shares of common stock for issuance in connection with its stock option plans, 217,863 shares in connection with its employee stock purchase plan and 1,562 shares for outstanding stock purchase warrants.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of common stock activity in number of shares during 2000, 2001 and 2002 is as follows:

	Common Stock	Preferred Stock
As of January 1, 2000	—	—
Recapitalization in connection with the March 2000 merger	158,340	2,979,560
Issuance of preferred stock to TRW in March 2000	—	3,490,766
Exercise of stock options	13,830	—
Exercises of warrants to purchase stock	—	55,800
Conversion of preferred stock in connection with the initial public offering	6,526,126	(6,526,126)
Issuance of common stock	107,143	—
Issuance of common stock in connection with the initial public offering	1,725,000	—

As of December 31, 2000	8,530,439	—
Exercise of stock options	11,798	—
Issuance of common stock in connection with the acquisition of M/A-COM	229,106	—
Issuance of common stock under employee stock purchase plan	133,034	—

As of December 31, 2001	8,904,377	—
Exercise of stock options	1,000	—
Issuance of common stock under employee stock purchase plan	109,354	—
Paid out for fractional shares relating to 1 to 4 reverse stock split	(70)	—

As of December 31, 2002	9,014,661	—

Employee Stock Purchase Plan

In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per an offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. During 2002, there were 109,354 shares issued under the Purchase Plan at a weighted average price of $1.49 per share. During 2001, there were 133,034 shares issued under the Purchase Plan at a weighted-average price of $4.96 per share. The Company did not issue any shares under this plan in 2000.

Stock Option Plans

The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in September 1992, amended in April 1999, and terminated in March 2000, such that no further options could be granted thereunder, however previously granted and unexercised options remain outstanding and governed by the terms of the 1992 Plan. The 1992 Plan provides for the issuance of up to 229,203 shares of common stock to directors, employees, and consultants upon the exercise of options outstanding under the 1992 Plan as of December 31, 2002.

The Company’s 2000 Stock Option Plan (the “2000 Plan”) was adopted in March 2000, amended in July 2000, and provides for the issuance of options to purchase common stock to directors, employees, and consultants. The 2000 Plan provides for annual reserve increases to the number of authorized shares. During 2002, authorized shares were increased by 536,699 to 2,691,588 shares. Under the 2000 Plan, incentive stock options are granted under the plan at exercise prices not less than fair value and non statutory stock options are

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

granted at an exercise price not less than 85% of the fair value on the date of grant, as determined by the closing sales price of the Company’s common stock. Options granted under the 2000 Plan generally have a ten-year term. Options vest and become exercisable as specified in each individual’s option agreement, generally over a four-year period. Subject to approval by the Company’s board of directors, options may be exercised early, however, unvested shares are subject to a repurchase option by the Company upon termination of the individual’s employment or services.

On October 25, 2001, the Company completed a voluntary stock option exchange program for its employees. Under the program, employees had the option to cancel outstanding stock options previously granted with an exercise price of $24.00 per share or greater in exchange for two new nonqualified stock options to be granted on two separate dates. Approximately 747,151 options were cancelled and 224,146 options were reissued with an option price of $3.40. These options vest monthly over a one-year period and have an 18-month contractual life. The Company granted 493,201 options to active employees who participated in the program at an option price of $3.20 per share on April 26, 2002. These options vest annually over a four-year period and have a 10-year contractual life.

Non-Employee Directors’ Stock Option Plan

The Company 2000 Non-Employee Directors’ Stock Option Plan was adopted October 2000. The plan provides for non-statutory stock option grants to non-employee directors, consisting of an initial grant of 40,000 shares when an individual first becomes a non-employee director of the Company, and annual automatic grants of 10,000 shares (which will be reduced pro-rata if an individual did not serve as a director for the full year of the preceding fiscal year). Options granted under the plan to non-employee directors must be granted at fair market value on the date of grant, provide for monthly vesting over a four-year period and have a ten-year term. The Company granted 18,750, 24,375 and 20,000 options under the Director Plan during the years ended December 31, 2002, 2001 and 2000, respectively. The total number of shares authorized for this plan is 150,000.

A summary of stock option activity for all plans described above, is as follows:

	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 1999	—	—
Options assumed in conjunction with the acquisition of Endgate	376,839	$7.36
Options granted	900,379	29.52
Options exercised	(13,830)	6.00
Options cancelled	(28,429)	21.24

Outstanding at December 31, 2000	1,234,959	23.20

Options granted	904,090	8.24
Options exercised	(11,798)	4.84
Options cancelled	(1,058,407)	23.84

Outstanding at December 31, 2001	1,068,844	10.16

Options granted	1,740,057	1.76
Options exercised	(1,000)	4.80
Options cancelled	(469,650)	9.41

Outstanding at December 31, 2002	2,338,251	$4.05

Exercisable at December 31, 2002	708,724	$6.88

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options:

Options Outstanding at December 31, 2002				Options Exercisable at December 31, 2002
Exercise Price Per Share	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Shares	Weighted- Average Exercise Price
$ 0.76–$ 0.85	191,900	$ 0.79	9.77	0	$ 0.00
$ 1.21–$ 1.21	977,581	$ 1.21	9.56	0	$ 0.00
$ 1.60–$ 2.92	22,981	$ 2.81	9.17	3,691	$ 2.71
$ 3.20–$ 3.20	406,697	$ 3.20	9.32	155,080	$ 3.20
$ 3.24–$ 4.80	423,158	$ 4.09	3.26	381,627	$ 4.09
$ 5.00–$11.75	253,942	$10.62	7.40	125,502	$10.46
$16.00–$20.32	17,143	$16.55	7.04	13,580	$16.33
$25.00–$24.00	13,799	$24.00	3.40	11,434	$24.00
$52.00–$52.00	300	$52.00	7.50	187	$52.00
$56.00–$56.00	30,750	$56.00	7.53	17,623	$56.00

Total	2,338,251	$ 4.05	8.08	708,724	$ 6.88

Deferred Stock Compensation

In 2001, as a result of the cancellation and reissuance of certain options to employees, the reissued options are considered variable awards and resulted in additional deferred compensation based upon the intrinsic value of approximately $274,000 of which approximately $127,000 was amortized to expense through December 31, 2001. In addition, the Company granted 25,000 options to consultants that had a fair value of approximately $99,000 of which approximately $61,000 was amortized to expense through December 31, 2001.

In connection with the deferred compensation totaling approximately $20,218,000 related to the grant of stock options to employees prior to the initial public offering, the Company amortized approximately $1.4 million, $6.5 million and $6.2 million to expense in 2002, 2001 and 2000, respectively. In addition, during 2002, the Company recorded approximately $2.9 million as a reduction in deferred compensation and additional paid in capital related to the forfeiture of unvested shares for terminated employees.

12.    Leases and Commitments

The Company leases its office, manufacturing and design facilities in Sunnyvale, California, Torrance, California and Andover, Massachusetts under non-cancelable lease agreements, which expire in various periods through March 2006. The Company also leases certain equipment under leasing arrangements. These operating leases will expire in various periods through 2006 while capital leases will expire by 2004. These leases can be renewed for periods ranging from one to two years. Expenses under operating leases were approximately $2.0 million, $1.4 million and $2.8 million for December 31, 2002, 2001 and 2000, respectively.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Future annual minimum lease payments under non-cancelable operating and capital leases with initial terms of one year or more as of December 31, 2002 are as follows (in thousands):

Years Ending December 31,	Operating Leases	Capital Leases
2003	$1,526	$1,203
2004	1,556	117
2005	1,556	—
2006	735	—

Total minimum payments required	$5,373	1,320

Less: amount representing interest		(61)

Present value of future minimum lease payments		1,259
Less: current portion		(1,146)

Long-term portion		$113

13.    Related Party Transactions

The Company has a supply agreement and a technology services agreement with Velocium, a former wholly-owned subsidiary of TRW which is now an operating unit of Northrop Grumman Space and Mission Systems Corp. (“Velocium”), to supply and test various products, as well as to provide engineering support.

Advances from TRW

Prior to the March 2000 merger, TRW Milliwave participated in TRW’s cash management system, under which TRW withdrew the Company’s cash receipts and provided for any cash disbursements that had cleared the bank on a daily basis. The net funds advanced by TRW under this arrangement were used by TRW Milliwave to fund operations of the Company. The cumulative net funds advanced to TRW Milliwave were recorded as advances from TRW. This balance has been included as a component of shareholders’ equity as it was not the original intention of TRW Milliwave or TRW to settle such balances in cash. At December 31 2002 and 2001, there was no outstanding cash due related to this arrangement.

Purchases and Revenues from TRW and Velocium

Velocium, a former wholly-owned subsidiary of TRW which is now an operating unit of Northrop Grumman Space & Mission Systems, is a major supplier of gallium arsenide, which is a key component to the Company’s products. The Company has a long-term supply agreement with Velocium which specifies volume and price commitments. Under this supply agreement the Company has paid TRW, Velocium’s former parent company, $7.2 million, $11.6 million and $11.7 million for 2002, 2001 and 2000, respectively.

In December 2001, the company entered into an agreement with TRW to repair RF subsystems previously supplied by TRW to Nokia. This agreement terminates on completion of the repair of all unites requiring repair. In the year ended December 31, 2002 and 2001, the company recognized revenues of approximately $837,122 and $52,000 attributable to this agreement, respectively.

14.    Income Taxes

Prior to the merger, Milliwave was included in the consolidated income tax returns of TRW and its affiliates. When current tax losses were realized by Milliwave, TRW or its affiliates were able to utilize the

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

resulting tax benefits to offset their taxable income. Milliwave recorded the income tax benefit, with an offsetting entry to accounts receivable from affiliates. Endgate was the surviving company in the merger for income tax purposes, and accordingly, its net operating losses carried over into Endwave.

As of December 31, 2002, the Company had a federal net operating loss carryforward of approximately $156 million. The Company also had federal research and development tax credit carryforwards of approximately $1.2 million. These net operating loss and credit carryforwards will expire at various dates beginning in 2007 through 2022, if not utilized.

Utilization of the net operating loss and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. Due to changes in California tax legislation, net operating losses will not be available to offset income earned in 2003, if any, for California state income tax purposes.

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows at December 31 (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$57,900	$48,100
Research credit	2,300	2,400
Capitalized research and development	1,800	2,500
Other	5,800	5,700

Total deferred tax assets	67,800	58,700
Valuation allowance for deferred tax assets	(67,800)	(58,700)

Deferred tax assets, net	—	—
Deferred tax liabilities:
Intangible assets	—	—

Net deferred tax asset (liabilities)	$—	$—

Realization of deferred taxes assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.1 million, $32.1 million and $26.6 during 2002, 2001 and 2000 respectively.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Significant components income tax benefit (provision) is as follows for the year ended December 31 (in thousands):

	2002	2001	2000
Current:
Federal	$—	$—	$267
State	—	—	33

Total current			300

Deferred:
Federal	—	—	300
State	—	—	27

Total deferred	—	—	327

	$—	$—	$627

The reconciliation of income tax at the U.S. federal statutory rate to income tax benefit is as follows for the year ended December 31:

	2002	2001	2000
Income tax benefit at statutory rate:	(35)%	(35)%	(35)%
State, net of federal effect	(6)	(6)	(6)
Nondeductible goodwill	—	19	7
Change in valuation allowance	39	20	23
Nondeductible deferred compensation	2	2	4
In process research and development	—	—	7
Other	—	—	(1)

	—%	—%	(1)%

15.    401(k) Plan

Substantially all regular employees of the company meeting certain service requirements, are eligible to participate in the Company’s 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. The Company may match contributions based upon a percentage of employee contributions up to a maximum of 6% of employee compensation. Prior to the merger, the Company participated in TRW’s contributory stock ownership and savings plan for which a majority of its employees were eligible as defined in the plan. TRW Milliwave matched employee contributions subject to plan limitations. Company contributions under these plans for 2002, 2001 and 2000 were $129,000, $467,000, and $391,000, respectively. The Company has suspended the matching of contributions effective April 7, 2002.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

16.    Merger between Endgate and TRW Milliwave

As consideration for the 2000 merger between TRW Milliwave and Endgate Corporation, the Company issued shares of its Series T-1 preferred stock to TRW. The merger was accounted for using the purchase method of accounting. The aggregate purchase price of $139.9 million was allocated to the assets and liabilities acquired based on their fair values as follows (in thousands):

Amount
Tangible net assets	$24,377
In-process research and development	11,700
Purchased technology	16,100
Customer list	2,600
Acquired workforce	4,900
Goodwill	80,218

$139,895

In determining the total consideration as well as the allocation of the purchase price including the amount of in-process research and development, TRW considered as part of their analysis an appraisal prepared for TRW’s Space and Electronics Group by American Appraisal Associates, Inc., an independent appraisal firm that used established valuation techniques appropriate for the high technology industry. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility has not been established and no future alternative uses existed. A charge of $11.7 million for purchased in-process research and development arising from the acquisition has been reflected in the statement of operations of Endwave in the year ended December 31, 2000.

Unaudited Pro forma Financial Information

The following unaudited pro forma financial information combines the historical statements of operations for the year ended December 31, 2000, and gives effect to the merger, including the amortization of goodwill and intangible assets. Pro forma financial information for the year ended December 31, 2002 and 2001, has not been presented as the Company reported combined operations for the full year. During 2000, the aggregate purchase price allocated to purchased in-process research and development has been excluded, as it is a non- recurring item. Pro forma basic and diluted net loss per share has been adjusted to reflect the actual common shares issued and the equivalent number of shares issued to complete the merger on an as if converted basis. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transactions had been consummated at the

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

beginning of 2000, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future periods (in thousands):

Year Ended December 31, 2000
Net revenues	$44,359
Cost and expenses:
Cost of products revenues	57,318
Research and development	12,563
Selling, general and administrative	9,052
Amortization of goodwill and other intangible assets	19,257
Amortization of deferred stock compensation	6,656

Total costs and expenses	104,846

Loss from operations	(60,487)
Other, net	898

Net loss	$(59,589)

Net loss per share—basic and diluted	$(2.22)

17.    Purchase Acquisitions

On April 24, 2001 the Company completed the acquisition of certain assets from Tyco Electronics related to their M/A-COM broadband wireless business. The acquisition was accounted for using the purchase method of accounting. The total consideration paid by the Company in the acquisition, $4.0 million in cash and the issuance of 229,106 shares of the Company’s common stock, valued at $2.0 million, liabilities assumed of approximately $2.7 million and acquisition expenses of approximately $700,000 was allocated to the of the assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$3,607
Inventory	2,244
Property, plant and equipment	1,576
Goodwill	2,040

$9,467

The $2.0 million allocated to goodwill was amortized on a straight-line basis over an 8-month period and was fully amortized at December 31, 2001.

On September 24, 2002, the Company acquired the broadband assets of the Fixed Wireless division of Signal Technology Corporation for $3.6 million in cash, inclusive of acquisition costs. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to inventory ($2.1 million) and property, plant and equipment ($1.5 million).

The results of operations of the M/A-COM and Signal Technology acquisitions have been included in the results of the Company from the dates of acquisition. Pro forma results of operations have not been presented, as the effects of these acquisitions were not material to the Company’s financial position, results of operations or cash flows for the period presented.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

18.    Subsequent Events

On February 26, 2003, the Company announced the acquisition of certain broadband assets of Arcom Wireless Inc., a subsidiary of Dover Corporation. The acquisition was structured as an asset purchase for cash of $55,000, and included a transceiver design, equipment and intellectual property licenses required to manufacture and supply a 58 GHz integrated transceiver product to an existing Endwave customer.

19.    Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2002:
Net revenues	$4,378	$6,245	$4,954	$6,995
Cost of revenues	6,535	7,479	9,782	5,981
Net income (loss) (1)(2)	(11,446)	(6,100)	(13,934)	95
Basic and diluted net income (loss) per share	$(1.28)	$(0.68)	$(1.56)	$0.01

2001:
Net revenues	$12,533	$7,797	$6,426	$7,369
Cost of revenues (3)	26,817	12,157	12,367	7,756
Net loss-restated (4)	(119,457)	(14,898)	(14,293)	(8,098)
Basic and diluted net loss per share	$(14.00)	$(1.72)	$(1.60)	$(0.92)

(1)	The net income (loss) for the first quarter of 2002 and the third quarter of 2002 includes charges of $3.5 million and $4.9 million, respectively, for restructuring activities and asset impairments.
(2)	The net income (loss) for the fourth quarter of 2002 includes deferred compensation recovery of $389,000 related to termination of employees subsequent to prior quarter restructuring charges.
(3)	Cost of product revenues for the first and fourth quarters of 2001 includes a charge of $9.4 million and a benefit of $2.7 million, respectively, for inventory write offs and recoveries related to the Company’s decision to exit the point-to-multipoint market.
(4)	The net loss for the first quarter of 2001 includes a $90.4 million charge for the impairment of long-lived assets. The net loss for the first, second, third and fourth quarter of 2001 include restructuring charges of $3.7 million, $2.2 million, $868,000 and $77,000, respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Our directors and executive officers, including their ages and their positions with us, as well as certain biographical information of these individuals, as of December 31, 2002, are as follows:

Name	Age	Position
Edward A. Keible, Jr.	59	Chief Executive Officer, President and Director
Julianne M. Biagini	40	Chief Financial Officer, Senior Vice President, Finance and Administration and Secretary
John M. Mikulsky	57	Chief Marketing Officer and Senior Vice President, Marketing and Business Development
Randolph Blotky	57	Director
Robert D. Pavey	60	Director
Carol Herod Sharer	51	Director
Edward C.V. Winn	64	Director

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

Julianne M. Biagini has served as our Chief Financial Officer and Senior Vice President of Finance and Administration and Corporate Secretary since May 2001. From March 1994 until April 2001, Ms Biagini served in various capacities for the Company, most recently as Vice President of Finance and Administration and Corporate Secretary. From 1992 until 1994, Ms. Biagini was the manager of Accounting and Tax at Exponent, Inc. (formerly Failure Analysis Associates), an engineering and scientific consulting firm. Prior to 1992, Ms. Biagini worked at KPMG Peat Marwick as a tax specialist. Ms. Biagini serves as a member of the Board of Directors of the American Electronics Association. Ms. Biagini is a C.P.A. in California with a B.S. in business administration from San Jose State University and an M.B.A. from Santa Clara University.

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

Randolph Blotky has served as a director of Endwave since October 2001. Since July 2001, Mr. Blotky has served as the Chairman and Chief Executive Officer of Technology Convergence Partners LLC, a management consulting firm specializing in the technology, media, marketing, communications and entertainment industries. From 1992 to 2001, Mr. Blotky served as the Senior Vice President and then Executive Vice President Worldwide Consumer Products, for Warner Bros., a media and entertainment company. Prior to working for Warner Bros., Mr. Blotky held various executive positions in the media and entertainment industry at MGM/UA, United Artists Television and CBS. Prior, Mr. Blotky was an attorney and partner in the Los Angeles law firm of Mitchell, Silberberg & Knupp. Mr. Blotky holds a B.S. in engineering physics from the University of California Berkeley, attended graduate school in astrophysics at Massachusetts Institute of Technology, and holds a J.D. from the University of California, Los Angeles School of Law.

Robert D. Pavey has served as a director of Endwave since May 1994. Mr. Pavey has served as a General Partner of Morgenthaler Ventures, a venture capital firm, since 1969. Mr. Pavey holds a B.A. in physics from The College of William and Mary, an M.S. in metallurgy from Columbia University, and an M.B.A. from Harvard Business School. Mr. Pavey serves as a member of the Board of Directors of Entivity, Ignis Optics, Lamina Ceramics, Paratek Microwave and VSK Photonics.

Carol Herod Sharer has served as a director of Endwave since April 2001. Ms. Sharer is Chief Executive Officer of McKinley Marketing Partners, Inc., a company she helped found, and has held such position since 1996. From 1993 to 1995, Ms. Sharer was an independent contractor, working primarily with regional Bell operating companies. From 1991 to 1993 Ms. Sharer held various positions at MCI, a telecommunications company, most recently as Senior Vice President for Program Management and Planning. Ms. Sharer holds a B.A. in Economics from Florida International University and an M.B.A. from George Washington University with a concentration in finance.

Edward C.V. Winn has served as a director of Endwave since July 2000. From March 1992 to January 2000, Mr. Winn served in various capacities with TriQuint Semiconductor, Inc., a semiconductor manufacturer, most recently as Executive Vice President, Finance and Administration and Chief Financial Officer. Previously, Mr. Winn served in various capacities with Avantek, Inc., a microwave component and subsystem manufacturer, most recently as Product Group Vice President. Mr. Winn received a B.S. in Physics from Rensselaer Polytechnic Institute and an M.B.A. from Harvard Business School. Mr. Winn serves as a member on the Board of Directors of OmniVision Technologies, Inc. and NASSDA Corp.

Executive officers serve at the discretion of our Board of Directors. There are no family relationships between any of our executive officers and members of the Board. No director has a contractual right to serve as a member of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock of Endwave. Officers, directors and greater than ten percent stockholders are required by the Commission’s regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2002, Endwave’s officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 11.	Executive Compensation.

Compensation of Directors

In April 2001, we adopted a policy whereby each of our non-employee directors would thereafter receive a fee of $1,000 for each Board meeting attended, and for each committee meeting attended in person by those Board members serving on committees of the Board of Directors occurring apart from a meeting of the full Board. The members of the Board of Directors are eligible for reimbursement for their travel expenses incurred in connection with attendance at Board and committee meetings in accordance with Company policy.

Non-employee directors are eligible to participate in our 2000 Non-Employee Director Plan (the “Director Plan”). Pursuant to the Director Plan, all non-employee directors are automatically granted an option to purchase 10,000 shares of Common Stock upon their election to our Board of Directors. Our non-employee directors will also be granted an option to purchase an additional 2,500 shares of Common Stock each year following the date of our annual stockholders meeting, provided that if any non-employee director has not served in that capacity for the entire period since the preceding annual stockholders meeting, then the number of shares subject to the annual grant will be reduced, pro rata, for each full quarter the person did not serve during the previous period. All options under this plan expire after ten years and have an exercise price equal to the fair market value on the date of grant. These options vest over four years at the rate of 1/48 of the total grant per month. Our directors are also eligible to participate in our 2000 Equity Incentive Plan and our employee directors are eligible to participate in our 2000 Employee Stock Purchase Plan.

During the last fiscal year, we granted options covering an aggregate of 18,750 shares to our non-employee directors. Of those options, 10,000 shares were granted at an exercise price of $3.52 per share and 8,750 shares were granted at an exercise price of $2.68 per share. The fair market of such Common Stock on the date of grant was the same as the exercise price per share (based on the closing sales price reported on the Nasdaq National Market for the date of grant). As of March 15, 2003 no options to purchase shares of Common Stock had been exercised under the Director Plan.

All per-share amounts from all periods have been restated to reflect the 1 for 4 reverse stock split approved by our Board of Directors on June 26, 2002.

Compensation of Executive Officers

Summary of Compensation

The following table shows, for the years ended December 31, 2002, 2001 and, 2000, compensation awarded or paid to or earned by our Chief Executive Officer and our three other most highly compensated executive officers (the “Named Executive Officers”) for services rendered by them as our executive officers.

Summary Compensation Table

		Annual Compensation (1)			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(2)	Securities Underlying Options (#)(3)	All Other Compensation ($)
Edward A. Keible, Jr. President, Chief Executive Officer and Director	2002 2001 2000	318,000 309,161 282,500	— — 231,000	874 2,006 671	317,174 74,777 110,250	1,712 3,060 223	(5) (5) (5)

Julianne M. Biagini Chief Financial Officer, Senior Vice President, Finance and Administration, and Corporate Secretary	2002 2001 2000	195,000 180,874 134,833	— — 83,393	401 1,099 80	140,248 62,560 20,000	1,800 3,060 1,657	(5) (5) (5)

Donald J. Dodson, Jr. (6) Former Chief Operating Officer and Senior Vice President	2002 2001 2000	187,654 227,346 161,667	— — 78,000	510 1,805 176	144,152 37,382 63,075	88,285 3,060 2,346	(7) (5) (4)

John J. Mikulsky Chief Marketing Officer and Senior Vice President, Market and Business Development	2002 2001 2000	225,000 211,971 188,333	— — 102,000	583 1,595 235	143,750 66,387 25,000	1,696 3,060 1,433	(5) (5) (5)

(1)	In accordance with rules promulgated by the Commission, other annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constitutes less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for the fiscal year.
(2)	Represents insurance premiums paid by Endwave with respect to group life insurance for the benefit of the Named Executive Officers.
(3)	Share numbers reflect post-July 2002 Reverse Split figures. For 2001, includes 33,075, 17,250, 18,922 and 18,750 shares underlying Short-Term Options granted to Mr. Keible, Ms. Biagini, Mr. Dodson and Mr. Mikulsky, respectively, in connection with Endwave’s option exchange program, as described more fully in “Stock Option Grants and Exercises.”
(4)	Includes $1,375 in matching contributions paid by Endwave under our 401(k) plan and $971 in relocation payments paid by Endwave.
(5)	Represents matching contributions paid by Endwave under our 401(k) plan to the Named Executive Officers.
(6)	Mr. Dodson’s employment with us terminated on October 11, 2002.
(7)	Includes $36,109 for accrued vacation, $50,346 in severance payments and $1,830 in matching contributions paid by Endwave under our 401(k) plan.

Stock Option Grants and Exercises

The following table sets forth information regarding options granted to each Named Executive Officer during the year ended December 31, 2002. The information regarding stock options granted to Named Executive Officers as a percentage of total options granted to employees in 2002 is based on options to purchase a total of 1,740,057 shares that were granted to employees, consultants and directors in 2002, under our 2000 Equity Incentive Plan. No stock appreciation rights, stock purchase rights or restricted stock awards were granted during 2001.

In September 2001, we instituted an option exchange program whereby all employees were given the option to cancel certain previously granted options in exchange for newly granted options on a one-to-one basis (the “Program”). On October 26, 2001, we granted under the 2000 Equity Incentive Plan options representing 30% of the cancelled options (the “Short-Term Options”) to those employees who elected to participate in the Program (the “Participants”). In April 2002, we granted, under the 2000 Equity Incentive Plan, options representing 70% of the cancelled options to the Participants. One-twelfth of the Short-Term Options vest each month after the date of grant. The Short-Term Options did not become exercisable until six months after the date of grant and expire 18 months after the date of grant. Options were granted by the Board of Directors at an exercise price equal to the fair market value of our Common Stock as of the date of grant, based on the closing sales price of our Common Stock as reported on the Nasdaq National Market on the date immediately preceding the date of grant. Options, other than the Short-Term Options, typically vest ratably on a quarterly basis over a four-year period and have a term of ten years.

Option Grants in Fiscal Year 2002

Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($/Sh)	Expiration Date		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(2)
						5%	10%
Edward A. Keible, Jr.	77,174 240,000	4.4 13.8	3.20 1.21	4/26/12 7/24/12		18,751 182,631	37,955 462,823

Julianne M. Biagini	40,248 100,000	2.3 5.7	3.20 1.21	4/26/12 7/24/12		9,779 76,096	19,794 192,843

Donald J. Dodson, Jr.	44,152 100,000	2.5 5.7	3.20 1.21	4/26/12 7/24/12	(3) (3)	10,728 76,096	21,714 192,843

John J. Mikulsky	43,750 100,000	2.5 5.7	3.20 1.21	4/26/12 7/24/12		10,630 76,096	21,517 192,843

(1)	Options granted under the 2000 Equity Incentive Plan and under the Company’s 1992 Stock Option Plan will vest in accordance with the Company’s Officer Retention Plan, detailed in “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” below.
(2)	The potential realizable value is based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate, compounded annually for the entire term of the option and the option is exercised solely on the last day of its term for the appreciated price. These amounts represent certain assumed rates of appreciation less the exercise price, in accordance with the rules of the Commission, and do not reflect our estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of our Common Stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.
(3)	The options terminated prior to expiration in connection with the Named Executive Officer’s departure from Endwave.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No options were exercised by any of the Named Executive Officers in 2002. In addition, as of December 31, 2002 no options held by the Named Executive Officers were in-the-money.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

In March 2000, in connection with our merger with TRW Milliwave Inc. (“TRW Milliwave”), our Board of Directors approved an Officer Retention Plan providing for the acceleration of vesting, under certain circumstances, of a portion of stock options granted to our officers under our 1992 Stock Option Plan and 2000 Equity Incentive Plan. In March 2002, the Officer Retention Plan was amended. Under the Officer Retention Plan, as amended, the unvested portion of each officer’s stock options granted prior to the merger with TRW Milliwave becomes vested and exercisable if we undergo a change in control or the officer is terminated without cause. In addition, a prorated portion of the unvested portion of each officer’s stock option granted after the merger with TRW Milliwave become vested and exercisable, based on years of employment. In addition, severance benefits will be paid to each officer if terminated without cause.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is or has been an officer or employee of Endwave In addition, no member of our compensation committee serves as a member of a Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our Common Stock as of March 1, 2003 by: (i) each of the Named Executive Officers; (ii) each director; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our Common Stock.

	Beneficial Ownership (1)
Name and Address	Number of Shares	% of Total (2)
Northrop Grumman S&MS (3) 1840 Century Park East Los Angeles, CA 90067	3,473,312	38.53%
Edward A. Keible, Jr. (4) c/o Endwave 990 Almanor Avenue Sunnyvale, CA 94085	553,579	6.14%
Donald J. Dodson, Jr.	2,250	*
Julianne M. Biagini (5)	189,508	2.10%
John J. Mikulsky (6)	215,701	2.39%
Randolph Blotky (7)	4,036	*
Robert D. Pavey (8)	246,992	2.74%
Carol Herod Sharer (7)	5,572	*
Edward C.V. Winn (9)	13,306	*
All directors and executive officers as a group (8 persons) (10)	1,230,944	13.65%

*	Less than one percent.
(1)	This table is based upon information supplied to us by our officers, directors and principal stockholders and upon any Schedules 13D or 13G filed with the Securities and Exchange Commission (the “Commission”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(2)	Applicable percentages are based on 9,014,660 shares outstanding on March 1, 2003, adjusted as required by rules promulgated by the Commission.
(3)	The shares are held by Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.) (“Northrop Grumman S&MS”), a wholly owned subsidiary of Northrop Grumman Corporation. Northrop Grumman S&MS has the direct power to vote and direct the disposition of the shares. Northrop Grumman Corporation, as the sole parent of Northrop Grumman S&MS has the indirect power to vote and dispose of the shares.
(4)	Includes 443,312 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 236,254 shares would be subject to repurchase by us. Also includes 104,703 shares held by the Keible Family Trust of which Mr. Keible is co-trustee and 625 shares held by Mr. Keible’s father-in-law. Mr. Keible’s spouse shares voting and investment power over the shares held by Mr. Keible’s father-in-law.
(5)	Includes 179,095 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 101,575 shares would be subject to repurchase by us. Also includes 1,234 shares held in a trust for the benefit of Ms. Biagini’s daughter.
(6)

Includes 205,567 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 106,039 shares would be subject to repurchase by us.

(7)	Represents shares issuable upon exercise of options exercisable within 60 days of the date of this table.
(8)	Includes 123,517 shares held by Morgenthaler Venture Partners V and 57,958 shares held by Morgenthaler Management Partners III. Mr. Pavey, a director of Endwave, is a general partner of Morgenthaler Management Partners which is the manager of Morgenthaler funds. In such capacity, Mr. Pavey may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares owned by the Morgenthaler funds. Mr. Pavey disclaims beneficial ownership of the shares held by the Morgenthaler funds within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also includes 57,550 shares held by a family partnership. Also includes 7,967 shares issuable upon exercise of options exercisable within 60 days of the date of this table.
(9)	Includes 12,056 shares issuable upon exercise of options exercisable within 60 days of the date of this table.
(10)	See footnotes 4 through 9 above, as applicable. Includes 857,605 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 443,868 shares would be subject to a repurchase right by us.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of the end of December 31, 2002.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(1)
Equity compensation plans approved by security holders	2,388,251	$4.05	811,969	(2)
Equity compensation plans not approved by security holders	0	0	0

Total	2,388,251	$4.05	811,969

(1)	Each year on October 17, starting 2001 and continuing through 2005, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Equity Incentive Plan is automatically increased by the lesser of 3,000,000 shares or 6% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by the Board of Directors. In addition, each year on October 17, starting in 2001 and continuing through 2005, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Employee Stock Purchase Plan is automatically increased by the lesser of 350,000 shares or 1.5% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by the Board of Directors.
(2)	Includes 79,429 shares issuable under the 2000 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions

Indemnification

Our By-Laws provide that we will indemnify our directors and executive officers and may indemnify our other officers, employees and other agents to the extent not prohibited by Delaware law. The By-Laws also require us to advance litigation expenses in the case of stockholder derivative actions or other actions, against an undertaking by the indemnified party to repay such advances if it is ultimately determined that the indemnified party is not entitled to indemnification.

Transactions with Northrop Grumman Corporation, TRW Inc. and Velocium

In connection with our merger with TRW Milliwave Inc. (“TRW Milliwave”) in March 2000, Endwave also entered into the agreements with TRW Inc., which was subsequently acquired by Northrop Grumman Corporation. As a result of the acquisition, TRW Inc. is now named Northrop Grumman Space & Mission Systems Corp (“Northrop Grumman S&MS”). Northrop Grumman S&MS is a stockholder of the Endwave owning more than 5% of our Common Stock.

We entered into a supply agreement, which provides for the purchase from TRW of specified gallium arsenide wafers. The supply agreement provides us with discounted per wafer pricing when we order specified levels of these gallium arsenide wafers and provides for increased pricing when it orders less than that volume of wafers. The quantities and prices specified are quarterly amounts and the prices, both discounted and standard pricing, decrease throughout the life of the contract. In the years ended December 31, 2002 and 2001 we purchased wafers from TRW under this agreement for aggregate amounts of $7.2 million and $11.6 million, respectively.

We also entered into a services agreement for the provision of technical support related to the development and production of products by us incorporating TRW-produced devices, which also includes licensed rights to related later developed intellectual property. In the year ended December 31, 2001, we incurred no expenses under this agreement.

In March 2000, we also entered into three agreements with TRW to provide RF subsystems in fulfillment of two agreements between TRW and Nokia, and one agreement between TRW and Nortel Networks. One of TRW’s agreements with Nokia, and TRW’s agreement with Nortel Networks were terminated as of December 31, 2000, as well as our corresponding agreements with TRW. As of December 31, 2001, we had one remaining agreement with TRW relating to a development agreement between TRW and Nokia. All obligations under TRW’s agreement with Nokia, and our corresponding agreement with TRW were complete in January 2002. These agreements with TRW which correspond to TRW’s agreements with Nokia and Nortel Networks contained warranty and product liability provisions relating to products delivered by us to Nokia and Nortel Networks under our agreements with TRW. In the year ended December 31, 2001, we recognized no revenues attributable to the TRW agreement relating to Nokia.

In connection with the above agreements, we entered into a license agreement providing for the use of TRW intellectual property in products we produced for Nokia and Nortel Networks pursuant to our agreements with TRW relating to these customers as described above.

In December 2001, we entered into an agreement with TRW to repair RF subsystems previously supplied by TRW to Nokia. This agreement terminates on completion of the repair of all units requiring repair. In the year ended December 31, 2002 and 2001, we recognized revenues of approximately $837,122 and $52,000 attributable to this agreement, respectively.

Some radios, incorporating our transceivers, manufactured and shipped by one of our customers are experiencing degraded performance after installation in the field. The cause of the degradation has been identified to be a faulty electronic component supplied by one of our vendors. We believe the cause of the component’s out of specification performance has been identified and corrected. Although the transceiver products were delivered under a contract between Endwave and the customer, the component supplier has agreed to compensate our customer for the “indirect costs” associated with the repair and replacement of the degraded radios and modules. These “indirect costs” include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in the radio. Subsequently we have reached an agreement with the component supplier to share a portion of these repair and replacement costs. During 2001, we provided a $4.3 million warranty charge to cover the actual repair of the transceivers containing faulty components. While we believe that this reserve is adequate to cover our actual repair costs, may not be adequate to fully cover all liability for our share of the “indirect costs”.

Other Transactions

In October 2002, we entered into a separation agreement with Mr. Donald Dodson. Pursuant to the agreement, we made severance payments totaling $50,346 and accelerated vesting on 148,772 options held by Mr. Dodson, in accordance with the officer retention plan, described in further detail in “Executive Compensation—Employment Agreements.” Contracts, Termination of Employment and Change-in-Control Arrangements.”

Item 14.	Control Procedures

(a)    Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of filing of this Form 10-K (the “Evaluation Date”) and, based on that evaluation concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to timely alert management to material information relating to Endwave Corporation during the period when our periodic reports are being prepared.

(b)    Changes in internal controls.

There were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls.    Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Financial Statements and Schedules.

(1)	The following financial statements are included in Item 8:

Report of Ernst & Young LLP, Independent Auditors

Balance Sheets as of December 31, 2002 and 2001

Statements of Operations for the years ended December 31, 2002, 2001, and 2000

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000

Statements of Cash Flows for years ended December 31, 2002, 2001, and 2000

Notes to Financial Statements

(2)	The following financial statement schedule is included in item 14(d):

Schedule II—Valuation and Qualifying Accounts

All other schedules not listed above have been omitted because they are inapplicable or are not required.

(b)    Reports on Form 8-K.

The Company filed one report on Form 8-K during the three months ended December 31, 2002:

September 24, 2002, Purchase of the broadband assets of the Fixed Wireless division of Signal Technology.

(c)    Exhibits.

Exhibit Number	Description
2.1(iii)	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated as of April 24, 2001.

2.2(v)	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated as of September 24, 2002.

3.1(i)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(i)	Amended and Restated Bylaws effective October 20, 2000.

4.1(i)	Form of specimen Common Stock Certificate.

4.2(i)	Investors’ Rights Agreement dated March 31, 2000 by and among the Registrant and certain investors named therein.

4.3(i)	Warrant to Purchase Stock dated March 16, 1998, issued by the Registrant to Silicon Valley Bank for the purchase of shares of the Registrant’s Series E Preferred Stock.

4.4(iii)	Registration Rights Agreement by and between M/A-COM Tech, Inc. and the Registrant dated as of April 24, 2001.

10.1(i)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(i)	1992 Stock Option Plan.

10.3(i)	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(i)	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(i)	Amended and Restated 2000 Equity Incentive Plan.

10.6(i)	Form of Stock Option Agreement under 2000 Equity Incentive Plan.

Exhibit Number	Description
10.7(i)	2000 Employee Stock Purchase Plan.

10.8(i)	Form of 2000 Employee Stock Purchase Plan Offering.

10.9(i)	2000 Non-Employee Director Plan.

10.10(i)	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.11(i)	Officer Retention Plan.

10.12(iv)	Industrial Lease by and between The Irvine Company and the Registrant dated July 2, 2001.

10.18(i)

Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.

10.20(i)	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.

10.21(i)	Supply Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.

10.23(i)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.24(ii)	Purchase Agreement No. 1201000 made and entered into by and between Nokia Networks By and Endwave Corporation on November 7, 2000.

10.25(vi)	Contract Change Notice/Amendment No. 1 to the Supply Agreement by and between TRW Inc. and the Registrant dated March 15, 2002.

10.26(vii)	Purchase Order 88M31651 by and between Lockheed Martin Corporation and the Registrant, dated May 21, 2002.

10.27(viii)	Extension of Validity of Purchase Agreement by and between Nokia and the Registrant dated September 9, 2002.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney. Reference is made to page 84.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302).
(ii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(iii)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K, filed on May 8, 2001.
(iv)	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(v)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K dated September 24, 2002.
(vi)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(vii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(viii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(d)    Financial Statement Schedule

ENDWAVE CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for doubtful accounts:

	Balance at Beginning of Period	Additions Charged to Costs and Expense	Balances Acquired in Connection with the Merger	Deductions and Write-offs	Balances at End of Period
Year ended December 31, 2002	$678	$523	$—	$(877)	$324

Year ended December 31, 2001	$248	$502	$—	$(72)	$678

Year ended December 31, 2000	$81	$283	$12	$(128)	$248

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: March 31, 2003	By:	/s/ JULIANNE M. BIAGINI
Julianne M. Biagini Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Know By All These Persons Present, that each person whose signature appears below constitutes and appoints each of Julianne M. Biagini and Edward A. Keible, Jr., his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ EDWARD A. KEIBLE, JR. Edward A. Keible, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2003

/s/ JULIANNE M. BIAGINI Julianne M. Biagini	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ ROBERT D. PAVEY Robert D. Pavey	Director	March 28, 2003

/s/ EDWARD C.V. WINN Edward C.V. Winn	Director	March 28, 2003

/s/ CAROL HEROD SHARER Carol Herod Sharer	Director	March 28, 2003

/s/ RANDOLPH M. BLOTKY Randolph M. Blotky	Director	March 28, 2003

CERTIFICATION

I, Edward A. Keible, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Endwave Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ EDWARD A. KEIBLE, JR.
Edward A. Keible, Jr. President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Julianne M. Biagini, certify that:

1.	I have reviewed this annual report on Form 10-K of Endwave Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ JULIANNE M. BIAGINI
Julianne M. Biagini Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)