Form 10-Q
period 2003-03-31
ENDWAVE CORP
filed 2003-05-15
CIK 1118941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2003 was 9,076,988 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDWAVE CORPORATION

CONDENSED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$16,283	$9,224
Restricted cash	1,560	1,560
Short-term investments	11,180	19,801
Accounts receivable, net	5,316	4,101
Inventories	9,732	11,784
Other current assets	518	718

Total current assets	44,589	47,188
Property, plant and equipment, net	9,572	12,713
Other assets, net	148	148

	$54,309	$60,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,000	$1,009
Accounts payable to affiliates	1,082	1,029
Accrued warranty	5,662	5,583
Accrued compensation and other liabilities	2,200	1,437
Capital lease obligations, current portion	884	1,146
Notes payable, current	497	491
Other current liabilities	532	773

Total current liabilities	11,857	11,468
Capital lease obligations, less current portion	51	113
Notes payable, less current portion	656	783
Other long-term liabilities	159	179
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock $0.001 par value; 27,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 authorized, 9,014,661 and 9,014,661 issued and outstanding, respectively	9	9
Additional paid-in capital	302,116	302,116
Deferred stock compensation	(779)	(1,292)
Accumulated other comprehensive (loss)	(27)	(67)
Accumulated deficit	(259,654)	(253,181)
Treasury stock, at cost, 39,150 shares held at March 31, 2003	(79)	(79)

Total stockholders’ equity	41,586	47,506

	$54,309	$60,049

(1)	Derived from the Company’s audited financial statements as of December 31, 2002

See accompanying notes.

ENDWAVE CORPORATIO N

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Product revenues ($65 and $459 from affiliates, respectively)	$7,597	$4,378
Development fees	60	—

Total revenues	7,657	4,378

Costs and expenses:
Cost of product revenues ($18 and $131 from affiliates, respectively)	7,002	6,535
Research and development	1,102	3,143
Selling, general and administrative	2,508	2,176
Restructuring charge	—	3,036
Amortization of deferred stock compensation*	512	1,145
Loss on building sublease	662	—
Impairment of long-lived assets	2,409	—

Total costs and expenses	14,195	16,035

Loss from operations	(6,538)	(11,657)
Interest and other income, net	65	211

Net loss	$(6,473)	$(11,446)

Basic and diluted net loss per share	$(0.72)	$(1.29)
Shares used in computing of basic and diluted net loss per share	9,014,661	8,905,066

* Amortization of deferred stock compensation
Cost of product revenues	$113	$347
Research and development	166	331
Selling, general and administrative	233	467

	$512	$1,145

See accompanying notes.

ENDWAVE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities:
Net loss	$(6,473)	$(11,446)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	777	1,250
Impairment of long-lived assets	2,409	—
Amortization of deferred stock compensation	512	1,145
Restructuring charge	—	3,036
Loss on building sublease	662	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,215)	1,697
Inventories	2,052	436
Other current assets	200	812
Accounts payable	(9)	(2,094)
Accounts payable, related parties	53	(1,226)
Accrued liabilities	(81)	(312)

Net cash used in operating activities	(1,113)	(6,702)

Investing activities:
Purchases of property and equipment	(45)	(18)
Proceeds on sale (purchases) of short-term investments	8,663	(1,110)

Net cash provided by (used in) investing activities	8,618	(1,128)

Financing activities:
Principal payments under capital lease obligations	(324)	(668)
Payment of note payable	(122)
Purchase of treasury stock	—	(54)
Proceeds from exercises of stock options	—	5

Net cash used in financing activities	(446)	(717)

Net change in cash and cash equivalents	7,059	(8,547)
Cash and cash equivalents at beginning of period	9,224	21,303

Cash and cash equivalents at end of period	$16,283	$12,756

Supplemental cash flow information:
Cash paid for interest	$41	$146

See accompanying notes.

ENDWAVE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements of Endwave Corporation (the “Company”) have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

All share and per-share amounts have been restated to reflect the 1 for 4 reverse stock split effected July 2002.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company’s customers are primarily wireless systems integrators and equipment manufacturers who integrate the Company’s products into their products. The Company recognizes product revenue at the time title passes, which is upon product shipment or when the product is withdrawn from a consignment location. Revenues related to product sales are recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), when: (1) there is persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. There are no typically significant acceptance requirements or post-shipment obligations on the part of the Company. The Company recognizes development fees ratably over the estimated term of the development period or when specific milestones are achieved. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production period. In no event are revenues recognized prior to becoming payable by the customer. The costs incurred under these agreements are included in research and development expenses.

Warranty

The warranty periods for the Company’s products are generally between one and three years from date of shipment. The Company provides for estimated warranty expense at the time of shipment. While the Company engages in product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.

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

Restricted Cash

The Company refinanced some of its capital leases during 2002 to take advantage of the low interest rate environment. The restricted cash is a compensating balance to the notes payable with a major bank and is in an interest-bearing note. The amount restricted declines as the Company pays it monthly obligation of principal and interest. The interest rate on the note payable is 25 basis points above LIBOR rates and is set quarterly.

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

The Company was formed through the merger of TRW Milliwave into Endgate Corporation. The merger of TRW Milliwave with and into Endgate was accomplished through a tax-free reorganization under the Internal Revenue Code. As such, Endgate’s and TRW Milliwave’s tax bases in their assets and liabilities carried over to the Company with no step-up in basis. Therefore, the amortization of intangible assets resulting from the merger, including goodwill, is not deductible for tax purposes. Since inception, Endgate incurred net losses and therefore generated significant net operating loss carry-forwards. These carry-forwards were not reflected on Endgate’s balance sheet as an asset because they were fully reserved due to uncertainty about Endgate’s ability to utilize these loss carryforwards. The merger with TRW Milliwave imposed limitations on the combined company’s ability to utilize these pre-existing net operating loss carryforwards. Generally accepted accounting principles require that deferred tax liabilities be recorded for identifiable intangible assets acquired in a business combination accounted for as a purchase. The deferred tax asset related to net operating loss carryforwards is greater than the deferred tax liabilities related to the identifiable intangible assets acquired. A valuation allowance has been provided to eliminate the net deferred tax asset because ultimate realization is uncertain. Because TRW Milliwave was a wholly-owned subsidiary of TRW, and therefore part of the consolidated TRW tax return prior to merging with Endgate, TRW was able to utilize TRW Milliwave’s net operating losses in the consolidated income tax return of TRW for periods prior to March 31, 2000, leaving TRW Milliwave with no net operating loss carryforwards.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, and the estimated fair value of purchases under the employee stock purchase plan is expensed in the year of purchase as well as the stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards. The effects on pro forma disclosure of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosure of future years.

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

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$(6,473)	$(11,446)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	512	1,145
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,483)	(3,867)
Net loss applicable to common stockholders, pro forma	(7,444)	(14,168)

Earnings per share:
Basic and diluted net loss per share, as reported	$(0.72)	$(1.29)
Basic and diluted net loss per share, pro forma	(0.84)	(1.59)

In connection with the grant of stock options to employees prior to the initial public offering, Endwave recorded deferred stock compensation within stockholders’ equity of approximately $20,218,000, representing the difference between the deemed fair value of the common stock for financial statement presentation purposes and the option exercise price of these options at the date of grant. Deferred stock compensation is amortized using the graded vesting method over the vesting period of the related options, generally four years. For employees that were terminated, the associated deferred compensation was reversed. The Company amortized approximately $512,000 and $1.2 million, for the three months ended March 31, 2003 and 2002, respectively.

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

Financial Instruments and Concentration of Risk

The estimated fair values of cash, investments, accounts receivable, accounts payable and accrued expenses approximate their carrying value because of the short term nature of these instruments or the stated interest rates are indicative of market interest rates. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, investments and trade accounts receivable.

The Company sells its products primarily to wireless systems integrators and equipment manufacturers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have historically been immaterial and within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are due to the few number of entities comprising the Company’s customer base. The Company does not require collateral for trade accounts receivable, and, therefore, the Company could record losses up to $5.3 million as of March 31, 2003 if all of these customers fail to pay.

The Company does not own or operate a semiconductor fabrication facility and relies on the semiconductor fabrication facilities of Velocium and other third parties to manufacture substantially all of the gallium arsenide and other semiconductor devices incorporated in its products. The loss of the Company’s relationship with any of these third parties or the Company’s use of their semiconductor fabrication facilities, particularly Velocium’s facility, and any resulting delay or reduction in the supply of gallium arsenide devices, could impact the Company’s ability to fulfill customer orders and could damage its relationships with customers. In connection with the merger with TRW Milliwave, the Company entered into a supply agreement for these devices with TRW, which was subsequently renewed with Velocium, a former wholly-owned subsidiary of TRW that is now an operating unit of Northrop Grumman Space & Mission Systems. The Company expects to obtain a substantial portion of needed gallium arsenide devices from Velocium in the foreseeable future. The commercial terms of this agreement were renegotiated in March 2002 and the agreement expires December of 2005.

The Company may not be successful in forming alternative supply arrangements that provide a sufficient supply of gallium arsenide devices. Because there are limited numbers of third-party semiconductor fabrication facilities that use the particular process technologies the Company uses for its products and that have sufficient capacity to meet its needs, using alternative or additional third-party semiconductor fabrication facilities would require an extensive qualification process that could prevent or delay product shipments. Because the Company does not own or control any of these third party semiconductor suppliers, any change in the corporate structure or ownership of the corporations that own these foundries could have a negative effect on future relationships and ability to negotiate favorable supply agreements.

3. Restructuring Charge

As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, on February 28, 2002, the Company announced a restructuring plan designed to reduce operating expenses in order to further align resources with long-term growth opportunities.

During the first quarter of 2002, the Company recorded a restructuring charge of $3.5 million (“the First Quarter 2002 Plan”), the components of which were $1.1 million for severance payments, $310,000 for lease cancellations, and a non cash charge of $2.1 million for excess equipment, offset by a $142,000 adjustment for excess severance benefits. During the twelve months ended December 31, 2002, the Company eliminated 107 positions and made cash payments of $1.0 million under the First Quarter 2002 Plan. Of the 107 positions that were eliminated, 67 were in operations, 33 were in engineering and 7 were in sales, general and administration. Below is a table summarizing activity relating to the First Quarter 2002 Plan (in thousands):

First Quarter 2002 Plan	Severance Benefits	Fixed Assets	Lease Cancellations and Other Exit Costs	Total
First quarter 2002 restructuring charge	$1,159	$2,057	$310	$3,526
Settlement of contractual obligations:
Cash payment	(1,012)	—	(55)	(1,067)
Non cash amount for excess equipment	—	(2,429)	—	(2,429)
Cash proceeds from equipment sale	—	372	—	372
Adjustment	(142)	—	—	(142)

December 31, 2002	$5	$—	$255	$260

Cash payment	(3)	—	(20)	(23)
Balance at March 31, 2003	$2	$—	$235	$237

Current	$2	$—	$76	$78
Noncurrent	—	—	159	159

	$2	$—	$235	$237

During the third quarter of 2002, the Company recorded a restructuring charge of $4.9 million (“the Third Quarter 2002 Plan”), the components of which were $1.8 million for severance payments and a non-cash charge of $3.1 million for excess equipment. During the third and fourth quarters, the Company eliminated 102 positions and made cash payments of $1.1 million under the Third Quarter 2002 Plan. Of the 102 positions that were eliminated, 77 were in operations, 14 were in engineering and 11 were in sales, general and administration. The Company executed the Third Quarter 2002 Plan by the end of 2002, and severance payments will be substantially complete by the end of 2003. Below is a table summarizing activity relating to the Third Quarter 2002 Plan (in thousands):

Third Quarter 2002 Plan	Severance Benefits	Fixed Assets	Total
Third quarter 2002 restructuring charge	$1,750	$3,109	$4,859
Settlement of contractual obligations:
Cash payments	(1,057)	—	(1,057)
Non cash amount for excess equipment	—	(3,120)	(3,120)
Cash proceeds from equipment sale	—	11	11

December 31, 2002	$693	$—	$693

Cash payment	(239)		(239)
Balance at March 31, 2003	$454	$—	$454

Current	$454	$—	$454
Noncurrent	—	—	—

	$454	$—	$454

5. Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and are comprised of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$9,328	$10,250
Work in process	196	441
Finished goods	208	1,093

	$9,732	$11,784

6. Property, plant and equipment

Property, plant and equipment consists of the following (in thousands):

	March 31, 2003	December 31, 2002
Land	$391	$391
Building	3,951	3,951
Software	542	503
Leasehold improvements	176	170
Machinery and equipment	11,755	16,593

	16,815	21,608
Less accumulated depreciation and amortization	$(7,243)	$(8,895)

Property, plant and equipment, net	$9,572	$12,713

7. Notes Payable

On May 29, 2002, the Company obtained a loan, secured by fixed assets, in the amount of $1.5 million from U.S. Bancorp Finance Inc. This loan has a term of 3 years, and has a variable interest rate. The rate is 25 basis points above LIBOR and is set quarterly. The weighted average cost of the debt is approximately 2% for the three months ended March 31, 2003.

8. Guarantees

The Company typically offers a one to two year warranty for all of its products. The specific terms and conditions of those warranties vary depending upon the product sold and the specific customer agreement. The Company estimates the costs that may be incurred under its warranty, and records a liability in the amount of such costs at the time product revenue is recognized. The Company’s product warranty accrual reflects management’s best estimate of probably liability. Management determines the warranty based on historical experience and other current available evidence. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Warranty accrual for the three-month period ended March 31, 2003 was as follows (in thousands):

Balance as of December 31, 2002	$5,583
Accrual	110
Settlements/payments	(49)
Adjustment related to completion of warranty programs	18

Balance as of March 31, 2003	$5,662

9. Impairment of Property, Plant and Equipment

The Company evaluates the carrying value of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, or a significant reduction in projected future cash flows. Based on its evaluation performed in the first quarter of 2003, the Company recorded a charge of $2.4 million to reduce manufacturing equipment based on the amounts by which the carrying value of these assets exceeded their fair value. The evaluation took into consideration the move of production to the Company’s offshore supplier, which increased in the first quarter of 2003, and is expected to continue to increase through the end of 2003. The Company’s estimate of the fair value of the assets was based on estimated salvage value. The assets are currently held for sale.

10. Net Loss Per Share

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

11. Comprehensive Income (Loss)

The Company had $40,000 of other comprehensive income in the three months ended March 31, 2003 resulting from unrealized gains on its available for sale investments. There were no other items of other comprehensive income (loss) during the three months ended March 31, 2003.

12. Segment Disclosures

The Company operates in a single segment. The Company’s product sales by geographic location for the three months ended March 31, 2003 and 2002 were as follows (in thousands and as a percentage of net sales):

	Three Months Ended March 31,
	2003		2002
United States	$1,637	21.4%	$1,420	32.4%
Finland	4,756	62.1	2,854	65.2
Italy	763	10.0	0	0.0
Other	501	6.5	104	2.4

Total	$7,657	100.0%	$4,378	100.0%

For the three months ended March 31, 2003, Nokia, Siemens AG and DMC Stratex accounted for 62%, 10% and 10% of total sales listed above, respectively. Nokia, located in Finland, was the only customer in Finland in 2003 and 2002. No other customer accounted for more than 10% of the Company’s revenues in the aggregate or in the three geographical areas listed above.

13. Treasury Stock

In January 2002, the Company announced a plan to repurchase up to an aggregate of 750,000 shares of the company’s common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During the three months ended March 31, 2003 the Company did not repurchase any shares and during the three months ended March 31, 2002, the Company repurchased 17,125 shares for $54,000 under this repurchase program. To date, 39,150 shares have been repurchased for $79,000. Treasury stock is carried at cost in the condensed balance sheets.

14. Subsequent Events

On May 13, 2003, the Company announced the acquisition of certain assets of Verticom, Inc. The asset purchase included the product design for Verticom’s MTS-2000 synthesizer, which is used in a military and defense application, as well as the inventory, equipment and intellectual property licenses required to manufacture and supply production units to a new Endwave customer.

15. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and other resources. The Company is not currently aware of any legal proceedings or claims, and management does not believe that the Company is subject to claims that would constitute material contingencies.

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

The following discussion should be read together with our financial statements, and notes to those financial statements, included elsewhere in this Form 10-Q, as well as the information contained under Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

We depend, and expect to remain dependent, on a small number of wireless systems integrators, original equipment manufacturers, and major government contractors for sales of our products. For the three months ended March 31, 2003, sales attributable to Nokia, Siemens and DMC Stratex accounted for 62%, 10% and 10%, respectively, of our net sales during the period. During the three months ended March 31, 2002, sales attributable to Nokia and Lockheed Martin accounted for 65% and 12%, respectively, of our net sales during the period.

In January 2002, we announced a plan to repurchase up to an aggregate of 750,000 shares of our stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During 2002, we repurchased 39,150 shares for approximately $79,000. There were no repurchases under the plan during the first quarter of 2003.

In March 2002, we executed a renewal to our master supply agreement with Velocium, a former wholly-owned subsidiary of TRW that is now an operating unit of Northrop Grumman Space and Missions Systems Corp. The renewed contract expires on December 31, 2005. This renewal expands our access to Velocium’s custom wafer processing services, to state-of-the-art gallium arsenide technologies, products operating at lower frequency bands for wireless infrastructure applications, indium phosphide products for advanced applications and guaranteed pricing and purchase commitments.

During the first quarter of 2002, we commenced the implementation of an on-site inventory management program with Nokia. This program provides storage of Endwave finished goods at Nokia’s factory and allows Nokia to draw against this inventory based on their manufacturing needs. Revenues are recognized as Nokia draws the inventory from this stocking location.

On February 26, 2003, we announced the acquisition of certain broadband assets of Arcom Wireless Inc., a subsidiary of Dover Corporation for $55,000 in cash. The acquisition was structured as an asset purchase. The assets purchased included a transceiver design, equipment and intellectual property licenses required to manufacture and supply a 58 GHz integrated transceiver product to an existing customer. We expect to begin shipping product attributable to the acquired designs in the third quarter of 2003.

On March 25, 2003, we announced that we were selected by Siemens as a supplier of wireless transmitter/receiver (Tx/Rx) modules for the Siemens SRA L family of digital radios. Under the agreement, we will manufacture and supply Tx/Rx modules to Siemens for integration into production units of the SRA L radio to be deployed in certain markets within Europe in support of third generation (3G) mobile service deployments. Delivery of the transceiver units began in December 2002 and will continue into 2003.

Results of Operations for the three months ended March 31, 2003 and 2002

Revenues

Product revenues were $7.6 million for the three months ended March 31, 2003, a 74% increase from $4.4 million for the same period in 2002. The increase in product revenues for the three months ended March 31, 2003 related to increased shipments to our most significant customers, especially to our largest customer, Nokia. Product revenues attributable to Nokia were 70% greater in the first three months of 2003 as compared to the same period in 2002. During the first quarter of 2002, there was a decrease in the number of transceiver products sold to Nokia, as compared to prior periods, a result of implementing a consignment stock location at their production facilities.

Development fees are generated by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. The development fees of $60,000 recognized in the first three months of 2003 were primarily attributable to delivery of prototype units to several customers. There were no development fees the three months ended March 31, 2002. We do not expect development fees to constitute a significant portion of our revenues in the foreseeable future.

Costs and Expenses

Cost of product revenues. Cost of product revenues consists primarily of the costs of direct materials and labor utilized to assemble and test our products, costs associated with procurement, production control, quality assurance and manufacturing engineering, maintenance of our manufacturing facilities, transition to offshore manufacturing vendors, building and equipment depreciation, and costs associated with warranty returns. Cost of product revenues for the three months ended March 31, 2003 was $7.0 million, an 8% increase in absolute dollars from $6.5 million for the same period in 2002. The 8% increase in cost of product revenues in absolute dollars is attributable to a 74% increase in product revenues. The cost of product revenues for the three months ended March 31, 2003 also benefited from a decrease in inventory allowances of approximately $0.3 million related to inventory previously considered excess but which was subsequently sold during the period. The decrease in cost of product revenues as a percentage of product revenues is attributable to cost reduction programs that have been implemented during the last 12 months. These programs include elimination of excess equipment and capacity, reduction of manufacturing and overhead positions and introduction of cost-reduced product designs. We expect cost of product revenues as a percentage of sales to continue to decrease in the coming quarter as we introduce cost reduced designs into production and move more of our manufacturing activities to the facility of our offshore partner.

Research and development expenses. Research and development expenses primarily include the costs of engineering personnel, outside services, prototyping materials and equipment depreciation. Research and development expenses for the three months ended March 31, 2003 were $1.1 million, a 65% decrease from $3.1 million for the same period in 2002. The decrease was primarily attributable to cost containment efforts, work force reductions, and fewer development programs for technology and products. We expect research and development expenses to increase in the next quarter as a result of additional consulting and materials costs associated with a defense-related engineering project.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, facilities and human resources personnel, professional fees, bad debt expense and promotional activities. Selling, general and administrative expenses for the three months ended March 31, 2003 were $2.5 million, a 19% increase from $2.1 million for the same period in 2002. The increase was primarily attributable to an increase in the allowance for doubtful accounts and increased insurance costs, partially offset by cost reduction efforts and reduced staffing in each of the functional areas. We expect selling, general and administrative expenses to remain consistent in the next quarter.

Restructuring charge. As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, on February 28, 2002, the Company announced a restructuring plan, designed to reduce operating expenses in order to align resources with long-term growth opportunities. This plan included the reduction of 107 positions, consolidation of excess facilities and charges related to excess property and equipment. As a result, a restructuring charge of approximately $3.5 million was recorded in the first quarter of 2002, the components of which were $1.1 million for severance payments, $310,000 for lease cancellations and $2.1 million for excess equipment offset by $490,000 resulting from settlement of lease obligations for vacated leased space in Sunnyvale, California. There were no restructuring charges recorded in the first quarter of 2003.

Amortization of deferred stock compensation. Deferred stock compensation charges consist of charges related to the difference between deemed fair market values on the date of employee option grants and the option price. Amortization of deferred stock compensation for the three months ended March 31, 2003 was $512,000 and $1.1 million for the same period in 2002. The decrease is primarily due to using an accelerated method to amortize deferred stock compensation that results in higher expense in earlier periods and the forfeiture of options by terminated employees. Amortization of deferred stock compensation will continue to decline each quarter, until it is fully amortized in June 2004.

Loss on building sublease. During the first quarter of 2003, we subleased 12,700 square feet of our Sunnyvale, California headquarter building to an unrelated third party. The rental income for the lease period is less than the rental expense that will be incurred, and therefore a loss at sublease inception of $662,000 was incurred.

Impairment of long-lived assets. During the first quarter of 2003, we evaluated the carrying value of the long- lived assets utilized in our manufacturing process. As we move more of our production to our offshore partner, we do not need as much manufacturing equipment, and have therefore taken an impairment charge of $2.4 million for excess manufacturing equipment.

Interest and other income, net

Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments offset by interest expense on capital equipment leases and notes payable. Interest and other income, net was $65,000 and $211,000, for the three months ended March 31, 2003 and 2002, respectively. Interest income for the three months ended March 31, 2003 was $88,000, a 74% decrease from $340,000 for the same period in 2002. The decrease in interest income was primarily attributable to lower interest rates, lower average invested cash balances and lower yields on interest-bearing investments. Interest expense represented interest on capital leases and a note payable collateralized by capital equipment. Interest expense decreased to $41,000 for the three months ended March 31, 2003, from $146,000 for the three months ended March 31, 2002 as a result of a decreased number of capital equipment leases and overall lower interest rates.

Liquidity and Capital Resources

Our principal source of liquidity as of March 31, 2003 consisted of approximately $29.0 million in cash, cash equivalents, restricted cash and short-term investments. In the three months ended March 31, 2003, we used $1.1 million for operating activities, as compared to $6.7 million for the same period in 2002. The decrease in the use of cash in operations was primarily due to a decrease in the net loss for the period, decrease in inventories, and an increase in accounts payable.

Investing activities provided $8.6 million of cash in the three months ended March 31, 2003, as compared to using $1.1 million in the same period in 2002. The increase in the proceeds of cash in investing activities was primarily due to sales of short-term investments.

Financing activities in the three months ended March 31, 2003 used $446,000 of cash, as compared to $717,000 in the same period in 2002. The net cash used in financing activities for the three months ended March 31, 2003, consisted primarily of principal payments of lease obligations.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We believe that there have been no material changes in our reported market risks faced since our report on market risks in our annual report on Form 10-K for the year ended December 31, 2002 under the heading corresponding to that set forth above. Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as our investments in cash equivalents include investment grade commercial paper and government securities. We place our investments with high-quality issuers and attempt to limit when possible the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we do not believe we are subject to any material market risk exposure. We do not have any material equity investments, or foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures.

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information that we are required to disclose in reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Number	Description

2.1(iii)	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated as of April 24, 2001.

2.2(v)	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated as of September 24, 2002.

3.1(i)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(i)	Amended and Restated Bylaws effective October 20, 2000.

4.1(i)	Form of specimen Common Stock Certificate.

4.2(i)	Investors’ Rights Agreement dated March 31, 2000 by and among the Registrant and certain investors named therein.

4.3(i)	Warrant to Purchase Stock dated March 16, 1998, issued by the Registrant to Silicon Valley Bank for the purchase of shares of the Registrant’s Series E Preferred Stock.

4.4(iii)	Rights Agreement by and between M/A-COM Tech, Inc. and the Registrant dated as of April 24, 2001.

10.1(i)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(i)	1992 Stock Option Plan.

10.3(i)	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(i)	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(i)	Amended and Restated 2000 Equity Incentive Plan.

10.6(i)	Form of Stock Option Agreement under 2000 Equity Incentive Plan.

10.7(i)	2000 Employee Stock Purchase Plan.

10.8(i)	Form of 2000 Employee Stock Purchase Plan Offering.

10.9(i)	2000 Non-Employee Director Plan.

10.10(i)	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.11(i)	Officer Retention Plan.

10.12(iv)	Industrial Lease by and between The Irvine Company and the Registrant dated July 2, 2001.

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

(b) Reports on Form 8-K

The company did not file a report on Form 8-K during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: May 15, 2003	By:	/s/ JULIANNE M. BIAGINI
Julianne M. Biagini Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATE PURSUANT TO

RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934

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

Date: May 15, 2003

/s/ EDWARD A. KEIBLE, JR.
Edward A. Keible, Jr. President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATE PURSUANT TO

RULE 13a-14 THE SECURITIES EXCHANGE ACT OF 1934

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

Date: May 15, 2003

/s/ JULIANNE M. BIAGINI
Julianne M. Biagini Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Index of Exhibits

99.1 Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.