Form 10-Q
period 2003-06-30
ENDWAVE CORP
filed 2003-08-13
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

     The number of shares of the registrant’s Common Stock outstanding as of July 31, 2003 was 9,119,126 shares.

ENDWAVE CORPORATION

INDEX

		Page

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Condensed Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	3
	Unaudited Condensed Statements of Operations for the three and six months
	ended June 30, 2003 and 2002	4
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30,
	2003 and 2002	5
	Notes to Condensed Financial Statements	6
	Management’s Discussion and Analysis of Financial Condition and Results of
Item 2	Operations	13
Item 3	Qualitative and Quantitative Disclosure about Market Risk	16
Item 4	Controls and Procedures	16
PART II	OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	17
SIGNATURES		19
EXHIBITS		20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDWAVE CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

		December 31,
	June 30, 2003	2002

	Unaudited)	(1)
ASSETS
Current assets:
	$
Cash and cash equivalents	12,788	$9,224
Restricted cash	1,029	1,560
Short-term investments	14,719	19,801
Accounts receivable, net	5,751	4,101
Inventories	8,766	11,784
Other current assets	211	718

Total current assets	43,264	47,188
Property, plant and equipment, net	8,780	12,713
Other assets, net	148	148

	$52,192	$60,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,361	$1,009
Accounts payable to affiliates	1,077	1,029
Accrued warranty	5,798	5,583
Accrued compensation and other liabilities	1,604	1,437
Capital lease obligations, current portion	—	1,146
Notes payable, current	503	491
Other current liabilities	1,444	773

Total current liabilities	11,787	11,468
Capital lease obligations, less current portion	—	113
Notes payable, less current portion	526	783
Other long-term liabilities	140	179
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock $0.001 par value; 27,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 authorized, 9,076,988 and 9,014,661 issued and outstanding, respectively	9	9
Additional paid-in capital	301,987	302,116
Deferred stock compensation	(518)	(1,292)
Accumulated other comprehensive (loss)	(110)	(67)
Accumulated deficit	(261,550)	(253,181)
Treasury stock, at cost, 39,150 shares held at June 30, 2003 and December 31, 2002	(79)	(79)

Total stockholders’ equity	39,739	47,506

	$52,192	$60,049

(1)	Derived from the Company’s audited financial statements as of December 31, 2002

See accompanying notes to the condensed financial statements.

ENDWAVE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Revenues	$8,396	$6,098	$15,988	$10,017
Revenues from affiliates	74	147	139	606

Total revenues	8,470	6,245	16,127	10,623

Costs and expenses:
Cost of product revenues	6,168	7,432	13,151	13,836
Cost of product revenues from affiliates	22	47	41	178
Research and development	1,445	2,621	2,547	5,764
Selling, general and administrative	2,724	2,524	5,232	4,700
Restructuring charge (recovery) and asset write-offs	—	(3)	2,409	3,033
Amortization of deferred stock compensation	84	901	596	2,046
Loss on building sublease	—	—	662	—

Total costs and expenses	10,443	13,522	24,638	29,557

Loss from operations	(1,973)	(7,277)	(8,511)	(18,934)
Interest and other income, net	77	1,177	142	1,388

Net loss	$(1,896)	$(6,100)	$(8,369)	$(17,546)

Basic and diluted net loss per share	$(0.21)	$(0.68)	$(0.93)	$(1.97)
Shares used in computing of basic and diluted net loss per share	9,056,441	8,918,499	9,035,666	8,911,820

*Amortization of deferred stock compensation:
Cost of product revenues	$50	$242	$163	$589
Research and development	14	282	180	613
Selling, general and administrative	20	377	253	844

	$84	$901	$596	$2,046

See accompanying notes to the condensed financial statements.

ENDWAVE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net loss	$(8,369)	$(17,546)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,464	2,428
Impairment of long-lived assets	2,409	—
Amortization of deferred stock compensation	596	2,046
Restructuring charge	—	3,033
Loss on building sublease	662	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,650)	(866)
Inventories	3,018	1,416
Other current assets	508	932
Accounts payable	352	(2,242)
Accounts payable, related parties	48	(457)
Accrued liabilities	352	(2,332)

Net cash used in operating activities	(610)	(13,588)

Investing activities:
Purchases of property and equipment	(53)	(48)
Proceeds on sales of property plant and equipment	113	4
Proceeds on sale of short term investments	5,290	6,289
Purchase of Verticom assets	(250)	—

Net cash provided by investing activities	5,100	6,245

Financing activities:
Principal payments under capital lease obligations	(1,259)	(1,207)
Payment of note payable	(245)	—
Proceeds from stock issuance	47	112
Purchase of treasury stock	—	(62)
Proceeds from exercises of stock options	—	5

Net cash used in financing activities	(1,457)	(1,152)

Net change in cash and cash equivalents	3,033	(8,495)
Cash and cash equivalents at beginning of period	9,224	21,303

Cash and cash equivalents at end of period	$12,257	$12,808

Supplemental cash flow information:
Cash paid for interest	$98	$164

See accompanying notes to the condensed financial statements.

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

2.	Summary of Significant Accounting Policies

Revenue Recognition

     The Company’s customers are primarily wireless systems integrators and equipment manufacturers who integrate the Company’s products into their products. The Company recognizes product revenue at the time title passes, which is upon product shipment or when the product is withdrawn from a consignment location. Revenues related to product sales are recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), when: (1) there is persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. There are typically no significant acceptance requirements or post-shipment obligations on the part of the Company. The Company recognizes development fees ratably over the estimated term of the development period or when specific milestones are achieved. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production period. In no event are revenues recognized prior to becoming payable by the customer. The costs incurred under these agreements are included in research and development expenses.

Related Party Transactions

     Northrop Grumman beneficially owns approximately 38.5% of the Company’s common stock. In December 2001, the Company entered into an agreement with TRW, now owned by Northrop Grumman, to repair RF subsystems previously supplied by TRW to Nokia. This agreement terminates on completion of the repair of all units requiring repair. In the three and six month periods ended June 30, 2003, the Company recognized revenues of approximately $74,000 and $147,000, respectively. In the three and six month periods ended June 30, 2002, the Company recognized revenues of approximately $139,000 and $606,000, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)

Net loss, as reported	$(1,896)	$(6,100)	$(8,369)	$(17,546)
Add: Stock-based employee compensation expense included in reported net loss	84	901	596	2,046
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,419)	(2,923)	(2,902)	(6,789)

Net loss, pro forma	$(3,231)	$(8,122)	$(10,675)	$(22,289)

Basic and diluted net loss per share, as reported	$(0.21)	$(0.68)	$(0.93)	$(1.97)
Basic and diluted net loss per share, pro forma	$(0.36)	$(0.91)	$(1.18)	$(2.50)

     In connection with the grant of stock options to employees prior to the initial public offering, Endwave recorded deferred stock compensation within stockholders’ equity of approximately $20,218,000, representing the difference between the deemed fair value of the common stock for financial statement presentation purposes and the option exercise price of these options at the date of grant. Deferred stock compensation is amortized using the graded vesting method over the vesting period of the related options, generally four years. For employees that were terminated, the associated deferred compensation was reversed. The Company amortized approximately $ 84,000 and $ 901,000 for the three months ended June 30, 2003 and 2002, respectively and $ 596,000 and $ 2.0 million for the six months ended June 30, 2003 and 2002, respectively.

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

     The Company sells its products primarily to wireless systems integrators and equipment manufacturers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have historically been immaterial and within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are due to the few number of entities comprising the Company’s customer base. The Company does not require collateral for trade accounts receivable, and, therefore, the Company could record losses up to $5.8 million as of June 30, 2003 if all of these customers fail to pay.

     The Company does not own or operate a semiconductor fabrication facility and relies on the semiconductor fabrication facilities of Velocium and other third parties to manufacture substantially all of the gallium arsenide and other semiconductor devices incorporated in its products. The loss of the Company’s relationship with any of these third parties or the Company’s use of their semiconductor fabrication facilities, particularly Velocium’s facility, and any resulting delay or reduction in the supply of gallium arsenide devices, could impact the Company’s ability to fulfill customer orders and could damage its relationships with customers. In connection with the merger with TRW Milliwave, the Company entered into a supply agreement for these devices with TRW, which was subsequently renewed with Velocium, a former wholly-owned subsidiary of TRW that is now an operating unit of Northrop Grumman Space & Mission Systems. The Company expects to obtain a substantial portion of needed gallium arsenide devices from Velocium in the foreseeable future. The commercial terms of this agreement were renegotiated in March 2002 and the agreement expires in December 2005.

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

			Lease Cancellations
	Severance	Fixed	and Other
First Quarter 2002 Plan	Benefits	Assets	Exit Costs	Total

First quarter 2002 restructuring charge	$1,159	$2,057	$310	$3,526
Settlement of contractual obligations:
Cash payment	(1,012)	—	(55)	(1,067)
Non cash amount for excess equipment	—	(2,429)	—	(2,429)
Cash proceeds from equipment sale	—	372	—	372
Adjustment	(142)	—	—	(142)

Balance at December 31, 2002	5	—	255	260

Cash payment	(3)	—	(20)	(23)

Balance at March 31, 2003	2	—	235	237

Cash payment	—	—	(19)	(19)

Balance at June 30, 2003	$2	$—	$216	$218
Current	$2	$—	$76	$78
Noncurrent	—	—	140	140

	$2	$—	$216	$218

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

	Severance	Fixed
Third Quarter 2002 Plan	Benefits	Assets	Total

Third quarter 2002 restructuring charge	$1,750	$3,109	$4,859
Settlement of contractual obligations:
Cash payments	(1,057)	—	(1,057)
Non cash amount for excess equipment	—	(3,120)	(3,120)
Cash proceeds from equipment sale	—	11	11

Balance at December 31, 2002	693	—	693

Cash payment	(239)	—	(239)

Balance at March 31, 2003	454	—	454
Cash payment	(138)	—	(138)
Balance at June 30, 2003	$316	$—	$316

Current	$316	$—	$316
Noncurrent	—	—	—

	$316	$—	$316

4.	Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and are comprised of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$8,157	$10,250
Work in process	80	441
Finished goods	529	1,093

	$8,766	$11,784

5.	Notes Payable

     On May 29, 2002, the Company obtained a loan, secured by fixed assets, in the amount of $1.5 million from U.S. Bancorp Finance Inc. This loan has a term of 3 years, and has a variable interest rate. The rate is 25 basis points above LIBOR and is set quarterly. The annualized weighted average cost of the debt is approximately 4.5% for the six months ended June 30, 2003.

6.	Guarantees

     The Company typically offers a one to two year warranty for all of its products. The specific terms and conditions of those warranties vary depending upon the product sold and the specific customer agreement. The Company estimates the costs that may be incurred under its warranty, and records a liability in the amount of such costs at the time product revenue is recognized. The Company’s product warranty accrual reflects management’s best estimate of probable liability. Management determines the warranty based on historical experience and other current available evidence. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

     From time to time, the Company enters into contracts with customers of its products in which the Company provides some indemnification to the customer in the event of claims of patent or other intellectual property infringement resulting from the customer’s use of the technology. Such provisions are customary in the industry and do not reflect an assessment by the Company of the likelihood of a claim. The Company has not recorded a liability for potential obligations under these indemnification provisions and would not record such a liability unless the Company believed that the likelihood of a material obligation was probable. See Note 14 “Commitments and Contingencies.”

     Warranty accrual for the six months ended June 30, 2003 was as follows (in thousands):

Balance as of December 31, 2002	$5,583
Accrual	110
Settlements/payments	(49)
Adjustment related to completion of warranty programs	18

Balance as of March 31, 2003	$5,662
Accrual	119
Settlements/payments	(6)
Adjustment related to completion of warranty programs	23

Balance as of June 30, 2003	$5,798

7.	Impairment of Property, Plant and Equipment

     The Company evaluates the carrying value of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, or a significant reduction in projected future cash flows. Based on its evaluation performed in the first quarter of 2003, the Company recorded a charge of $2.4 million to reduce manufacturing equipment based on the amounts by which the carrying value of these assets exceeded their fair value. The evaluation took into consideration the move of production to the Company’s offshore supplier, which increased in the first quarter of 2003, and is expected to continue to increase through the end of 2003. The Company’s estimate of the fair value of the assets was based on estimated salvage value of the equipment, less selling costs.

8.	Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss for the six months ended June 30, 2003, by the weighted average number of shares of common stock outstanding during the period.

     Potential common shares from the assumed exercise of stock options, warrants and convertible securities have been excluded from the net loss per share calculations as their effect would be anti-dilutive due to the Company’s reported net loss.

9.	Comprehensive Loss

     The Company had $82,000 and $42,000 of other comprehensive loss in the three and six months ended June 30, 2003, respectively, resulting from unrealized loss on its available for sale investments. There were no other items of other comprehensive income or loss during the six months ended June 30, 2003.

10.	Segment Disclosures

     The Company operates in a single segment. The Company’s product sales by geographic location for the three and six months ended June 30, 2003 and 2002 were as follows (in thousands and as a percentage of net sales):

		Three Months Ended June 30,

	2003		2002

United States	$2,762	32.6%	$1,510	24.2%
Finland	4,782	56.5	4,625	74.1
Other	926	10.9	110	1.7

Total	$8,470	100.0%	$6,245	100.0%

		Six Months Ended June 30,

	2003		2002

United States	$4,399	27.3%	$2,929	27.6%
Finland	9,538	59.1	7,480	70.4
Other	2,190	13.6	214	2.0

Total	$16,127	100.0%	$10,623	100.0%

     For the three months ended June 30, 2003, Nokia and DMC Stratex accounted for 56% and 15% of total sales listed above, respectively. For the six months ended June 30, 2003, Nokia and DMC Stratex accounted for 59% and 13% of total sales listed above, respectively. Nokia, located in Finland, was the only customer in Finland in 2003 and 2002. No other customer accounted for more than 10% of the Company’s revenues in the aggregate or in these geographical areas listed above.

11.	Treasury Stock

     In January 2002, the Company announced a plan to repurchase up to an aggregate of 750,000 shares of the company’s common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During the six months ended June 30, 2003, the Company did not repurchase any shares and during the six months ended June 30, 2002, the Company repurchased shares for $62,000 under this repurchase program. To date, 39,150 shares have been repurchased for $79,000. Treasury stock is carried at cost.

12.	Acquisition of Assets

     On May 13, 2003, the Company completed the acquisition of certain assets of Verticom, Inc., for $250,000 in cash. The asset purchase included the product design for Verticom’s MTS-2000 synthesizer, which is used in a military and device application, as well as the inventory, equipment and intellectual property licenses required to manufacture and supply production units to a new Endwave customer. The entire purchase price was allocated to inventory acquired.

13.	Subsequent Events

     On July 29, 2003, the Company announced that it would effect a reduction in force of approximately 20%, eliminating positions across all functions of the Company. The reduction in force will generally be completed by the end of the third quarter of 2003, and is expected to result in a charge in the third quarter for severance-related expenses of approximately $600,000 to $800,000. The reduction is expected to reduce the Company’s anticipated 2004 operating expenses by $2.3 million. Additionally, the Company will accelerate its plan to transition other high-volume manufacturing programs offshore, resulting in approximately 70% of its production occurring offshore by the end of the fourth quarter of 2003.

14.	Commitments and Contingencies

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

     We depend, and expect to remain dependent, on a small number of wireless systems integrators, original equipment manufacturers, and major government contractors for sales of our products. For the three months ended June 30, 2003, sales attributable to Nokia and DMC Stratex accounted for 56% and 15%, respectively, of our net sales during the period. During the six months ended June 30, 2003, sales attributable to Nokia and DMC Stratex accounted for 59% and 13%, respectively, of our net sales during the period.

     We have a master supply agreement with Velocium, a former wholly-owned subsidiary of TRW that is now an operating unit of Northrop Grumman Space and Missions Systems Corp which expires on December 31, 2005. This agreement expands our access to Velocium’s custom wafer processing services, to state-of-the-art gallium arsenide technologies, products operating at lower frequency bands for wireless infrastructure applications, indium phosphide products for advanced applications and guaranteed pricing and purchase commitments.

     We maintain an on-site inventory management program with Nokia. This program provides storage of Endwave finished goods at Nokia’s factory and allows Nokia to draw against this inventory based on their manufacturing needs. Revenues are recognized as Nokia draws the inventory from this stocking location.

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

     On March 25, 2003, we announced that had been selected by Siemens as a supplier of wireless transmitter/receiver (Tx/Rx) modules for the Siemens SRA L family of digital radios. Under the agreement, we will manufacture and supply Tx/Rx modules to Siemens for integration into production units of the SRA L radio to be deployed in certain markets within Europe in support of third generation (3G) mobile service deployments. Delivery of the transceiver units began in December 2002 and will continue into 2003.

     On May 13, 2003, we completed the acquisition of certain assets of Verticom, Inc. for $250,000 in cash. The asset purchase included the product design for Verticom’s MTS-2000 synthesizer, which is used in a military and device application, as well as the inventory, equipment and intellectual property licenses required to manufacture and supply production units to a new Endwave customer. The entire purchase price was allocated to inventory acquired.

     On July 29, 2003, we announced that we would effect a reduction in force of approximately 20%, eliminating positions across all functions of the company. The reduction in force will generally be completed by the end of the third quarter of 2003, and is expected to result in a charge in the third quarter for severance-related expenses of approximately $600,000 to $800,000. The reduction is expected to reduce our anticipated 2004 operating expenses by $2.3 million. Additionally, we will accelerate our plan to transition other high-volume manufacturing programs offshore, resulting in approximately 70% of our production occurring offshore by the end of the fourth quarter of 2003.

Results of Operations for the three and six months ended June 30, 2003 and 2002

     Revenues

     Revenues were $8.5 million for the three months ended June 30, 2003, a 37% increase from $6.2 million for the same period in 2002. Revenues were $16.1 million for the six months ended July 30, 2003, a 52% increase from $10.6 million for the same period in 2002. The increase in product revenues for the three and six months ended June 30, 2003 related to increased shipments to several of our commercial transceiver customers and increased interest in defense and military applications, as well as a result of our acquisition strategy whereby we have brought on new customers. Additionally, during the first quarter of 2002, there was a decrease in the number of transceivers sold to Nokia, as a result of implementing a consignment stock location at their production facilities. We expect revenue in the third quarter of 2003 to be lower than in the second quarter, as a result of the seasonally slower summer months.

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

     Cost of product revenues for the three months ended June 30, 2003 was $6.2 million, a 17% decrease in absolute dollars from $7.5 million for the same period in 2002. As a result of cost reduction efforts, cost of product revenues decreased by 17% although revenues increased 35% from the same period in the prior year.

     Cost of product revenues for the six months ended June 30, 2003 was $13.2 million, a 6% decrease in absolute dollars from $14 million for the same period in 2002. As a result of cost reduction efforts, cost of product revenues decreased by 6% although revenues increased 52% from the same period in the prior year.

     The decrease in cost of product revenues as a percentage of product revenues is attributable to cost reduction programs that have been implemented during the last 24 months. These programs include the outsourcing of over 50% of the assembly and test of our products to an offshore manufacturer, elimination of excess equipment and capacity, reduction of manufacturing and overhead positions and introduction of cost-reduced product designs. We expect cost of product revenues as a percentage of sales to increase in the third quarter of 2003 as we experience lower product revenues partially offset by the move of more of our manufacturing activities to the facility of our offshore partner and the introduction of lower cost designs.

     Research and development expenses. Research and development expenses primarily include the costs of engineering personnel, outside services, prototyping materials and equipment depreciation. Research and development expenses for the three months ended June 30, 2003 were $1.4 million, a 46% decrease from $2.6 million for the same period in 2002. Research and development expenses for the six months ended June 30, 2003 were $2.5 million, a 58% decrease from $5.8 million for the same period in 2002. The decrease for each period was primarily attributable to cost containment efforts, work force reductions, and leverage of existing designs for new development programs. We expect research and development expenses to increase in the next quarter as a result of additional consulting and materials costs associated with a new commercial development project for which we expect to receive partial reimbursement in subsequent quarters.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, facilities and human resources personnel, professional fees, bad debt expense and promotional activities. Selling, general and administrative expenses for the three months ended June 30, 2003 were $2.7 million, an 8% increase from $2.5 million for the same period in 2002. Selling, general and administrative expenses for the six months ended June 30, 2003 were $5.2 million, a 11% increase from $4.7 million for the same period in 2002. The increase was primarily attributable to an increase in the allowance for doubtful accounts and increased insurance costs, partially offset by cost reduction efforts and reduced staffing in each of the functional areas. We expect selling, general and administrative expenses to decrease in the next quarter as a result of our recently announced restructuring efforts.

     Restructuring charge. As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, on February 28, 2002, the Company announced a restructuring plan, designed to reduce operating expenses in order to align resources with long-term growth opportunities. This plan included the reduction of 107 positions, consolidation of excess facilities and charges related to excess property and equipment. As a result, a restructuring charge of approximately $3.5 million was recorded in the first quarter of 2002, the components of which were $1.1 million for severance payments, $310,000 for lease cancellations and $2.1 million for excess equipment offset by $490,000 resulting from settlement of lease obligations for vacated leased space in Sunnyvale, California. There were no restructuring charges recorded in the six months ended June 30, 2003.

     Amortization of deferred stock compensation. Deferred stock compensation charges consist of charges related to the difference between deemed fair market values on the date of employee option grants and the option price. Amortization of deferred stock compensation for the three months ended June 30, 2003 was $84,000 and $901,000 for the same period in 2002. Amortization of deferred stock compensation for the six months ended June 30, 2003 was $596,000 and $2.0 million for the same period in 2002. The decrease is primarily due to using an accelerated method to amortize deferred stock compensation that results in higher expense in earlier periods and the forfeiture of options by terminated employees. Deferred stock compensation will be fully amortized in June 2004.

     Loss on building sublease. During the first quarter of 2003, we subleased 12,700 square feet of our Sunnyvale, California headquarter building to an unrelated third party. The rental income for the lease period is less than the rental expense that will be incurred, and therefore a loss at sublease inception of $662,000 was incurred. There have been no other losses on subleases recorded in periods presented.

     Impairment of long-lived assets. During the first quarter of 2003, we evaluated the carrying value of the long- lived assets utilized in our manufacturing process. As we move more of our production to our offshore partner, we do not need as much manufacturing equipment, and have therefore taken an impairment charge of $2.4 million for excess manufacturing equipment. The impairment charge was calculated as the difference between the carrying value and the salvage value of the equipment, less selling costs. There have been no other impairment charges recorded in periods presented.

     Interest and other income, net

     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments offset by interest expense on capital equipment leases and notes payable. Interest and other income, net was $77,000 and $1.2 million, for the three months ended June 30, 2003 and 2002, respectively. Interest and other income, net was $142,000 and $1.4 million, for the six months ended June 30, 2003 and 2002, respectively. Interest income for the three months ended June 30, 2003 was $85,000, a 68% decrease from $264,000 for the same period in 2002. Interest income for the six months ended June 30, 2003 was $173,000, a 71% decrease from $604,000 for the same period in 2002. The decrease in interest income was primarily attributable to lower interest rates, lower average invested cash balances and lower yields on interest-bearing investments. Interest expense represented interest on capital leases and a note payable collateralized by capital equipment. Interest expense decreased to $57,000 for the three months ended June 30, 2003, from $164,000 for the three months ended June 30, 2002 as a result of a decreased number of capital equipment leases and overall lower interest rates. Interest expense decreased to $98,000 for the six months ended June 30, 2003, from $310,000 for the six months ended June 30, 2002 as a result of a decreased number of capital equipment leases and overall lower interest rates. Other income for the three and six months ended June 30, 2002 included $1.2 million from the gain on contract termination offset by cost of $66,000 for capital lease termination.

Liquidity and Capital Resources

     Our principal source of liquidity as of June 30, 2003 consisted of approximately $28.5 million in cash, cash equivalents, restricted cash and short-term investments. In the six months ended June 30, 2003, we used $610,000 for operating activities, as compared to $13.6 million for the same period in 2002. The decrease in the use of cash in operations was primarily due to a significant decrease in the net loss for the period, decrease in inventories, and an increase in accounts payable, partially offset by an increase in accounts receivable.

     Investing activities provided $5.1 million of cash in the six months ended June 30, 2003, as compared to $6.2 million in the same period in 2002. The decrease in the proceeds of cash in investing activities was primarily due to fewer sales of short-term investments and the purchase of the Verticom assets.

     Financing activities in the six months ended June 30, 2003 used $1.5 million of cash, as compared to $1.2 million in the same period in 2002. The net cash used in financing activities for the six months ended June 30, 2003, consisted primarily of principal payments of lease obligations and note payable. During the second quarter of 2003, $643,000 of capital leases were paid ahead of the end of their terms, in order to minimize interest expense in future periods. Therefore, capital lease payments and interest expense will be lower in the future.

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

     There have been no material changes in contractual obligations as reported in our annual report on Form10-K for the year ended December 31, 2002.

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

Item 4. Controls and Procedures.

     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information that we are required to disclose in reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and our Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the most recent quarter. There were no significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Number	Description

2.1(iii)	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated as of April 24, 2001.
2.2(v)	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated as of September 24, 2002.
3.1(i)	Amended and Restated Certificate of Incorporation effective October 20, 2000.
3.2(i)	Amended and Restated Bylaws effective October 20, 2000.
4.1(i)	Form of specimen Common Stock Certificate.
4.2(i)	Investors’ Rights Agreement dated March 31, 2000 by and among the Registrant and certain investors named therein.
4.3(i)	Warrant to Purchase Stock dated March 16, 1998, issued by the Registrant to Silicon Valley Bank for the purchase of shares of the Registrant’s Series E Preferred Stock.
4.4(iii)	Rights Agreement by and between M/A-COM Tech, Inc. and the Registrant dated as of April 24, 2001.
10.1(i)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.
10.2(i)	1992 Stock Option Plan.
10.3(i)	Form of Incentive Stock Option under 1992 Stock Option Plan.
10.4(i)	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.
10.5(i)	Amended and Restated 2000 Equity Incentive Plan.
10.6(i)	Form of Stock Option Agreement under 2000 Equity Incentive Plan.
10.7(i)	2000 Employee Stock Purchase Plan.
10.8(i)	Form of 2000 Employee Stock Purchase Plan Offering.
10.9(i)	2000 Non-Employee Director Plan.
10.10(i)	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.
10.11(i)	Officer Retention Plan.
10.12(iv)	Industrial Lease by and between The Irvine Company and the Registrant dated July 2, 2001.
10.18(i)	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.
10.20(i)	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10.21(i)	Supply Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10.23(i)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.
10.24(ii)	Purchase Agreement No. 1201000 made and entered into by and between Nokia Networks By and Endwave Corporation on November 7, 2000.
10.25(vi)	Contract Change Notice/Amendment No. 1 to the Supply Agreement by and between TRW Inc. and the Registrant dated March 15, 2002.
10.26(vii)	Purchase Order 88M31651 by and between Lockheed Martin Corporation and the Registrant, dated May 21, 2002.
10.27(viii)	Extension of Validity of Purchase Agreement by and between Nokia and the Registrant dated September 9, 2002.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbannes-Osley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbannes-Osley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302).
(ii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(iii)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K, filed on May 8, 2001.
(iv)	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(v)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K dated September 24, 2002.
(vi)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(vii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(viii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

     (b)  Reports on Form 8-K

We filed a Current Report on Form 8-K dated May 7, 2003 to furnish a press release in which we announced our financial results for the quarter ended March 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: August 13, 2003

By: /s/ Edward A. Keible, Jr. Edward A. Keible, Jr. President and Chief Executive Officer

By: /s/ Julianne M. Biagini Julianne M. Biagini Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbannes-Osley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbannes-Osley Act of 2002.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.