Form 10-Q
period 2003-09-30
ENDWAVE CORP
filed 2003-11-14
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______

FORM 10-Q
______

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

000-31635
(Commission file number)
______

ENDWAVE CORPORATION
(Exact name of registrant as specified in its charter)
______

Delaware	95-4333817
(State of incorporation)	(I.R.S. Employer Identification No.)

990 Almanor Avenue,
Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip code)

(408) 522-3100
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[  ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x].

     The number of shares of the registrant’s Common Stock outstanding as of October 31, 2003 was 9,297,685 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets
Unaudited Condensed Statements of Operations
Unaudited Condensed Statements of Cash Flows
Notes to Condensed Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Qualitative and Quantitative Disclosures about Market Risk
Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Index of Exhibits
EXHIBIT 10.11
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

ENDWAVE CORPORATION

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	3

	Unaudited Condensed Statements of Operations for the three and nine months
	ended September 30, 2003 and 2002	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended
	September 30, 2003 and 2002	5

	Notes to Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	14

Item 3.	Qualitative and Quantitative Disclosure about Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES		21

EXHIBITS		22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDWAVE CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2003	2002

ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$13,407	$9,224
Restricted cash	1,000	1,560
Short-term investments	14,478	19,801
Accounts receivable, net	5,972	4,101
Inventories	8,237	11,784
Equipment – held for sale	492	—
Other current assets	174	718

Total current assets	43,760	47,188
Property, plant and equipment, net	7,610	12,713
Other assets, net	148	148

	$51,518	$60,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$930	$1,009
Accounts payable to affiliates	1,428	1,029
Accrued warranty	5,961	5,583
Accrued compensation and other liabilities	1,242	773
Capital lease obligations	—	1,146
Notes payable	510	491
Other current liabilities	1,503	1,437

Total current liabilities	11,574	11,468
Capital lease obligations, less current portion	0	113
Notes payable, less current portion	395	783
Other long-term liabilities	120	179
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock $0.001 par value; 27,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 authorized, 9,285,893 and 9,014,661 issued and outstanding, respectively	9	9
Additional paid-in capital	302,287	302,116
Deferred stock compensation	(400)	(1,292)
Accumulated other comprehensive (loss)	(102)	(67)
Accumulated deficit	(262,284)	(253,181)
Treasury stock, at cost, 39,150 shares	(79)	(79)

Total stockholders’ equity	39,429	47,506

	$51,518	$60,049

(1)  Derived from the Company’s audited financial statements as of December 31, 2002

See accompanying notes.

ENDWAVE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Revenues	$8,120	$4,850	$24,108	$14,867
Revenues from affiliates	84	104	223	710

Total revenues	8,204	4,954	24,331	15,577

Costs and expenses:
Cost of product revenues	5,857	9,752	19,009	23,588
Cost of product revenues from affiliates	41	30	81	208
Research and development	1,097	2,137	3,643	7,901
Selling, general and administrative	1,556	2,233	6,788	6,933
Restructuring charge	490	4,860	490	7,893
Amortization (recovery) of deferred stock compensation*	21	(20)	617	2,026
Loss on building sublease	—	—	662	—
Impairment of long-lived assets	139	—	2,548	—

Total costs and expenses	9,201	18,992	33,838	48,549

Loss from operations	(997)	(14,038)	(9,507)	(32,972))
Interest and other income, net	262	97	404	1,485

Net loss	$(735)	$(13,941)	$(9,103)	$(31,487)

Basic and diluted net loss per share	$(0.08)	$(1.56)	$(1.00)	$(3.53)
Shares used in computing of basic and diluted net loss per share	9,179,749	8,944,981	9,084,222	8,922,995
* Amortization of deferred stock compensation:
Cost of product revenues	$(79)	$(449)	$84	$140
Research and development	15	178	195	792
Selling, general and administrative	85	251	338	1,094

	$21	$(20)	$617	$2,026

See accompanying notes to the condensed financial statements.

ENDWAVE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

Operating activities:
Net loss	$(9,103)	$(31,486)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,003	3,484
Impairment of long-lived assets	2,548	—
Amortization of deferred stock compensation	617	2,026
Restructuring charge	74	7,893
Loss on the disposal of equipment	—	12
Loss on building sublease	662	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,871)	(158)
Inventories	3,547	5,618
Other current assets	545	900
Accounts payable	(79)	(2,161)
Accounts payable, related parties	399	(1,260)
Accrued liabilities	117	(4,304)

Net cash used in operating activities	(541)	(19,436)

Investing activities:
Purchases of property and equipment	(53)	(378)
Proceeds from sales of property and equipment	113	381
Acquisition, net of cash acquired	(250)	(3,421)
Proceeds from sale of short term investments	6,100	18,798

Net cash provided by investing activities	5,910	15,380

Financing activities:
Principal payments under capital lease obligations	(1,259)	(2,701)
Payment of note payable	(370)	—
Proceeds from stock issuance	47	112
Purchase of treasury stock	—	(62)
Proceeds from exercises of stock options	396	5

Net cash used in financing activities	(1,186)	(2,646)

Net change in cash and cash equivalents	4,183	(6,702)
Cash and cash equivalents at beginning of period	9,224	21,303

Cash and cash equivalents at end of period	$13,407	$14,601

Supplemental cash flow information:
Cash paid for interest	$108	$410

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

Related Party Transactions

     Northrop Grumman beneficially owns approximately 38.5% of the Company’s stock. In December 2001, the Company entered into an agreement with TRW, now owned by Northrop Grumman, to repair RF subsystems previously supplied by TRW to Nokia. This agreement terminates on completion of the repair of all units requiring repair. In the three and nine month periods ended September 30, 2003, the Company recognized revenues of approximately $84,000 and $223,000, respectively, related to this agreement. In the three and nine month periods ended September 30, 2002, the Company recognized revenues of approximately $104,000 and $710,000, respectively, related to this agreement.

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

Allowance for Doubtful Accounts

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company provides an allowance for specific customer accounts where collection is doubtful and also provides an allowance for other accounts based on historical collection and write-off experience. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Stock-Based Compensation

     The Company issues stock options to employees and non-employee directors and provides employees the right to purchase the Company’s stock pursuant to an employee stock purchase program. Currently the Company accounts for its stock-based compensation plans under the intrinsic value method of accounting. Compensation expense resulting from the issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of company stock subject to the option on the award’s grant date. For purposes of pro forma disclosures, the Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model. The pro forma effect on net loss and net loss per share are as follows for the three and nine month periods ended September 30, 2003 and September 30, 2002:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands)
Net loss, as reported	$(735)	$(13,941)	$(9,103)	$(31,487)
Add: Stock-based employee compensation expense (income) included in reported net loss	146	(20)	742	2,026
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(933)	(1,780)	(3,836)	(8,569)

Net loss, pro forma	$(1,522)	$(15,741)	$(12,197)	$(38,030)

Basic and diluted net loss per share, as reported	$(0.08)	$(1.56)	$(1.01)	$(3.53)
Basic and diluted net loss per share, pro forma	$(0.17)	$(1.76)	$(1.34)	$(4.26)

     In connection with the grant of stock options to employees prior to the initial public offering, Endwave recorded deferred stock compensation within stockholders’ equity of approximately $20,218,000, representing the difference between the deemed fair value of the common stock for financial statement presentation purposes and the option exercise price of these options at the date of grant. Deferred stock compensation is amortized using the graded vesting method over the vesting period of the related options, generally four years. For employees that were terminated, the unvested deferred compensation was reversed. The Company amortized approximately $21,000 and a recovery of approximately $20,000 for the three months ended September 30, 2003 and 2002, respectively and $617,000 and $2.0 million for the nine months ended September 30, 2003 and 2002, respectively.

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

     The Company sells its products primarily to wireless systems integrators and equipment manufacturers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have historically been immaterial and within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are due to the few number of entities comprising the Company’s customer base. The Company does not require collateral for trade accounts receivable, and, therefore, the Company could record losses up to $6.0 million as of September30, 2003 if all of these customers fail to pay.

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

3.      Restructuring Charges

     As a result of a continued decline in overall economic conditions and further reductions in capital spending by telecommunications service providers, on February 28, 2002, the Company announced a restructuring plan designed to reduce operating expenses in order to further align resources with long-term growth opportunities. During the first quarter of 2002, the Company recorded a restructuring charge of $3.5 million (“the First Quarter 2002 Plan”), the components of which were $1.1 million for severance payments, $310,000 for lease cancellations, and a non cash charge of $2.1 million for excess equipment, offset by a $142,000 adjustment for excess severance benefits. We have substantially completed our execution of the First Quarter 2002 Plan, with the exception of a vacated leased facility that has a lease term expiring in 2006. Restructuring accrual balances at September 30, 2003 and December 31, 20002 were approximately $197,000 and $255,000, respectively.

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

	Severance	Fixed
Third Quarter 2002 Plan	Benefits	Assets	Total

Third quarter 2002 restructuring charge	$1,750	$3,109	$4,859
Settlement of contractual obligations:
Cash payments	(1,057)	—	(1,057)
Non cash amount for excess equipment	—	(3,120)	(3,120)
Cash proceeds from equipment sale	—	11	11

Balance at December 31, 2002	693	—	693
Cash payment	(239)	—	(239)

Balance at March 31, 2003	454	—	454
Cash payment	(138)	—	(138)

Balance at June 30, 2003	316	—	316
Cash payment	(65)	—	(65)

Balance at September 30, 2003	$251	—	$251

Current	$251	$—	$251
Noncurrent	—	—	—

	$251	$—	$251

     During the third quarter of 2003, the Company recorded a restructuring charge of $490,000 (“the Third Quarter 2003 Plan”), all of which was for severance payments. During the third quarter, the Company eliminated 18 positions and made cash payments of $ 416,000 under the Third Quarter 2003 Plan. Of the 18 positions that were eliminated, 10 were in operations, 3 were in engineering and 5 were in sales, general and administration. Severance payments will be complete by the end of fiscal 2003.

Third Quarter 2003 Plan	Severance Benefits

Third quarter 2003 restructuring charge	$490
Settlement of contractual obligations:
Cash payments	(416)

Balance at September 30, 2003	$74

Current	$74
Noncurrent	—

$74

4.      Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and are comprised of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$7,862	$10,250
Work in process	81	441
Finished goods	294	1,093

	$8,237	$11,784

5.      Notes Payable

     On May 29, 2002, the Company obtained a loan, secured by fixed assets, in the amount of $1.5 million from U.S. Bancorp Finance Inc. This loan has a term of 3 years, and has a variable interest rate. The rate is 25 basis points above LIBOR and is set quarterly. The annualized weighted average cost of the debt is approximately 4.5% for the nine months ended September 30, 2003.

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

     From time to time, the Company enters into contracts with customers of its products in which the Company provides some indemnification to the customer in the event of claims of patent or other intellectual property infringement resulting from the customer’s use of the technology. Such provisions are customary in the industry and do not reflect an assessment by the Company of the likelihood of a claim. The Company has not recorded a liability for potential obligations under these indemnification provisions and would not record such a liability unless the Company believed that the likelihood of a material obligation was probable. See Note 13, Commitments and Contingencies.

     Warranty accrual for the nine months ended September 30, 2003 was as follows (in thousands):

Balance as of December 31, 2002	$5,583
Accrual	110
Settlements/payments	(49)
Adjustment related to completion of warranty programs	18

Balance as of March 31, 2003	$5,662
Accrual	119
Settlements/payments	(6)
Adjustment related to completion of warranty programs	23

Balance as of June 30, 2003	$5,798
Accrual	125
Settlements/payments	(2)
Adjustment related to completion of warranty programs	40

Balance as of September 30, 2003	$5,961

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

     During the third quarter of 2003, the Company recorded an additional charge of $139,000 to reduce engineering equipment based on the amounts by which the carrying value of these assets exceeded their fair value. The evaluation took in to consideration the reduction in engineering headcount that occurred during the third quarter of 2003. The Company’s estimate of the fair value of the assets was based on estimated salvage value of the equipment, less selling costs.

8.      Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss for the nine months ended September 30, 2003, by the weighted average number of shares of common stock outstanding during the period.

     Potential common shares from the assumed exercise of stock options, warrants and convertible securities have been excluded from the net loss per share calculations as their effect would be anti-dilutive due to the Company’s reported net loss.

9.      Comprehensive Income (Loss)

     The Company had $8,000 of other comprehensive income in the three months ended September 30, 2003 and $35,000 of other comprehensive loss in the nine months ended September 30, 2003 resulting from unrealized gains and losses on its available for sale investments. There were no other items of other comprehensive income (loss) during the nine months ended September 30, 2003.

10.      Segment Disclosures

     The Company operates in a single segment. The Company’s product sales by geographic location for the three and nine months ended September 30, 2003 and 2002 were as follows (in thousands and as a percentage of net sales):

	Three months ended September 30,

	2003		2002

United States	$2,128	25.9%	$1,334	26.9%
Finland	4,450	54.2%	3,523	71.1%
Other	1,626	19.9%	97	2.0%

Total	$8,204	100.0%	$4,954	100.0%

	Nine months ended September 30,

	2003		2002

United States	$6,527	26.8%	$4,264	27.4%
Finland	13,988	57.5%	11,002	70.6%
Other	3,816	15.7%	311	2.0%

Total	$24,331	100.0%	$15,577	100.0%

     For the three months ended September 30, 2003, Nokia and DMC Stratex accounted for 54% and 14% of total sales listed above, respectively. For the nine months ended September 30, 2003, Nokia and DMC Stratex accounted for 58% and 13% of total sales listed above, respectively. Nokia, located in Finland, was the only customer in Finland in 2003 and 2002. No other customer accounted for more than 10% of the Company’s revenues in the aggregate or in these geographical areas listed above.

11.      Treasury Stock

     In January 2002, the Company announced a plan to repurchase up to an aggregate of 750,000 shares of the company’s common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During the nine months ended September 30, 2003, the Company did not repurchase any shares and during the nine months ended September 30, 2002, the Company repurchased 19,950 shares for $62,000 under this repurchase program. To date, 39,150 shares have been repurchased for $79,000. Treasury stock is carried at cost.

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

14.      Subsequent Events

     On October 9, 2003 the Company entered into a sublease with an unrelated party to occupy a 20,000 square foot building, in Diamond Springs, California owned by the Company. The building was formerly used for a portion of the Company’s manufacturing operations, and was vacated in the first quarter of 2003 as a result of the transition of over 60% of production to the Company’s subcontract manufacturing partner. The lease has a term of 5 years, and an inception date of December 1, 2003.

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

     The following discussion should be read together with our financial statements, and notes to those financial statements, included elsewhere in this Form 10-Q, as well as the information contained under Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

     We depend, and expect to remain dependent, on a small number of wireless systems integrators, original equipment manufacturers, and major government contractors for sales of our products. For the three months ended September 30, 2003, sales attributable to Nokia and DMC Stratex accounted for 54% and 14%, respectively, of our net sales during the period. During the nine months ended September 30, 2003, sales attributable to Nokia and DMC Stratex accounted for 58% and 13%, respectively, of our net sales during the period.

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

     On February 26, 2003, we announced the acquisition of certain broadband assets of Arcom Wireless Inc., a subsidiary of Dover Corporation for $55,000 in cash. The acquisition was structured as an asset purchase. The assets purchased included a transceiver design, equipment and intellectual property licenses required to manufacture and supply a 58 GHz integrated transceiver product to an existing customer. We began shipping product attributable to the acquired designs in the third quarter of 2003.

     On March 25, 2003, we announced that we had been selected by Siemens as a supplier of wireless transmitter/receiver (Tx/Rx) modules for the Siemens SRA L family of digital radios. Under our agreement with Siemens, we will manufacture and supply Tx/Rx modules to Siemens for integration into production units of the SRA L radio to be deployed in certain markets within Europe in support of third generation (3G) mobile service deployments. Delivery of the transceiver units began in December 2002.

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

     On July 28, 2003, we announced the execution of a development agreement with SafeView, Inc., a privately held developer of a revolutionary security portal screening system, to develop and manufacture millimeter wave transceiver modules. Under the agreement, we will design and develop the millimeter wave module that transmits the RF signal and receives the signal reflection as an initial design phase of the development project. Following the design phase, we will manufacture and supply prototype units of the transceiver module for design qualification and system testing.

     On July 29, 2003, we announced that we would effect a reduction in force of approximately 20%, eliminating positions across all functions of the company. During the third quarter of 2003, we recorded a restructuring charge of $490,000 for severance payments. During the third quarter, we eliminated 18 positions and made cash payments of $416,000 under the Third Quarter 2003 Plan. Of the 18 positions that were eliminated, 10 were in operations, 3 were in engineering and 5 were in sales, general and administration. Severance payments will be complete by the end of fiscal 2003. The reduction is expected to reduce anticipated 2004 operating expenses by $2.0 million. Additionally, we accelerated our plan to transition other high-volume manufacturing programs offshore, resulting in approximately 70% of production occurring offshore by the end of the fourth quarter of 2003.

     On September 15, 2003, we announced the execution of a development agreement with Nokia Networks, the world leader in mobile communications, to develop a new line of millimeter wave transceiver modules. Under the development agreement, we will design and produce integrated transceiver modules that transmit and receive the communication signal, forming the core of the “next generation” mobile network infrastructure. These modules will have twice the performance of our current transceivers. Once integrated within the radio, these modules will enable significantly increased spectral efficiency as compared with the current design.

Results of Operations for the three and nine months ended September 30, 2003 and 2002

     Revenues

     Revenues were $8.2 million for the three months ended September 30, 2003, a 64% increase from $5.0 million for the same period in 2002. Revenues were $24.3 million for the nine months ended September 30, 2003, a 56% increase from $15.6 million for the same period in 2002. The increase in product revenues for the three and nine months ended September 30, 2003 is related to increased shipments to several of our commercial transceiver customers and increased interest in defense and military applications, as well as from new customers as a result of our acquisition strategy. Additionally, during the first quarter of 2002, there was a decrease in the number of transceivers sold to Nokia, as a result of implementing a consignment stock location at their production facilities. We expect revenue in the fourth quarter of 2003 to be higher than in the third quarter as a result of increased customer demand.

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

     Cost of product revenues for the three months ended September 30, 2003 was $5.9 million, a 40% decrease in absolute dollars from $9.8 million for the same period in 2002. As a result of cost reduction efforts and the utilization of previously reserved inventory, cost of product revenues for the three months ended September 30, 2003 decreased by 40% as compared to the three months ended September 30, 2002 although revenues increased 64% from period to period.

     Cost of product revenues for the nine months ended September 30, 2003 was $19.0 million, a 19% decrease in absolute dollars from $23.6 million for the same period in 2002. As a result of cost reduction efforts and the utilization of previously reserved inventory, cost of product revenues for the nine months ended September 30, 2003 decreased by 19% as compared to the nine months ended September 30, 2002 although revenues increased 56% from period to period.

     The decrease in cost of product revenues as a percentage of product revenues is attributable to cost reduction programs that have been implemented during the last 24 months. These programs include the outsourcing of over 60% of the assembly and testing of our products to an offshore manufacturer, elimination of excess equipment and capacity, reduction of manufacturing and overhead positions and introduction of cost-reduced product designs. The cost of product revenues as a percentage of product revenues was impacted by the utilization of previously reserved inventory amounting to $580,000 and $996,000 for the three and nine months ended September 30, 2003. We expect cost of product revenues as a percentage of sales to decrease in the fourth quarter of 2003 as we experience higher product revenues, as well as cost efficiencies from the move of more of our manufacturing activities to the facility of our offshore partner and the introduction of lower cost designs.

     Research and development expenses. Research and development expenses primarily include the costs of engineering personnel, outside services, prototyping materials and equipment depreciation. Research and development expenses for the three months ended September 30, 2003 were $1.1 million, a 49% decrease from $2.1 million for the same period in 2002. Research and development expenses for the nine months ended September 30, 2003 were $3.6 million, a 54% decrease from $7.9 million for the same period in 2002. The decrease for each period was primarily attributable to cost containment efforts, work force reductions, and leverage of existing designs for new development programs. We expect research and development expenses to remain relatively constant for the fourth quarter of 2003 as savings from headcount reductions are offset by increased project material costs.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, facilities and human resources personnel, professional fees, bad debt expense and promotional activities. Selling, general and administrative expenses for the three months ended September 30, 2003 were $1.6 million, a 27% decrease from $2.2 million for the same period in 2002. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $6.8 million, a 1% decrease from $6.9 million for the same period in 2002. The decreases were primarily attributable to lower bad debt expense, cost reduction efforts and reduced staffing in each of the functional areas. We expect selling, general and administrative expenses to remain relatively constant for the fourth quarter of 2003.

     Restructuring Charge. On July 29, 2003, we announced a reduction in force of approximately 20%, eliminating positions across all functions of the Company. During the third quarter of 2003, we recorded a restructuring charge of $490,000 for severance payments. During the third quarter, we eliminated 18 positions and made cash payments of $416,000 under the Third Quarter 2003 Plan. Of the 18 positions that were eliminated, 10 were in operations, 3 were in engineering and 5 were in sales, general and administration. Severance payments will be complete by the end of fiscal 2003. The reduction is expected to reduce anticipated 2004 operating expenses by approximately $2.0 million. Additionally, we accelerated our plan to transition other high-volume manufacturing programs offshore, resulting in approximately 70% of production occurring offshore by the end of the fourth quarter of 2003.

     During the third quarter of 2002, we announced a restructuring plan, designed to further reduce costs. This plan included the reduction of 102 positions and consolidation of excess facilities and charges related to excess property and equipment. As a result, a restructuring charge of $4.9 million was recorded in the third quarter of 2002, the components of which were $1.8 million for severance payments and $3.1 million for excess equipment.

     On February 28, 2002, we announced a restructuring plan, designed to reduce operating expenses in order to align resources with long-term growth opportunities. This plan included the reduction of 107 positions and consolidation of excess facilities and charges related to excess property and equipment. As a result, a restructuring charge of approximately $3.5 million was recorded in the first quarter of 2002, the components of which were $1.1 million for severance payments, $310,000 for lease cancellations and $2.1 million for excess equipment offset by $490,000 resulting from settlement of lease obligations for vacated leased space in Sunnyvale, California.

     Amortization of deferred stock compensation. Deferred stock compensation charges consist of charges related to the difference between deemed fair market values on the date of employee option grants and the option price. The Company amortized approximately $21,000 and recorded a recovery of approximately $20,000 associated with forfeitures for the three months ended September 30, 2003 and 2002, respectively and $ 617,000 and $ 2.0 million of amortization for the nine months ended September 30, 2003 and 2002, respectively. The decrease is primarily due to using an accelerated method to amortize deferred stock compensation that results in higher expense in earlier periods and credits from the forfeiture of options by terminated employees. Deferred stock compensation will be fully amortized in June 2004.

     Loss on building sublease. During the first quarter of 2003, the Company subleased 12,700 square feet of its Sunnyvale, California headquarter building to an unrelated third party. The rental income for the lease period is less than the rental expense that will be incurred, and therefore a loss at sublease inception of $662,000 was incurred. There have been no other losses on subleases recorded in periods presented.

     Impairment of long-lived assets. During the third quarter of 2003, the Company recorded an additional charge of $139,000 to reduce engineering equipment based on the amounts by which the carrying value of these assets exceeded their fair value. The evaluation took in to consideration the reduction in engineering headcount that occurred during the third quarter of 2003. The Company’s estimate of the fair value of the assets was based on estimated salvage value of the equipment, less selling costs.

     During the first quarter of 2003, the Company evaluated the carrying value of long-lived assets utilized in its manufacturing process. As the Company moves more of its production to its offshore partner, the Company does not need as much manufacturing equipment, and therefore an impairment charge of $2.4 million for excess manufacturing equipment has been recorded. The impairment charge was calculated as the difference between the carrying value and the salvage value of the equipment, less selling costs.

     Interest and other income, net

     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments offset by interest expense on capital equipment leases and notes payable. Interest and other income, net was $262,000 and $97,000, for the three months ended September 30, 2003 and 2002, respectively. Interest and other income, net was $404,000 and $1.5 million, for the nine months ended September 30, 2003 and 2002, respectively. Interest income for the three months ended September 30, 2003 was $73,000, a 64% decrease from $200,000 for the same period in 2002. Interest income for the nine months ended September 30, 2003 was $246,000, a 69% decrease from $804,000 for the same period in 2002. The decrease in interest income was primarily attributable to lower interest rates, lower average invested cash balances and lower yields on interest-bearing investments. Interest expense represented interest on capital leases and a note payable collateralized by capital equipment. Interest expense decreased to $11,000 for the three months ended September 30, 2003, from $100,000 for the three months ended September 30, 2002 as a result of a decreased number of capital equipment leases and overall lower interest rates. Interest expense decreased to $108,000 for the nine months ended September 30, 2003, from $410,000 for the nine months ended September 30, 2002 as a result of a decreased number of capital equipment leases and overall lower interest rates. Other income for the three and nine months ended September 30, 2002 included $1.2 million from the gain on contract termination offset by cost of $66,000 for capital lease termination.

Liquidity and Capital Resources

     Our principal source of liquidity as of September 30, 2003 consisted of approximately $28.9 million in cash, cash equivalents, restricted cash and short-term investments. In the nine months ended September 30, 2003, we used $541,000 for operating activities, as compared to $19.4 million for the same period in 2002. The decrease in the use of cash in operations was primarily due to a significant decrease in the net loss for the period and an increase in accounts receivable.

     Investing activities provided $5.9 million of cash in the nine months ended September 30, 2003, as compared to $15.4 million in the same period in 2002. The decrease in the proceeds of cash in investing activities was primarily due to fewer sales of short-term investments.

     Financing activities in the nine months ended September 30, 2003 used $1.2 million of cash, as compared to $2.6 million in the same period in 2002. The decrease in the use of cash for financing activities is primarily attributable to fewer capital lease obligation payments. During the second quarter of 2003, $643,000 of capital leases were paid in advance, in order to minimize interest expense in future periods. Therefore, capital lease payments and interest expense will be lower in the future.

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

     There have been no material changes in contractual obligations as reported in our annual report on Form 10-K for the year ended December 31, 2002.

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

Item 4. Controls and Procedures.

     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Number	Description

2.1(iii)	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated as of April 24, 2001.
2.2(v)	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated as of September 24, 2002.
3.1(i)	Amended and Restated Certificate of Incorporation effective October 20, 2000.
3.2(i)	Amended and Restated Bylaws effective October 20, 2000.
4.1(i)	Form of specimen Common Stock Certificate.
4.2(i)	Investors’ Rights Agreement dated March 31, 2000 by and among the Registrant and certain investors named therein.
4.3(i)	Warrant to Purchase Stock dated March 16, 1998, issued by the Registrant to Silicon Valley Bank for the purchase of shares of the Registrant’s Series E Preferred Stock.
4.4(iii)	Rights Agreement by and between M/A-COM Tech, Inc. and the Registrant dated as of April 24, 2001.
10.1(i)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.
10.2(i)	1992 Stock Option Plan.
10.3(i)	Form of Incentive Stock Option under 1992 Stock Option Plan.
10.4(i)	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.
10.5(i)	Amended and Restated 2000 Equity Incentive Plan.
10.6(i)	Form of Stock Option Agreement under 2000 Equity Incentive Plan.
10.7(i)	2000 Employee Stock Purchase Plan.
10.8(i)	Form of 2000 Employee Stock Purchase Plan Offering.
10.9(i)	2000 Non-Employee Director Plan.
10.10(i)	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.
10.11	Executive Officer Severance and Retention Plan.
10.12(iv)	Industrial Lease by and between The Irvine Company and the Registrant dated July 2, 2001.
10.18(i)	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.
10.20(i)	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10.21(i)	Supply Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10.23(i)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.
10.24(ii)	Purchase Agreement No. 1201000 made and entered into by and between Nokia Networks By and Endwave Corporation on November 7, 2000.
10.25(vi)	Contract Change Notice/Amendment No. 1 to the Supply Agreement by and between TRW Inc. and the Registrant dated March 15, 2002.
10.26(vii)	Purchase Order 88M31651 by and between Lockheed Martin Corporation and the Registrant, dated May 21, 2002.
10.27(viii)	Extension of Validity of Purchase Agreement by and between Nokia and the Registrant dated September 9, 2002.
10.28+	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.
10.29	Transaction Incentive Plan
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302).

(ii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(iii)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K, filed on May 8, 2001.

(iv)	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(v)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K dated September 24, 2002.

(vi)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(vii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(viii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

+	Confidential treatment has been requested for a portion of this exhibit.

     (b)  Reports on Form 8-K

We filed a Current Report on Form 8-K dated July 14, 2003 to furnish a press release in which we announced that based on preliminary results, our financial results for the quarter ended June 30, 2003 were expected to exceed prior projections.

We filed a Current Report on Form 8-K dated July 29, 2003 to furnish a press release in which we announced our financial results for the quarter ended June 30, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: November 14, 2003

By: /s/ Edward A. Keible, Jr. Edward A. Keible, Jr. President and Chief Executive Officer

By: /s/ Julianne M. Biagini Julianne M. Biagini Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index of Exhibits

Number	Description

2.1(iii)	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated as of April 24, 2001.
2.2(v)	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated as of September 24, 2002.
3.1(i)	Amended and Restated Certificate of Incorporation effective October 20, 2000.
3.2(i)	Amended and Restated Bylaws effective October 20, 2000.
4.1(i)	Form of specimen Common Stock Certificate.
4.2(i)	Investors’ Rights Agreement dated March 31, 2000 by and among the Registrant and certain investors named therein.
4.3(i)	Warrant to Purchase Stock dated March 16, 1998, issued by the Registrant to Silicon Valley Bank for the purchase of shares of the Registrant’s Series E Preferred Stock.
4.4(iii)	Rights Agreement by and between M/A-COM Tech, Inc. and the Registrant dated as of April 24, 2001.
10.1(i)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.
10.2(i)	1992 Stock Option Plan.
10.3(i)	Form of Incentive Stock Option under 1992 Stock Option Plan.
10.4(i)	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.
10.5(i)	Amended and Restated 2000 Equity Incentive Plan.
10.6(i)	Form of Stock Option Agreement under 2000 Equity Incentive Plan.
10.7(i)	2000 Employee Stock Purchase Plan.
10.8(i)	Form of 2000 Employee Stock Purchase Plan Offering.
10.9(i)	2000 Non-Employee Director Plan.
10.10(i)	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.
10.11	Executive Officer Severance and Retention Plan.
10.12(iv)	Industrial Lease by and between The Irvine Company and the Registrant dated July 2, 2001.
10.18(i)	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.
10.20(i)	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10.21(i)	Supply Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10.23(i)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.
10.24(ii)	Purchase Agreement No. 1201000 made and entered into by and between Nokia Networks By and Endwave Corporation on November 7, 2000.
10.25(vi)	Contract Change Notice/Amendment No. 1 to the Supply Agreement by and between TRW Inc. and the Registrant dated March 15, 2002.
10.26(vii)	Purchase Order 88M31651 by and between Lockheed Martin Corporation and the Registrant, dated May 21, 2002.
10.27(viii)	Extension of Validity of Purchase Agreement by and between Nokia and the Registrant dated September 9, 2002.
10.28+	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.
10.29	Transaction Incentive Plan
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302).

(ii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(iii)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K, filed on May 8, 2001.

(iv)	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(v)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K dated September 24, 2002.

(vi)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(vii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(viii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

+	Confidential treatment has been requested for a portion of this exhibit.