Form 10-K
period 2003-12-31
ENDWAVE CORP
filed 2004-03-30
CIK 1118941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2003

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

Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑

      The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $14.4 million. Shares of voting common stock held by directors, executive officers, and by each person who beneficially owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price of $2.64, which was the closing sale price June 30, 2003 as reported by the Nasdaq National Market.

      The number of shares outstanding of the registrant’s common stock as of March 12, 2004 was approximately 9,584,623.

ENDWAVE CORPORATION

FORM 10-K

December 31, 2003

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

      We design, manufacture and market RF (radio frequency) subsystems that enable the transmission, reception and processing of high-speed electromagnetic signals in broadband wireless telecommunications systems, cellular telephone infrastructure networks, defense electronics systems and other similar systems requiring RF, microwave and millimeter wave technology.

      We were originally incorporated in California in 1991 and reincorporated in Delaware in 1995. In March 2000, we merged with TRW Milliwave Inc. (“TRW Milliwave”), a RF subsystem supplier that was a wholly-owned subsidiary of TRW Inc., now owned by Northrop Grumman Space & Mission Systems Corp. (“Northrop Grumman”). In connection with the merger, we changed our name from Endgate Corporation to Endwave Corporation. As a result of the merger, we became one of our industry’s largest commercial suppliers of microwave and millimeter wave RF subsystems with a substantially increased customer base and design and manufacturing capacity. On October 17, 2000, we successfully completed the initial public offering of our common stock.

      The largest use of our products is in current and next generation cellular backhaul networks, carrier class trunking networks, point-to-point transmission networks, and point-to-multipoint access networks. Our target customers for these applications are microwave radio manufacturers and wireless systems integrators (collectively referred to as OEMs) that provide the wireless equipment used by communications service providers to deliver voice, data and video services to businesses and consumers. We also supply products to cellular base station subsystem manufacturers. Original equipment manufacturers (OEMs) that use or have used our products include Allgon Microwave, Ceragon, Ericsson, Harris Corporation, Hughes Network Systems, Nera Networks, Nokia, Nortel Networks, P-Com, Powerwave, Siemens AG, Spectrian, Stratex Networks and Witcom Wireless. In addition to these telecommunications applications, our products are also used in various other adjacent market applications. Our target customers in these markets are defense contractors and sub-contractors that design aerospace, defense/weapons, and electronics platforms for various domestic and foreign defense customers. We also supply manufacturers of test and measurement equipment, surveillance equipment and of various other electronic products for commercial and government applications. Adjacent market customers that use or have used our products include Anritsu, Boeing Corporation, Filtronic, Harris Corporation, IDT, L-3 Communications, Lockheed Martin, M/ A-COM/ Tyco, Raytheon, Safeview and various business units of Northrop Grumman.

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

      We also offer build-to-print (BTP) manufacturing services for customer-designed products such as multi-function modules, transceivers and other key components of outdoor units (ODUs). BTP services enable us to capture new manufacturing volume for customer programs that require no design efforts on the part of Endwave. Although BTP business does not fully utilize all of Endwave’s expertise, particularly RF design, it does allow us to serve the needs of larger customers that have exceeded their internal manufacturing capacities, want to move to an outsourced manufacturing model, or have the need to change suppliers due to product sourcing difficulties or other business reasons, including the departure of other merchant suppliers. BTP manufacturing opportunities also allow Endwave to capture manufacturing volume and associated revenues without expending the substantial engineering investments typically associated with RF product design effort. Further, it builds our relationship with the customer enhancing our opportunities for additional business.

      During the telecommunications market downturn that began in late 2000, Endwave initiated a mergers and acquisitions strategy designed to achieve revenue growth and gain market share. As part of our strategy, Endwave has made selected acquisitions of businesses in related or competitive markets.

      Endwave has completed the following asset acquisitions during the past 36 months:

Acquired Assets:	Acquired From:	Timeframe:

Stellex Broadband Wireless Business	M/ A-COM/ Tyco	April 2001
Signal Technology’s Wireless Group	Signal Technology	September 2002
Arcom Wireless	Dover Corporation	February 2003
Verticom Wireless	Verticom	May 2003

      In April 2001 we completed the acquisition of certain assets from Tyco Electronics related to their M/A-Com broadband wireless business. The assets acquired included product designs and intellectual property, inventory, equipment and customer contracts for YIG oscillators, frequency synthesizers and microwave radio transceivers.

      In September 2002 we acquired the broadband assets of the Fixed Wireless division of Signal Technology Corporation. The acquisition included assets such as customer contracts, equipment, inventory, product designs and other intellectual property, and key personnel needed for the ongoing operation of the business unit. The acquisition added a broad product offering and capability to the Endwave product and technology portfolio. The acquisition both expanded relationships with existing customers such as Stratex Networks, Nera Networks and other major OEMs, and added several significant new customers to Endwave’s customer list.

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

      In May 2003, we acquired certain assets of Verticom Inc., an independent corporation that produced YIG-based oscillators and frequency synthesizers. At the time, Verticom was anticipating liquidation which subsequently did occur. This acquisition was structured as an asset purchase, and included product designs and intellectual property, inventory, equipment and a contract to supply a customer not previously doing business with Endwave. No employees from Verticom were retained in connection with this acquisition, however some employees were employed on a temporary basis in order to effect a transfer of the production process.

Telecommunications Market Overview

      The telecommunications industry has seen many significant changes and developments over the last few years. The rapid acceptance and broad use of the Internet has created the need for communications networks that are capable of handling large amounts of digital traffic. The widespread use of wireless communications and the desire for mobile, high speed Internet access by consumers and businesses has created needs for communication solutions that have not been met by traditional wire line systems. The continued growth in the use of cellular phones and other wireless communications devices, such as PC and Personal Digital Assistants (PDAs), has created a large market opportunity for broadband wireless infrastructure.

      Developing countries realize that a key requirement for their economic growth is the availability of modern communications systems to provide widely available and reliable phone and data services. Rather than installing the traditional wired networks, they often choose cellular networks as the best solution since they are the easiest and fastest to deploy and provide the mobility that so many desire. In such countries where wired infrastructure is unavailable or expensive, the interconnection of the various cell sites is accomplished by the use of microwave radio links. Developing nations such as China and India have created a significant demand for such microwave radio links.

      In Europe and other developed countries, as new networks are deployed or additional cell sites are installed to handle increased traffic density, these new cell sites are also often connected to the existing networks through the use of microwave radio links. This application, commonly referred to as “cellular backhaul”, has resulted in the installation of hundreds of thousands of radio links over the last decade. As users desire messaging services and internet access from their cellular phones and PDAs, network integrators and service providers are moving to new generations of cellular systems known as 2.5G and 3G (or 3rd Generation) systems. It has been predicted that these new systems will require as much as three times the number of base stations as first generation systems and that each base station will require higher capacity backhaul to the network. Further, because of the high volume of the backhaul traffic and the importance of maintaining a robust backhaul network, it is anticipated that future networks will use a mesh or token ring structure rather than the star architectures employed today. When these next generation systems are deployed, we believe that they will create a demand for a large number of new microwave radios. In addition, as spectrums become crowded and the cost of bandwidth increases, network operators are expected to require higher performance radios that provide higher capacities and greater spectral efficiency.

      Businesses and consumers continue to fuel the need for additional bandwidth in the Internet infrastructure with the growing use of e-mail, audio, and video streaming, corporate data networks, corporate websites, e-commerce, electronic data exchange, customer support, supply chain management and telecommuting. To adequately satisfy these needs, service providers must be able to transport large quantities of data, at high speed, to almost any location, often worldwide. Since not all locations are served by high-speed copper wire or fiber optic cable, there is a growing need for broadband wireless access.

      While over the long term we believe these fundamental forces are creating needs for greater capacity in the telecommunications infrastructure and for wireless access to that network, the last three years have been very challenging for the entire telecommunications industry including service providers, system integrators, OEMs and their suppliers. Service providers have struggled with servicing large debt loads incurred to build out their networks, lower than projected subscription rates for some new services, industry wide overcapacity and fierce price competition. This situation has been further exacerbated by a major slowdown in the U.S. and world economies. This has resulted in several of the CLECs (Competitive Local Exchange Carrier), declaring bankruptcy, delays in the introduction of new 2.5 and 3G networks, and plummeting capital expenditures by the service providers. The drop in capital expenditures has consequently impacted all those who produce telecommunications equipment including system integrators, OEMs and subsystem suppliers such as Endwave. The difficulties of the recent past notwithstanding, current developments suggest that the situation is improving and that a level of stability has returned to the industry. Service providers have significantly improved their cash flow and repaired their balance sheets. Spending for equipment and network systems cannot be expected to return to the inordinately high levels of the late 1990’s, however there are signs that a more sustainable growth rate is emerging.

      Further, new applications for wireless access technologies are developing at both ends of the RF spectrum. On the lower end of the frequency range at 2.4 GHz and 5.8 GHz, the 802.11 specifications commonly referred to as “Wi-Fi” are becoming a de facto standard for short range wireless computing. Business professionals, students, and mobile professionals are embracing the technology as the method of choice for connecting to the Internet and corporate networks in a mobile setting and while moving about in office buildings and campuses. Sales of Wi-Fi enabled devices nearly tripled in 2003 and continued growth is expected in 2004 and 2005. Although Endwave’s core competencies lie at frequency ranges above 10 GHz, we believe that the broad adoption of Wi-Fi technology will create additional demand for high capacity data links which could generate opportunities for Endwave products.

      At the higher end of the spectrum, newly FCC approved 5 GHz wide bands at 71-76 GHz and 81-86 GHz have commanded the interest of major networking companies such as Cisco. This spectrum is particularly well suited to deliver data rates of 1-10 Gbps over distances of approximately 2 Kilometers. This distance and data rate capability make the technology an ideal candidate to provide high speed internet connectivity to the 75% of the 750,000 business buildings that are within 1 mile of the nearest fiber connection but cannot practically access the fiber. A second application is to use the technology for high speed building-to-building LAN bridging links. This business opportunity is still nascent and its impact unknown, but Endwave is one of a few companies that is capable of designing, developing, testing and manufacturing the RF subsystems for these high frequency wireless systems.

      In the specific telecommunications market segment that Endwave serves, digital microwave radios, current worldwide production volumes we estimate at 250,000 to 300,000 units per year, of which approximately 85% are used for cellular backhaul applications. More than 80% of these were in the 10 to 40 GHz frequency range, where our design and manufacturing processes are focused. The production of these microwave radios is concentrated in a relatively small number of OEMs. Of the approximately 250,000 to 300,000 radios produced last year, the top 10 manufacturers produced more than 90% of the total. The largest OEM producers include Alcatel, Ericsson, Harris, NEC, Nera, Nokia, Siemens and Stratex Networks. These OEMs are in turn supplied key components and sub-assemblies either by captive internal sources, or by merchant suppliers such as Endwave. Of these external merchant suppliers, Endwave has a significant market share. Several of our competitors are financially weak and several have exited the business in the past three years. Some industry observers believe that the component and sub-assembly supplier base will undergo further consolidation, and Endwave in particular has a stated plan to take a leading role in this industry consolidation trend.

Adjacent Market Overview

      Many applications other than terrestrial microwave radios exist for RF subsystems of the type Endwave produces. These include satellite communications systems, defense systems, RF test instruments and various types of security devices. Endwave is actively pursuing all of these applications in an effort to increase our revenues and broaden our market base. In fiscal 2003, this market area represented $3.6 million of our revenues or 11% of our total revenues. The outlook for these market segments is generally positive in the near future.

      Satellite communication systems are of increasing importance in many existing applications, new applications are being proposed and the current satellite infrastructure is aging. The combination of these aging factors could generate significant business opportunities in the future. Several existing satellites will come to the end of their useful lives during the next several years and the replacement systems will utilize frequencies well matched to Endwave capabilities. Both in the past and at present, Endwave has produced equipment utilized in satellite ground terminals.

      Various defense systems utilize wireless communication channels to transmit and receive both voice and data communications. A key driver in this application area is the so called “intelligent battlefield” scenario in which multiple sensors survey the battlefield situation and the data from these sensor systems is then aggregated and provided real time to the battlefield commanders. Such systems require high bandwidth communication capabilities similar to those found in high speed commercial telecommunications systems. Further, new weapons systems will utilize sophisticated radar systems to detect small insurgent force vehicles and personnel. These applications utilize subsystem modules similar to those used in commercial telecommunications systems. Endwave intends to continue to pursue these applications aggressively. Target customers include the key defense prime contractors such as Boeing, Northrop Grumman, Raytheon and Lockheed. Additionally, we will continue to market to major system contractors that supply products to these prime contractors.

The Challenge

      Forecasts for future demand of our products and the products of our customers are uncertain. It is difficult to accurately predict how long the current economic conditions will continue in the United States and other parts of the world, or whether they will improve. In our telecommunications markets, regulatory conditions affecting radio deployments around the world are changing, the impact of the expected consolidation of service providers is unknown, new spectrums are being allocated and new wireless applications are being created. These uncertain and changing conditions make it very hard for our customers to predict their specific future product requirements with certainty. In our adjacent market areas, we face similar uncertainty as to market demands and we are still building our position in these business areas. However, we believe that in order to be successful in the future our customers will need:

•	Higher performance products;

•	Lower product costs;

•	Scalable production with high volume capacity;

•	Short product design cycles;

•	Broad product portfolio;

•	Logistical flexibility; and

•	High product quality.

Our Solution

      As a provider of RF subsystems, we design and manufacture a broad portfolio of products, from RF modules to fully integrated transceivers, outdoor units and major subsystem assemblies. We strive to provide our customers with the products, resources and services that they need to be successful in this changing environment. We provide:

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

      Path to low cost through multiple circuit technologies. With our proprietary circuit and process technologies, coupled with our advanced manufacturing processes, we believe we are able to provide better solutions related to our customers’ volume and cost requirements. We currently employ three distinct circuit technologies as appropriate to meet the needs of our customers and their specific project, including traditional Hybrid Microwave Integrated Circuits (HMICs), Monolithic Microwave Integrated Circuits (MMICs), and Flip Chip Integrated Circuits (FCICsTM). HMICs have many bond wires that must be individually tested and adjusted, or tuned, during the manufacturing process. Our MMIC circuits eliminate most of the bond wires used in HMICs, allowing us to produce them using automated assembly techniques. Our internal MMIC design capability allows us to design MMICs that are optimized to the particular circuit application. Our patented FCIC technology enables us to design and manufacture

RF circuits more cost effectively by using less gallium arsenide material than a typical MMIC circuit and significantly fewer wire bonds than HMICs. As a result, FCIC circuits lend themselves to high-volume, automated manufacturing processes for applications characterized by very high unit volumes and competitive pricing. During the past year, we have further enhanced this capability by developing and verifying improved circuit substrates that allow more sophisticated circuit configurations and further reduce the cost of this circuit type. We refer to this new technology as MLMSTM or Multilithic Microsystem. Our circuit technologies have been supplemented by our development of the EpsilonTM microwave packaging system to reduce costs even further. These technical advantages, coupled with our advanced manufacturing process, we believe will allow us to significantly reduce product costs.

      Short product design cycle. We have developed an extensive library of RF circuit and device designs that allow us to rapidly and economically combine standard circuits and devices into custom assemblies to quickly satisfy the various performance and frequency requirements of our customers and we have the expertise and facilities to rapidly prototype and test a new design. We believe that this ability to migrate from prototype to volume production in a short period of time is an important competitive advantage.

      Broad product portfolio. We offer a range of products at multiple levels of integration, from single function RF modules to integrated transceivers, to address most any customer need. This allows our customers to select the products that best complement their internal capabilities and manufacturing requirements. Our product design capability supports a broad range of frequencies, from 1 GHz to 100 GHz, and addresses multiple market applications. This enables us to rapidly design products for new frequencies or applications and facilitate our customers’ product introduction plans and schedules.

      Scalable manufacturing with high volume, low cost production capability. We believe we are one of the largest suppliers of microwave RF subsystems and a market leading supplier in the commercial broadband wireless segment. Our traditional manufacturing approach allows our customers to develop new products in relatively small quantities during the early stages of development. As their design becomes proven and is moved into production, these products can either be maintained with traditional assembly approaches, moved into an automated process where volumes justify this transition, or moved to our offshore manufacturing facility. Our advanced assembly and testing capabilities and multiple production lines allow us to rapidly achieve high volume production to meet our customers’ increasing volume demands. We have a long-term gallium arsenide device supply agreement with Velocium, which is an operating unit of Northrop Grumman, which further enhances our manufacturing capabilities and ensures an adequate supply of gallium arsenide devices.

      Logistical flexibility. We provide our customers with a high degree of logistical flexibility through the use of multi-year frame agreements with logistical plans that are tailored to their individual needs. These frame agreements usually cover a variety of products and frequencies, with varying degrees of flexibility on quantities and delivery rates. Additionally, for some customers we provide enhanced inventory management services by maintaining point of use inventories in their facilities. This allows our customers to rapidly adjust to the changing demands of their market.

      High quality. Our customers, whether focused in telecommunications, defense or other adjacent markets, expend considerable financial and human resources to develop and introduce new products. Understandably, they have high demands for quality and reliability once they’ve completed their development and are preparing to take their product to market. Many customers find it necessary to design their systems so they will operate 99.99% or even 99.999% of the time. Our careful design, advanced manufacturing and ISO 9001-2000 certified facilities are intended to provide the high reliability required for today’s commercial and defense systems.

Our Strategy

      Our objective is to be a leading global supplier of RF subsystems for broadband wireless and other applications. We intend to become the RF subsystem supplier of choice for microwave systems built by the leading companies in telecommunications and other markets. The major elements of our strategy include:

      Maintain and expand our strong position in our core market. The majority of our revenues is derived from production of low and medium data rate radios, in the 10 to 40 GHz frequency range, for use in cellular backhaul systems. Today this represents the largest and one of the most stable portions of the market. We intend to maintain and expand our penetration in these areas, both in terms of current and new customers, customer programs, and frequency ranges.

      Extend our technological leadership. We will continue to invest in “next generation” research and development, maintain our team of talented engineers and scientists, and build on our manufacturing technologies.

      Provide our customers with increased logistical flexibility. In this uncertain market, it is difficult for our customers to predict exact products, frequencies and quantities. By developing broader band circuits and by using multi-product, multi-year supply agreements, flexible logistics plans and short manufacturing cycles, we help our customers to quickly respond to market demands.

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

      Reduce costs through offshore manufacturing. Endwave has responded to customer and market requirements for lower cost solutions with the establishment of a partnership with a major manufacturing subcontractor in Southeast Asia. By the end of 2003, over 70% of our product was manufactured in our subcontractor’s facility. This partnership and the product manufacturing are managed by Endwave’s full-time, in-country management team with extensive experience in process engineering and manufacturing management. We draw on the local economy to obtain lower cost of materials, labor, and facilities than is available in the United States.

      Maintain rapid design and prototyping capability. We intend to maintain our ability to rapidly design and prototype new products that meet our customers’ needs. We believe we can achieve this with our multiple design and manufacturing techniques.

      Leverage strategic relationship with Velocium. Our supply agreement with Velocium provides us with a long-term supply of gallium arsenide devices at a preferred cost. We believe that our supply of these devices from Velocium is a competitive advantage because the supply of gallium arsenide devices may become constrained in the future as the broadband wireless access market grows. In addition, we have access to Velocium’s research and design expertise in the areas of RF and digital circuit design technologies as well as advanced semiconductor materials. We believe this access represents a significant competitive advantage.

      Secure new design wins to expand and diversify our customer base. We intend to use our technology, skilled design teams, short design cycles and manufacturing capability to secure new designs wins with new and existing customers. We will focus our efforts on the top 10 microwave radio suppliers who represent over 90% of the total demand and on key opportunities in adjacent markets that match our capabilities and competitive strengths.

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

      Pursue additional acquisitions where appropriate. In order to achieve our goal of being the leading global supplier of RF subsystems, we intend to continue to pursue additional acquisition opportunities that are strategically and financially advantageous.

Products

      Our products include amplifiers, multipliers, frequency converters, oscillators, frequency synthesizers, integrated transceivers and key components of outdoor units (ODUs) that enable the transmission and reception of data signals in communication applications such as cellular backhaul, broadband wireless access, and network trunking; as well as other adjacent markets requiring these technologies and products. In addition to those products designed and developed by Endwave, we also provide build-to-print (BTP) manufacturing services for products that have been designed by our customers. While the majority of our existing customers are wireless systems integrators and original equipment manufacturers serving the broadband wireless market, a portion of our revenues are derived from customers who use our products to satisfy needs for defense, instrumentation, scientific and other adjacent markets.

      Microwave radio transceivers are our core product offering, representing approximately 75% of our net revenues for 2003. Transceivers are a critical subsystem found in microwave and millimeter wave radios. These subsystems function as the heart of the wireless system by combining transmit and receive functions in a single package, which gets built into the overall radio system. Endwave specializes in high frequency transceivers in the range of 10 GHz to 60 GHz, for point-to-point and point-to-multipoint communications applications.

Customers

      We sell our products primarily to global wireless systems integrators and original equipment manufacturers. During 2003 we shipped products to more than 61 different customers. The ten customers that attributed the greatest proportion of our revenues in the year ended December 31, 2003, were:

Allgon AB	Sweden
Harris Corporation	USA
Intracom	Greece
Lockheed Martin Corporation	USA
Nera Networks	Norway
Nokia Networks	Finland
Northrop Grumman Space and Mission Systems Corp.	USA
Siemens AG	Italy
Stratex Networks, Inc.	USA
Zeta	USA

      A relatively limited number of customers have historically accounted for a substantial portion of our sales. For the years ending December 31, 2003, 2002 and 2001, sales to our largest customer, Nokia, accounted for 59%, 71% and 67% of our total revenues, respectively. In 2003, Stratex Networks also accounted for more than 10% of our revenues. Looking forward, we cannot predict whether any significant customer in prior periods will continue to be a significant customer in future periods. Further, we expect that a high percentage of our product sales will continue to be to a rather limited number of customers in the foreseeable future.

Sales

      Product and development fee revenues were $33.8 million, $22.6 million and $34.1 million for 2003, 2002 and 2001, respectively. Shipments to international customers accounted for 75%, 77% and 73% of total product sales in 2003, 2002 and 2001, respectively. Additionally, many of our domestic customers sell their products, which incorporate components and subsystems sold by us, outside the United States.

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

      In addition to those companies listed above with whom we may compete directly, there are OEMs, for example, Ericsson, that design and manufacture their own RF subsystems for use in their products. To the extent that OEMs presently, or may in the future, produce their own RF subsystems, we lose the opportunity to gain a customer and the related sales opportunities. Conversely, if they should decide to outsource their requirements, this may significantly expand the market available to Endwave.

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

      While we believe we are well positioned to compete effectively in our chosen markets, some of our current and potential competitors are substantially larger than us and have greater financial, technical, manufacturing and marketing resources. If we were unable to compete successfully, our future operations and financial results would be harmed.

Backlog

      Our order backlog consists of a combination of standard purchase orders, annual purchase agreements and multi-year frame agreements. The large majority of our orders are pursuant to multi-year frame agreements with major commercial OEMs. These frame agreements usually include an estimate of the expected annual quantities during the contract and include a logistics plan that provides for a monthly rolling forecast of usage from the customer. These forecasts, however, are primarily for material and capacity planning purposes and are subject to significant changes from month to month and quarter to quarter. The logistics plans generally allow the customers a high degree of flexibility in changing, rescheduling or canceling forecasted requirements. Because these customers are only required to take delivery of the “firm” portion of the forecasts, which is usually approximately a month. They have the ability to significantly change forecasted delivery dates and quantities. For these reasons we believe that backlog is not a reliable indicator of future revenues.

      Backlog includes all purchase orders and contracts for products with expected delivery dates through December 31, 2004. Our backlog at March 15, 2004 was approximately $20.6 million as compared to a backlog of $19.2 million as of March 19, 2003. There can be no assurance that the current backlog will necessarily lead to actual sales in any future period. Of our current backlog, approximately 70% is attributable to orders received from Nokia and 10% is attributable to orders received from Allgon. If we were to lose these customers or if orders by Nokia, Allgon or other customers were to decrease or be delayed, our operating results and financial condition would be adversely impacted.

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

Patents and Intellectual Property Rights

      Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. Nevertheless, these measures may not be adequate to safeguard the proprietary technology underlying our products. As of December 31, 2003, we had 39 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our proprietary FCICTM circuit technology and various circuit and system designs. In addition, we jointly hold two patents with AT&T pertaining to sectorized communications systems and jointly hold one patent with Superconducting Supertechnologies, Inc. relating to satellite communications. Our issued patents expire between 2007 and 2020. Of all our patents, we consider two patents relating to our FCICTM circuit technology and a patent relating to our YIG oscillator technology to be the most valuable. With regard to our pending patent applications, no patents may be issued as a result of these or any future applications. If they are issued, any patent claims allowed may not be sufficiently broad to protect our technology. In addition, any existing or future patents may be challenged, invalidated or circumvented, and any right granted hereunder may not provide meaningful protection to us. The failure of any patents to provide protection to our technology might make it easier for our competitors to offer similar products and use similar manufacturing techniques.

      We generally enter into confidentiality and assignment of rights to inventions agreements with our employees, and confidentiality and non-disclosure agreements with our strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in other countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States. We occasionally agree to incorporate a customer’s or supplier’s intellectual property into our designs, in which cases we have obligations with respect to the non-use and non-disclosure of that intellectual property. We also license technology from Velocium, which is an operating unit of Northrop Grumman. There are no limitations on our rights to make, use or sell products we may develop in the future utilizing the technology licensed to us by Velocium, provided that the products are for commercial customers and non-satellite applications.

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

      We believe that our future success will depend on our ability to continue to enhance and cost reduce our existing products, and to develop and introduce new products to maintain our technological leadership and meet a wider range of customer needs. However, as a business we recognize the need to balance research and development spending with running a profitable business and have reduced our research effort accordingly. Our research and development and related engineering expenses were approximately $4.5 million, $9.2 million and $14.2 million, in each of 2003, 2002, and 2001, respectively. The decrease in 2003 spending was primarily the result of staff reductions associated with matching our research and development spending to the current needs of the industry and our increasing engineering efficiency that required less resources to execute on our R & D program.

Employees

      As of December 31, 2003, we had 108 full-time employees, including 59 in manufacturing, 25 in product and process engineering, 11 in sales and marketing and 13 in general and administrative. Our employees are not subject to any collective bargaining agreement with us and we believe that our relations with our employees are good.

Available Information

      Our principal executive offices are located at 990 Almanor Avenue, Sunnyvale, California 94085, and our main telephone number is (408) 522-3100. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Risk Factors

      Stockholders or potential investors considering the purchase of shares of our common stock should carefully consider the following risk factors, in addition to other information contained in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial could also impair our business operations.

We expect to operate near our break even point and may not be profitable in the future.

      We have had a history of losses. We had net losses of $7.9 million, $31.0 million, $156.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. While we have taken ongoing restructuring actions, there is no guarantee that these restructuring actions will enable the Company to achieve consistent profitability in the future. Our failure to attain consistent profitability may cause the market price of our common stock to decline in the future.

We depend upon a small number of customers, and the loss of any of them, or their failure to sell their systems, would limit our ability to generate revenues.

      We depend, and expect to remain dependent, on a relatively small number of customers for sales of our products. If our customers reduce orders for our products, we could lose revenues and suffer damage to our reputation in the industry. For the year ended December 31, 2003, sales to Nokia, Stratex Networks, and Siemens accounted for 78% of total revenues. For the years ended December 31, 2003, 2002 and 2001, sales to Nokia accounted for 59%, 71% and 67%, respectively, of total revenues.

      The loss of, or significant reduction in demand from any one of our major customers, particularly Nokia, would have a material adverse effect on our business, financial condition and results of operations.

      Most of our customers are not under any commitment to purchase products from us, except on a purchase order basis. Under our contract with Nokia, Nokia is required to provide us with a weekly rolling forecast for the upcoming 52-week period and we are obligated to provide products to them in a consignment stock location. The amount and type of product shipped to the consignment location is based upon Nokia’s estimate of need and RF frequency. Revenues are recognized at the time product is withdrawn by Nokia from the consignment location, or at the latest, after four months have passed since the date of receipt. As a result, there could be up to a four-month period whereby we would not recognize revenues for product previously shipped. Deliveries are based on forecast but there is no guarantee that the forecast will be fulfilled. Forecasts may vary greatly and can be changed without notice.

      Our customers may not have or use the financial, marketing, technological and other resources necessary to ensure that their solutions will succeed in a marketplace characterized by rapid technological changes and intense competition. For example, communications service providers may insist that wireless systems integrators provide extensive financing for the deployment of large broadband wireless access networks, and our customers may be unwilling or unable to provide the necessary financial resources. If the wireless systems integrators, particularly Nokia, that we supply were not successful in selling their broadband wireless access systems for any reason, our operating results would be harmed.

Until recently, our cost of product revenues has exceeded our product revenues, and because we expect competitive conditions will force us to reduce prices in the future, we must achieve further cost reductions in order to maintain sufficient positive gross margins to remain profitable.

      We have reported negative gross margins from inception until the fourth quarter of 2002. If we are not able to continue to reduce our per-unit cost of product revenues to a sufficient degree, we may not be able to maintain positive gross margins. We expect market conditions, particularly declining prices for competing broadband access solutions, will force us to reduce our prices in the future. In order to reduce these costs, we must continue to migrate our products to designs that require lower cost materials, improve our manufacturing efficiencies and successfully move production to low cost, offshore locations. The combined effects of these actions may not be sufficient to achieve the cost reductions needed to maintain positive gross margins and to sustain profitability.

Our operating results have historically fluctuated significantly and are likely to continue to do so in future periods. These results may fail to meet the expectations of securities analysts or investors, causing our stock price to fall.

      Our quarterly and annual operating results are difficult to predict and are likely to continue to fluctuate significantly from period to period. It is likely that our operating results in one or more future quarters may be below the expectation of security analysts and investors. In that event, the trading price of our common stock almost certainly would decline. Our operating results may fluctuate for many reasons, including but may not limited to:

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

      At times in the past, we have not produced products in the volume requested by our customers. In the future, we may not be able to manufacture products and deliver them to our customers at the times, and in the volumes they require. If we fail to manufacture and deliver products in a timely fashion, our reputation may be harmed, we may jeopardize existing orders and lose potential future sales and we may be forced to pay penalties to our customers. Manufacturing delays and interruptions can occur for many reasons including but not limited to:

•	lack of sufficient capacity;

•	the failure of a supplier to deliver needed components on a timely basis, or with acceptable quality;

•	poor manufacturing yields;

•	labor disputes;

•	manufacturing personnel shortages;

•	equipment failures;

•	natural disasters;

•	transportation disruptions;

•	acts of terrorism;

•	changes in import/export regulations;

•	infrastructure failures; and

•	political instability.

      The manufacturing of our products is complex. The yield, or percentage of products manufactured that conform to required specifications, can decrease for many reasons, including materials containing impurities, equipment not functioning in accordance with requirements or human error. If our yield is lower than we expect, we may not be able to deliver products on time.

We rely heavily on our Southeast Asia offshore manufacturing partners to produce product for us. If our partners are unable to produce product in sufficient quantities or with adequate quality or they choose to terminate our partnership arrangements, we may not be able to fulfill our production commitments to our customers, which could cause us to lose sales or incur penalties and would harm our reputation.

      As part of our operating strategy, we partially or wholly outsource the assembly and test of some of our subassemblies and finished products to offshore partners located in Southeast Asia. We plan to continue this arrangement as a key element of our operating strategy. If these vendors do not provide us with high quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis. Factors that could result in an interruption of supply from our offshore partners include, but may not be limited to:

•	changes in local regulations and government policy;

•	currency fluctuations;

•	lack of sufficient capacity;

•	the failure of a supplier to deliver needed components on a timely basis, or with acceptable quality;

•	poor manufacturing yields;

•	labor disputes;

•	manufacturing personnel shortages;

•	equipment failures;

•	natural disasters;

•	transportation disruptions;

•	acts of terrorism;

•	changes in import/export regulations;

•	infrastructure failures; and

•	political instability.

      In the event of an interruption of supply from our offshore partners, our reputation may be harmed and we may lose potential future sales.

Our reliance on Velocium and other third-party semiconductor providers to manufacture our gallium arsenide devices may cause a significant delay in our ability to fill orders and limit our ability to assure product quality and control costs.

      We do not own or operate a semiconductor fabrication facility. We currently rely on the semiconductor fabrication facilities of Velocium, an operating unit of Northrop Grumman, and other third parties to manufacture substantially all of the gallium arsenide and other semiconductor devices incorporated in our products. The loss of our relationship with any of these third parties or our use of their semiconductor fabrication facilities, particularly Velocium’s facility, and any resulting delay or reduction in the supply of gallium arsenide devices to us, will impact our ability to fulfill customer orders and could damage our relationships with our customers. Our current supply agreement with Velocium expires in December of 2005.

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

      We currently purchase a number of components, some from single source suppliers for which alternative sources may not be readily available, including, but not limited to:

•	electronic filters;

•	circuit carrier assemblies;

•	voltage controlled oscillators;

•	semiconductor devices;

•	yttrium iron garnet components;

•	magnetic components; and

•	frequency references.

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

      Our primary market, the telecommunications industry, has been characterized in recent years by severe demand fluctuations and down turns. Further, the overall economic slow down in the U.S. and other economies has exacerbated these difficulties. This has led to fluctuating order forecasts from some of our customers. There can be no certainty as to the degree of the severity or duration of these fluctuations in demand. We also cannot predict the extent and timing, of the impact of the economic downturn in the United States and the worldwide downturn for the telecommunications industry on economies in Europe and other countries and geographic regions.

      Our sales are generally made on the basis of formal agreements and purchase orders, which may be later modified or canceled by the customer, rather than firm long term purchase commitments. We have historically been required to place firm orders for products and manufacturing equipment with our suppliers up to six months prior to the anticipated delivery date and, on occasion, prior to receiving an order for the product, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates, causing excess inventory to accrue or a lack of manufacturing capacity when needed. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we would have excess inventory, which would harm our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity were available, we would lose revenue opportunities, lose market share and damage our customer relationships. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and were unable to benefit from this increased demand.

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

      We have experienced manufacturing quality problems with our products in the past and may have similar problems in the future. As a result of these problems, we have replaced components in some products, or replaced the product, in accordance with our product warranties. Our product warranties typically last one to three years. As a result of component, manufacturing or design defects, we may be required to repair or replace a substantial number of products under our product warranties. Further, our customers may discover latent defects in our products that were not apparent when the warranty period expired. These defects may cause repair or replacement expenses beyond the normal warranty, the loss of customers or damage to our reputation. We have experienced this type of failure in the past and have had to provide reserves for repairing the affected units. We cannot guarantee that similar failures will not occur in the future resulting in significant expenses and charges in future periods.

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

      Some radios incorporating our transceivers and manufactured and shipped by one of our customers are experiencing degraded performance after installation in the field. The cause of the degradation has been identified to be a faulty electronic component supplied by one of our vendors. We believe the cause of the component’s out of specification performance has been identified and corrected. Although the transceiver products were delivered under a contract between Endwave and the customer, the component supplier has agreed to compensate our customer for the “indirect costs” associated with the repair and replacement of the degraded radios and modules. These indirect costs include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in the radio. Subsequently we have reached an agreement with the component supplier to share a portion of these repair and replacement costs. During 2001, we provided $4.3 million for warranty charges to cover the actual repair of the transceivers containing faulty components of which $872,000 has been used. We believe that this reserve is adequate to both cover our actual repair costs and to fully cover all liability for our share of the indirect costs for which our supplier is responsible.

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

      We also license technology from Velocium, an operating unit of Northrop Grumman. There are no limitations on our rights to make, use or sell products we may develop in the future utilizing the technology licensed to us by Velocium, provided that the products are for commercial customers and non-satellite applications.

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

      As part of our business strategy, we may invest in or acquire other businesses, technologies or assets, or enter into strategic relationships with third parties. For future acquisitions, we may issue additional stock, incur debt, assume liabilities, incur amortization expenses related to goodwill and other intangible assets or incur large and immediate write-offs. With the exception of the integration of operations experienced following our merger with TRW Milliwave, our acquisition of certain assets of M/ A-COM from Tyco Electronics, our acquisition of the broadband assets of the Fixed Wireless division of Signal Technology Corporation, our acquisition of certain assets of Arcom and our acquisition of certain assets of Verticom, we have no experience in integrating acquired businesses with our existing business. Our operation of any acquired businesses would involve numerous risks, including, but not limited to:

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

      We believe that our future success will depend upon our ability to attract, integrate and retain highly skilled managerial, sales and marketing, research and development and manufacturing personnel. Skilled personnel in our industry can be in short supply. To attract and retain qualified personnel, we may be required to grant large option or other stock-based incentive awards, which may be highly dilutive to other stockholders. We may also be required to pay significant base salaries and cash bonuses, which could harm our operating results. In addition, prospective employees, given the current volatility of the stock prices of technology focused companies, could perceive the stock option component of our compensation package overly risky and require more significant salary or cash bonus incentives for that reason.

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

      For the years ended December 31, 2003, 2002 and 2001, 75%, 77% and 73%, respectively, of our revenues were derived from sales invoiced and shipped to customers outside the United States. In addition, some of our United States based customers may sell products, which incorporate our products, into international markets. Adverse international economic conditions or developments could in the future negatively affect our revenues and sales by our customers into these regions, which would impact our revenues. In addition to the uncertainty as to our ability to maintain and expand our international presence, there are certain risks inherent in foreign operations, including, but not limited to:

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

      We conduct all of our current business in U.S. dollars. In the future, economic conditions or competitive pressures may require us to sell product in other currencies, especially the Euro because of the high concentration of current and potential customers in countries that have adopted the Euro. If this was to occur and our contracts did not provide currency protection, we could experience significant currency exchange rate volatility. That volatility could have serious impacts on dollar value of our sales and subsequently on our operating results and financial condition.

Many of our customers operate in Euro-based economies. The current rise in the value of the Euro could make their products noncompetitive in world markets thereby reducing their revenues and causing Endwave to also lose revenues.

      Many of our customers operate in countries that have adopted the Euro as their standard currency. The recent rise in the Euro could make products built in those countries noncompetitive in world markets due to the relative strength of the Euro. If this were to happen, it is likely that our customers would lose sales and Endwave would subsequently see reduced demand. Further, similar currency effects may require our customers to reduce their prices, bringing further pressure on Endwave to reduce its prices. Such price reductions offered to our customers could harm our margins, operating results and financial condition.

Compliance with current or future environmental laws and regulations could impose significant burdens on us, which could have an adverse impact on our operating results and financial condition.

      We use a small number of hazardous substances to produce our products. If we fail to comply with present or future governmental regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes, we may have our manufacturing operations suspended and we may be assessed fines. We may also be required to alter our manufacturing processes or even cease operations in locations where we cannot become compliant with applicable government regulation, which would result in significant costs. In particular, we face the costs and risks associated with a transition to lead free solders in our products. Governmental regulations could also require that we incur expensive remediation costs or other expenses to comply with environmental regulations. We could also face future liabilities in civil actions for violations of environmental laws and regulations. Liability for cleanup under the Comprehensive Environmental Response, Compensation and Liability Act is joint and several. Consequently, if other parties that share responsibility with us for contamination at any site are unable to pay for their share of any damages or remediation, we may be held liable to pay for some or all of their share.

The broadband wireless access industry is relatively new and its future is uncertain. If significant demand for this technology does not develop, it will limit our ability to grow our revenues.

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

      Broadband wireless access technology is relatively new and unproven in the marketplace. This technology may prove unsuitable for widespread commercial deployment, in which case it is unlikely we could generate enough revenues to obtain and sustain profitability. Many factors will influence the success or failure of broadband wireless access technology, including, but not limited to:

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

      Providers of broadband wireless access solutions compete with providers of other high speed solutions, including digital subscriber lines, cable, fiber and other high-speed wire, satellite and wireless technologies. Many of these alternative technologies use existing installed infrastructure and have achieved significantly greater market acceptance and penetration than broadband wireless access technologies. Moreover, current broadband wireless access technology has inherent technical limitations that may inhibit its widespread adoption in many areas, including the need for line-of-sight installation and reduced communication distance in bad weather. Broadband wireless access technology continues to evolve which could cause some service providers to delay product purchases or could result in significant shifts in the products the market favors. In addition, the need for communications service providers to obtain the rights to install broadband wireless access equipment on rooftops and in other locations may inhibit its widespread adoption. We expect broadband access technologies to face increasing competitive pressures from both current and future alternative technologies. In light of these factors, many communications service providers may be reluctant to invest heavily in broadband wireless access solutions and, accordingly, the market for these solutions may fail to develop or may develop more slowly than we expect. Either outcome would limit our sales opportunities.

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

      We believe that the principal competitive factors in our industry are:

•	technical leadership and product performance;

•	time-to-market in the design and manufacturing of products;

•	manufacturing capability and scalable capacity;

•	financial stability;

•	favorable access to semiconductor materials;

•	price;

•	the ability to migrate to low cost solutions;

•	product breadth;

•	logistical flexibility; and

•	carrier class quality.

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

      In order to succeed, we must improve current products and develop and introduce new products that are competitive in terms of price, performance and quality and that adequately address the changing requirements of wireless systems integrators, their customers and subscribers and emerging industry standards. To accomplish this, we make substantial investments in the research and development of new products for and improvements to existing products. If these investments do not result in competitive products that generate large volume orders, we may be unable to generate sufficient revenues to achieve profitability. Our research and development expenses were $4.5 million, $9.2 million and $14.2 million for the years ended December 31, 2003, 2002 and 2001 respectively. We intend to continue to incur substantial research and development and product development expenses. It is possible that these investments will not generate product revenues sufficient to offset the original investment expense.

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

      In addition, the stock market has experienced extreme price and volume fluctuations,, including significant volatility in the market price of our common stock in particular. These market fluctuations can be unrelated to the operating performance of particular companies and the market prices for securities of technology companies have been especially volatile. Future sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. Additionally, future stock price volatility for our common stock could provoke the initiation of securities litigation, which may divert substantial management resources and have an adverse effect on our business, operating results and financial condition. Our existing insurance coverage may not sufficiently cover all costs and claims that could arise out of any such securities litigation. We anticipate that prices for our common stock will continue to be volatile.

      The Nasdaq Stock Market has a $1.00 per share minimum closing bid price requirement, pursuant to which our common stock could be de-listed from the Nasdaq National Market if its closing bid price is $1.00 for 30 consecutive trading days and does not subsequently trade above $1.00 for 10 consecutive trading days. There can be no assurance that our closing bid price will be above the Nasdaq Stock Market requirements for the necessary time periods mandated by the Nasdaq National Market. If we are unable to meet the Nasdaq requirements to maintain listing on the Nasdaq National Market our common stock could trade on the Nasdaq SmallCap Market, the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, will be adversely impacted as a result.

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

      As of March 1, 2004, directors and holders of five percent or more of our outstanding common stock beneficially owned approximately 51% of our common stock. Of this percentage, Northrop Grumman alone beneficially owns approximately 36% of our common stock. As a result, our executive officers, directors and five percent stockholders as a group are able to effectively control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. Northrop Grumman alone is able to significantly influence matters on which the stockholders vote. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders, even if the transaction is favorable to our stockholders. In addition, because of their ownership of our common stock, these stockholders are in a position to significantly affect our corporate actions in a manner that could conflict with the interests of our public stockholders.

Our certificate of incorporation, bylaws and arrangements with executive officers contain provisions that could delay or prevent a change in control.

      We are subject to certain Delaware anti-takeover laws by virtue of our status as a Delaware corporation. These laws prevent us from engaging in a merger or sale of more than 10% of our assets with any stockholder, including all affiliates and associates of any stockholder, who owns 15% or more of our outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of our voting stock unless the board of directors approved the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock of the corporation, or the business combination is approved by our board of directors and authorized by least 66 2/3% of our outstanding voting stock not owned by the interested stockholder. A corporation may opt out of the Delaware anti-takeover laws in its charter documents, however we have not chosen to do so. Additionally, our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control of management, including a staggered board of directors, the elimination of the ability of our stockholders to act by written consent, discretionary authority given to our board of directors as to the issuance of preferred stock, and indemnification rights for our directors and executive officers. In addition, we have an Officer Retention Plan that provides for the acceleration of vesting of a percentage of the stock options granted to our officers under certain conditions. Under this plan, an unvested portion of each officer’s stock options will become vested and, in addition, severance benefits will be paid to the officer, if we undergo a change in control transaction or the officer is terminated without cause. This plan may make us a less attractive acquisition target or may reduce the amount a potential acquirer may otherwise be willing to pay for our company.

Item 2.	Properties

      Our principal executive offices are located in Sunnyvale, California, where we lease approximately 16,000 square feet, which encompasses our corporate headquarters and research and development facilities. This lease expires August 2006. We lease approximately 6,000 square feet in Andover, Massachusetts for our Northeast operations under a lease expiring September 2005. We own two buildings comprising approximately 46,000 square feet on eight acres of land in Diamond Springs, California, that we use primarily for manufacturing purposes. We have leased approximately half of this space to a third party and we are actively exploring the sale of this site, subsequent to which we would lease back the portion of the site we now use. We believe that our existing facilities are adequate to meet our current and near term future needs.

Item 3.	Legal Proceedings

      Although we may have pending various legal actions arising in the ordinary course of business from time to time, we are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “ENWV.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq National Market.

      All per-share amounts from all periods have been restated to reflect the 1 for 4 reverse stock split effective after the close of business on June 28, 2002.

	Price Range

	High	Low

2002:
First Quarter	$5.60	$2.64
Second Quarter	$3.80	$2.00
Third Quarter	$3.10	$0.70
Fourth Quarter	$1.25	$0.32

	Price Range

	High	Low

2003:
First Quarter	$1.95	$0.82
Second Quarter	$3.24	$1.00
Third Quarter	$6.91	$2.64
Fourth Quarter	$10.60	$5.39

      As of March 12, 2004, there were approximately 169 holders of record of our common stock.

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

      The following selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto in Item 8. “Financial Statements and Supplementary Data.”

      On March 31, 2000, we merged with TRW Milliwave. We were the surviving corporation in the merger and TRW Milliwave ceased to exist as a separate legal entity. However, because we issued more than half of our outstanding capital stock to TRW Inc. (now owned by Northrop Grumman) in exchange for all outstanding shares in TRW Milliwave, TRW Milliwave is treated as the acquiring company for accounting purposes. As a result, our financial statements prior to the date of the merger are those of TRW Milliwave.

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

      All per-share amounts from all periods presented have been restated to reflect the 1 for 4 reverse stock split effective after the close of business on June 28, 2002.

	Year Ended December 31,

	2003(1)	2002(2)	2001(3)	2000	1999

		(In thousands, except per share data)
Revenues	$33,847	$22,572	$34,125	$41,232	$12,419
Cost of product revenues	24,830	29,777	57,233	52,538	11,221
Other operating expenses	17,568	27,995	136,463	50,437	4,232
Loss from operations	(8,551)	(35,200)	(159,571)	(61,743)	(3,034)
Net loss	(7,910)	(31,002)	(156,746)	(59,541)	(2,516)
Net loss applicable to common stockholders subsequent to the merger	(7,910)	(31,002)	(156,746)	(57,536)	—
Basic and diluted net loss per share	(0.87)	(3.47)	(17.90)	(23.76)	—
Financial position:
Cash and cash equivalents	13,408	9,224	21,303	74,061	373
Short term investments	15,890	19,801	35,860	26,559	—
Total assets	53,074	60,049	99,037	250,665	25,121
Long term obligations, less current portion	363	1,075	3,841	5,015	—
Cash flow generated from (used by) operations	221	(19,889)	(34,148)	(27,193)	472

(1)	Includes the following pre-tax items: restructuring charges, net and loss on sublease of $1.0 million and impairment of long-lived assets of $2.6 million.

(2)	Includes the following pre-tax items: restructuring charges, net of $8.2 million.

(3)	Includes the following pre-tax items: restructuring charges, net of $6.8 million, impairment of goodwill and other intangible assets of $90.4 million, amortization of goodwill and other intangible assets of $6.9 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. The following discussion should be read together with our financial statements and notes to those financial statements included elsewhere in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.

Overview

      The rapid and severe downturn for the United States economy and the telecommunications industry, beginning in late 2000, affected growth in demand for our customers’ products. This decreased demand led to fluctuating order forecasts from some of our customers. Although our revenues increased 50% from 2002 to 2003, and we expect continuing increased demand for our products in 2004, the recovery in the telecommunications market has remained slow and inconsistent.

      We depend, and expect to remain dependent, on a small number of wireless systems integrators for sales of our products. For the years ended December 31, 2003, 2002 and 2001, total sales to Nokia accounted for 59%, 71%, and 67% of total revenues, respectively, and total sales to Stratex Networks accounted for 13% of total revenues for 2003. We had no other customers greater than 10% of revenues for 2003, 2002 or 2001.

      Our demand outlook has led us to restructure our operating model for cost efficiencies and to better address our customers’ needs. We took several additional steps during 2003 and early 2004 to control costs:

•	In the third quarter of 2003, we reduced our headcount by approximately 20% in order to reduce our break-even point, and to save approximately $2.3 million per year. We believe we are appropriately staffed to execute on our 2004 operating plan.

•	On October 9, 2003 we entered into a lease on a 20,000 square foot building we own, but are not utilizing, in Diamond Springs, California. The building was formerly used for a portion of our manufacturing operations, and was vacated as a result of the move of over 70% of production to our subcontract manufacturing partner. The lease has a term of 5 years, and an inception date of November 1, 2003.

•	Effective January 1, 2004, we have executed several agreements related to the leasing arrangements for our Sunnyvale headquarters. Due to declining commercial real estate lease rates, the original lease executed in August 1991 was at an above market rate, and would have expired July 2006. This lease has been cancelled, effective January 2004. In consideration of the cancellation, we paid our landlord a settlement fee of $3 million. We also entered into a new lease for 16,000 square feet in Sunnyvale, California at a lower, at-market rate. The new lease rate is effective January 2004 and will expire August 2006. Through this settlement and new lease agreement we will realize significant reductions in the facility costs for our Sunnyvale headquarters through the new lease period.

      We have continued to focus on consolidating our manufacturing at our offshore partner in Southeast Asia. During the fourth quarter of 2003 over 70% of our shipped products were manufactured and shipped by our offshore partner. By shifting our production overseas we have realized cost reductions in the manufacturing of our products and have increased flexibility to scale our business. The result has been an increased gross profit in 2003 and an ability to meet the increased demand we saw in 2003 and anticipate during 2004.

      During 2003 we had two asset purchases, which furthered our industry consolidation strategy. On February 26, 2003, we announced the acquisition of certain broadband assets of Arcom Wireless Inc., a subsidiary of Dover Corporation. The acquisition included a transceiver design, equipment and intellectual property licenses required to manufacture and supply a 58 GHz integrated transceiver product to an existing Endwave customer. On May 13, 2003, we completed the acquisition of certain assets of Verticom, Inc. The asset purchase included the product design for Verticom’s MTS-2000 synthesizer, which is used in a military and device application, as well as the inventory, equipment and intellectual property licenses required to manufacture and supply production units to a new Endwave customer. These two acquisitions build on our industry consolidation strategy, expand our adjacent market penetration, and are complementary to our transceiver and synthesizer businesses.

Restructuring Plans

      In the first quarter of 2002, we announced and began to implement a restructuring program (the “First Quarter 2002 Plan”) to reduce operating expenses and further align resources with long-term growth opportunities. We recorded a restructuring charge of $3.5 million, the components of which were $1.1 million for severance and fringe benefit costs related to the elimination of 107 positions across all functions, $310,000 for lease termination payments, and $2.1 million for excess equipment. In the fourth quarter of 2002, we lowered our estimate of the total costs associated with the First Quarter 2002 Plan and recorded an adjustment of $142,000, which reflected lower than estimated severance and related costs. The recovery was included in restructuring charges, net. With the exception of remaining lease payments on abandoned facilities payable through 2006, net of estimated sublease income, we have completed the activities associated with the First Quarter 2002 Plan as of December 31, 2003.

      During the third quarter of 2002, we announced and began to implement additional restructuring actions (the “Third Quarter 2002 Plan”) consistent with the objective of the First Quarter 2002 Plan. We recorded a restructuring charge of $4.9 million, the components of which were $1.8 million for severance and fringe benefit costs and $3.1 million for excess equipment. During the fourth quarter of 2003, we revised our estimates of the number of positions to be eliminated pursuant to the Third Quarter 2002 Plan based on the most current information available and reversed approximately $186,000 of the estimated severance benefits accrual. The recovery was included in restructuring charges, net. As of December 31, 2003, 102 employees had been terminated pursuant to the Third Quarter 2002 Plan resulting in cumulative cash payments of $1.6 million in severance and employee benefit costs. We have completed the activities associated with the Third Quarter 2002 Plan as of December 31, 2003. Below is a table summarizing activity relating to the plan (in thousands):

	Severance	Fixed
Third Quarter 2002 Plan	Benefits	Assets	Total

2002 provision	$1,750	$3,109	$4,859
Settlement of contractual obligations:
Cash payments	(1,057)	—	(1,057)
Non cash amount for excess equipment	—	(3,120)	(3,120)
Cash proceeds from equipment sale	—	11	11

Balance at December 31, 2002	693	—	693
Cash payments	(507)	—	(507)
Adjustment	(186)	—	(186)

Balance at December 31, 2003	$0	$—	$0

      During the third quarter of 2003, we initiated restructuring actions (the “Third Quarter 2003 Plan”) to resize the business in order to reach profitability based on revenue and margin estimates for the fourth quarter of 2003 and into 2004. We recorded a restructuring charge of $490,000, the majority of which was for severance and fringe benefit costs. We eliminated 18 positions, of which 10 were in operations, 3 were in engineering, and 5 were in sales, general and administration. Severance payments were substantially completed by the end of fiscal 2003. The restructuring is anticipated to result in approximately $2.3 million of savings during 2004 primarily in headcount related expenses in our manufacturing expenses, sales, general and administrative expenses and research and development. Below is a table summarizing activity relating to the plan (in thousands):

Third Quarter 2003 Plan	Severance Benefits

2003 provision	$490
Settlement of contractual obligations:
Cash payments	(470)

Balance at December 31, 2003	$20

Current	$20
Noncurrent	—

$20

      During 2003, we subleased 12,700 square feet of our Sunnyvale, California headquarter building to an unrelated third party. The rental income for the lease period was less than the rental expense that would be incurred, and therefore a loss at sublease inception of $662,000 was incurred. There have been no other losses on subleases recorded in periods presented. During 2004, a portion of this loss is expected to be reversed as the sublease was terminated prior to expiration date, as a part of an overall lease renegotiation.

Critical Accounting Policies

     General

      Management’s discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, asset impairments, income taxes, warranty obligations, restructuring charges, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. Below, we discuss these policies further, as well as the estimates and judgments involved.

     Revenue Recognition

      Our customers are primarily wireless systems integrators and equipment manufacturers who integrate our products into their products. We recognize product revenues at the time title passes, which is upon product shipment or when the product is withdrawn from a consignment location. Revenues related to product sales are recognized when: (1) there is persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. There are typically no significant acceptance requirements or post-shipment obligations on our part. We recognize development fees ratably over the estimated term of the development period or when specific milestones are achieved. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production period. In no event are revenues recognized prior to becoming payable by the customer. The costs incurred under these development agreements are included in research and development expenses.

     Allowance for Doubtful Accounts

      We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. Our reserves historically have been adequate to cover our actual credit losses. If actual credit losses were to be significantly greater than the reserves we have established, our selling, general and administrative expenses would increase. Conversely, if actual credit losses were to be significantly less than our reserves, our selling, general and administrative expenses would decrease.

     Warranty Reserves

      We generally offer a one-year to three-year warranty on all of our products. We record a liability based on estimates of the costs that may be incurred under our warranty obligations and charge to cost of product revenues the amount of such costs at the time revenue are recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, our warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.

      During 2001, some radios incorporating our transceivers and manufactured and shipped by one of our customers were experiencing degraded performance after installation in the field. The cause of the degradation was identified to be a faulty electronic component supplied by one of our vendors. We believe the cause of the component’s out of specification performance has been identified and corrected. Although the transceiver products were delivered under a contract between Endwave and the customer, the component supplier has agreed to compensate our customer for the “indirect costs” associated with the repair and replacement of the degraded radios and modules. These “indirect costs” include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in the radio. Subsequently we have reached an agreement with the component supplier to share a portion of these repair and replacement costs. During 2001, we provided $4.3 million for warranty charges to cover the actual repair of the transceivers containing faulty components of which $872,000 has been used. We believe that this reserve is adequate to cover our actual repair costs, and cover any liability for our share of the indirect costs for which our component supplier may ultimately be responsible to our customers.

Inventory Valuation

      We evaluate our ending inventories for excess quantities and obsolescence at each balance sheet date. This evaluation includes analysis of sales levels by product and projections of future demand and market conditions. Inventories on hand in excess of forecasted demand of generally twelve months, are not valued. In addition, we write off inventories that are considered obsolete. Among other factors, management considers forecasted demand in relation to the inventory on hand, market conditions, and product life cycles when determining obsolescence and net realizable value. We adjust remaining inventory balances to approximate the lower of our standard manufacturing cost or market value. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, and would be reflected in cost of product revenues in the period the revision is made. This would have a negative impact on our gross margins in that period. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of product revenues, resulting in a net benefit to our gross margin in that period. To the extent these factors materially affect our gross margins, we would disclose them.

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

Restructuring Charges

      We record and account for our restructuring activities following formally approved plans that identify the actions and timeline over which the restructuring activities will occur. Restructuring charges include estimates pertaining to employee severance and fringe benefit costs, facility exit costs, and excess equipment. We review remaining restructuring accruals on a quarterly basis and adjust these accruals when changes in facts and circumstances suggest actual amounts will differ from our estimates. Although we do not anticipate significant changes, actual costs may be different than our original or revised estimates. These changes in estimates can result in increases or decreases to our results of operations in future periods and would be presented on the restructuring charges, net, line of our statement of operations.

Deferred Taxes

      We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets has been established to reflect uncertainty regarding future realization of these assets based on past performance and the likelihood of realization of our deferred tax assets.

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues

      Revenues in 2003 were $33.8 million, a 50% increase from $22.6 million in 2002 and were comprised of product revenues and development fees. We expect that the overall market for our products will continue to improve in 2004.

      Product revenues were $32.1 million in 2003, a 45% increase from $22.1 million in 2002. The increase reflects an increasing number of commercial telecommunications products sold to Nokia Networks, Siemens and Stratex Networks. Additionally, we acquired several product lines from competitors during the previous 18 months that generated revenues beyond our base business. As we integrated these product lines into our existing business and manufacturing operation, quantification of the increase is impractical.

      We generate development fees by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Development fees were $1.7 million in 2003, an increase from $423,000 in 2002. The increase in development fees is attributable to increased development of custom designed products for new and existing customers, as well as reimbursement for certain research related expenses. We expect to generate future product revenues as a result of these development agreements. We do not foresee development fees to be a significant component of our overall revenues in the near term.

Cost and Expenses

      Cost of product revenues. Cost of product revenues consists primarily of the costs of direct materials and labor utilized to assemble and test our products; equipment depreciation; costs associated with procurement, production control, quality assurance, and manufacturing engineering; costs associated with maintaining our manufacturing facilities; fees paid to our offshore manufacturing partner; benefit of usage of previously reserved material; and, costs associated with warranty returns. Cost of product revenues was $24.8 million in 2003, a 17% decrease from $29.8 million in 2002. The improvement is attributable to restructuring actions over the past 2 years, cost reductions within the manufacturing process, including consolidation of our manufacturing sites, greater utilization of offshore manufacturing, introduction of lower cost products and elimination of excess overhead, equipment and capacity. The cost of product revenues was positively impacted by the utilization of previously reserved inventory amounting to approximately $1.0 million. We expect further, although less significant, improvements in cost of product revenues as a result of our continued efforts at cost reduction, introduction of new designs and technology, and further strengthening of our offshore manufacturing model.

      Research and development expenses. Research and development expenses in 2003 were $4.5 million, a 52% decrease from $9.2 million in 2002. The decrease was primarily attributable to restructuring our engineering team to a more efficient and cost effective size as well as a reduction in material and services costs, while still supporting development for new products and research associated with technology to be introduced in 2004.

      In 2004, we expect a relatively consistent level of research and development expenses, unless we unexpectedly have an increase in new customer-specific development projects for which we could receive some subsidy in the form of development fees.

      Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, and human resources personnel, professional fees, facilities costs and promotional activities. Selling, general and administrative expense in 2003 was $8.8 million, a 5% decrease from $9.2 million in 2002. The decrease was primarily attributable to our restructuring actions in the third quarter of 2003, and continued focus on overall expense control measures aimed at bringing operating expenses more in line with revenues, offset with an increase in bonus expense and professional service fees. In 2004, we expect a further decline in selling, general and administrative expenses as a result of our renegotiation of our Sunnyvale facility lease. During the first quarter of 2004, we expect to take a charge for $3 million for lease cancellation costs associated with the renegotiation.

      Restructuring charges net, and loss on sublease. As previously discussed, we have implemented restructuring plans in 2002 and 2003.

      During 2003, we recorded restructuring charges of $490,000 under the Third Quarter 2003 Plan, the majority of which was for severance costs, partially offset by adjustments to previously recorded restructuring charges of $186,000 associated with the Third Quarter 2002 Plan. We also recorded other charges of $662,000 associated with the sublease of our Sunnyvale, California headquarter building for the excess of the Company’s remaining lease obligations over the anticipated sublease income. During 2004, a portion of this loss is expected to be reversed as the sublease was terminated prior to expiration date as a part of an overall lease negotiation.

      During 2002, we recorded charges of $8.2 million in connection with our restructuring plans in March and September, which was comprised of $2.9 million for severance and fringe benefit costs, $310,000 in lease termination costs and $5.2 million for excess equipment, partially offset by adjustments of $142,000 for excess severance and fringe benefits costs and previously recorded restructuring charges of $490,000 for the settlement of lease obligations.

      Impairment of long-lived assets. During 2003, we evaluated the carrying value of the long- lived assets utilized in our manufacturing process. As we moved more of our production to our offshore partner, we did not need as much manufacturing equipment, and took an impairment charge of $2.6 million for excess manufacturing equipment. The impairment charge was calculated as the difference between the carrying value and the estimated fair value of the equipment, less selling costs.

      Amortization of deferred stock compensation. Deferred stock compensation charges consist primarily of charges related to the difference between deemed fair market values for financial reporting purposes on the date of employee option grants and the option price for option awards prior to our initial public offering, as well as expenses attributable to the acceleration of options. Deferred stock compensation is represented as a reduction of stockholders equity. In 2003, amortization of deferred stock compensation and other option-related expenses were $796,000, a decrease from $1.4 million in 2002. The decrease is primarily due to using an accelerated method to amortize deferred stock compensation that results in higher expense in earlier periods and credits of approximately $399,000 in 2003 from the forfeiture of options by terminated employees as compared to $2.9 million in 2002. The decrease in credits is directly related to the decrease in forfeited options by terminated employees from 2002 to 2003. Remaining deferred compensation of $221,000 will be amortized in 2004.

      Interest income, expense and other, net. Net interest income and other, net consists primarily of interest income earned on our cash and cash equivalents and short-term investments and realized gains and losses on investments, offset by interest expense on capital equipment leases. Interest income decreased to $257,000 in 2003 from $1.4 million in 2002. The decrease in interest income was due to lower interest rates and lower levels of cash available for investment.

      Interest expense decreased to $112,000 as compared to $399,000 in 2002. The decrease in interest expense was primarily attributable to the early pay off of financing leases of manufacturing and engineering equipment.

      Other income, net consists of contract termination fees, unrealized gains and losses on sale or abandonment of fixed assets. During 2003, we realized other income of $496,000 primarily due to $272,000 from the gain on sale of fixed assets and $182,000 from sublease income. During 2002, we realized a gain in the amount of $1.1 million on contract terminations and $2.2 million resulting from a settled dispute with one of our customers for expenses incurred related to cancellations of product deliveries.

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenues

      Revenues in 2002 were $22.6 million, a 34% decrease from 2001, and were comprised of product revenues and development fees.

      Product revenues were $22.1 million in 2002, a 34% decrease from $33.5 million in 2001. The decrease reflected a slow-down in the global economy, and tightening of financial markets in the telecommunication industry, which reduced our customers’ demand for our products. More specifically, we experienced a decrease in the number of transceiver products sold to Nokia and Allgon Microwave partially offset by increased shipments to Stratex Networks and Lockheed Martin.

      Development fees were $423,000 in 2002, a 32% decrease from $619,000 in 2001. The decrease in development fees was attributable to lower production of custom designed products.

Cost and Expenses

      Cost of product revenues. Cost of product revenues was $29.8 million in 2002, a 48% decrease from $57.2 million in 2001. The improvement was attributable to restructuring actions over the past 24 months, cost controls within the manufacturing process, including consolidation of our manufacturing sites, introduction of lower cost products and elimination of excess overhead and capacity and lower product shipments during 2002.

      In addition, we recorded charges in 2001 for excess and obsolete inventory of $6.8 million associated with the decline in demand of customers in the point-to-multipoint market, and a special warranty charge of $4.3 million to cover the recall and repair of transceivers sold to our largest customer, that were identified to have a potentially faulty electronic component supplied by one of our vendors.

      Research and development expenses. Research and development expenses in 2002 were $9.2 million, a 35% decrease from $14.2 million in 2001. The decrease was primarily attributable to cost savings realized from our 2002 Restructuring Plans accompanied by lower development cost for new products.

      Selling, general and administrative expenses. Selling, general and administrative expense in 2002 was $9.2 million, a 21% decrease from $11.6 million in 2001. The decrease was primarily attributable to cost savings realized from our 2002 Restructuring Plans, consolidation of facilities and continued focus on expenses.

      Restructuring charge. We implemented restructuring plans in 2002 and 2001.

      During 2002, we recorded charges of $8.2 million in connection with our restructuring plans in March and September, which was comprised of $2.9 million for severance and fringe benefit costs, $310,000 in lease termination costs and $5.2 million for excess equipment, partially offset by adjustments of $142,000 for excess severance and fringe benefits costs and previously recorded restructuring charges of $490,000 for the settlement of lease obligations.

      During 2001, we recorded restructuring charges of $6.8 million in connection with our March restructuring plan, which included $1.9 million for severance and benefits, $1.6 million for the write-down of excess leased facilities in Sunnyvale, California, and $3.3 million related to excess equipment.

      Amortization of deferred stock compensation. Amortization of deferred stock compensation in 2002 was $1.4 million, a decrease from $6.5 million in 2001. The decrease was primarily due to using an accelerated method to amortize deferred stock compensation that results in higher expense in earlier periods and credits of approximately $2.9 million in 2002 from the forfeiture of options by terminated employees.

      Interest income, expense and other, net. Interest income decreased to $1.4 million in 2002 from $3.3 million in 2001. The decrease in interest income was due to lower interest rates and lower levels of cash available for investment.

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

Liquidity and Capital Resources

Selected Financial Liquidity Data

	Year Ended December 31,

	2003	2002	2001

	(In millions)
Cash, cash equivalents and short term investments	$30.1	$30.6	$57.2
Net cash provided by (used in) operating activities	0.2	(19.9)	(34.1)
Net cash provided by (used in) investing activities	5.1	10.8	(16.4)
Net cash used in financing activities	(1.2)	(3.0)	(2.2)

      Our principal source of liquidity as of December 31, 2003, consisted of approximately $30.1 million in cash, cash equivalents and short-term investments. During 2003, we generated $221,000 of cash in operating activities, as compared to using $19.9 million in 2002. The decrease in the use of cash for the year ended December 31, 2003 compared to the same period in 2002 was primarily due to a reduced operating loss net of non-cash items, decreased expenditures associated with accrued compensation and other current and long term liabilities, accounts payable and accounts payable to affiliates. This was partially offset by an increase in accounts receivable and a lower decrease in inventory in the current year in comparison with the prior year. During 2002, we used $19.9 million of cash in operating activities, as compared to $34.1 million in 2001. The decrease in the use of cash for the year ended December 31, 2002 compared to the same period in 2001 was primarily due to a reduced operating loss, decreased expenditures associated with inventory purchases and changes in non-cash items such as deferred stock compensation, restructuring charges and depreciation. This was partially offset by an increase in accounts receivable and a decrease in accounts payable, accrued compensation and other liabilities.

      Investing activities provided $5.1 million in 2003 and $10.8 million in 2002, as compared to using $16.4 million in 2001. In the years ended December 31, 2003, 2002, and 2001, we made capital expenditures of $8,000, $614,000 and $2.9 million, respectively. Capital expenditures in all three years consisted primarily of purchases of computer and manufacturing equipment and leasehold improvements. In addition, in 2003, $4.8 million was provided by the sale or maturity of short-term investments and reduction of restricted cash and we had net proceeds on sales of property and equipment of $382,000. In 2002, $3.4 million was used in connection with the acquisition of the broadband assets of the Fixed Wireless division of Signal Technology Corporation and $14.4 million was provided by the sale or maturity of short-term investments net of usage for restricted cash. Additionally, in 2002 we had net proceeds on sales of property and equipment of $384,000. In 2001, $4.7 million was used in connection with the acquisition of certain assets of M/ A-COM’s broadband wireless business, $9.3 million was used for the purchase of short-term investments and we had net proceeds on sales of property and equipment of $559,000.

      Financing activities in 2003 used $1.2 million as compared to $3.0 million in 2002 and $2.2 million in 2001. Financing activities in 2003 included payments on capital lease obligations of $1.3 million and payments on notes payable of $496,000, offset by $493,000 in proceeds from the exercise of employee stock options and $93,000 in proceeds from stock issuance. Financing activities in 2002 included payments under capital lease obligations of $4.3 million and $79,000 for the purchase of treasury shares, offset by an increase in notes payable of $1.3 million and $168,000 in proceeds from the exercise of employee stock options and shares purchased under the employee stock purchase plan. Financing activities in 2001 included payments under capital lease obligations of $2.9 million, offset by $721,000 in proceeds from the exercise of employee stock options and shares purchased under the employee stock purchase plan.

      We believe that our existing cash and investment balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, revenues could decline below our expectations resulting in insufficient cash flow from operations. As a result, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. With the exception of the operating leases discussed in Note 13 to our financial statements, we have not entered into any off-balance sheet financing arrangements, we have not established any variable interest entities, we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets.

      The following table summarizes our future payment obligations (excluding interest):

Years Ending December 31,	Operating Leases

(In thousands)
2004	$335
2005	309
2006	131

Total minimum payments required	$775

Years Ending December 31,	Notes Payable

(In thousands)
2004	$516
2005	262

Total minimum payments required	$778

Related Party Transactions

      We maintain a supply agreement and a technology services agreement with Velocium, a business unit of Northrop Grumman, who is a principal stockholder of Endwave. The supply agreement specifies volume and price commitments and is effective through December 31, 2005. For purchases made under these agreements, we recorded charges to operating expenses of $3.1 million, $7.2 million, and $11.6 million for 2003, 2002, and 2001, respectively.

      We also sell various products and services under purchase orders and agreements to Northrop Grumman, and recognized revenues of $345,000, $837,000 and $1.3 million in 2003, 2002 and 2001, respectively. In the years ended December 31, 2003, 2002 and 2001, we incurred costs related to these revenues of approximately $124,000, $235,000 and $1.6 million.

      At December 31, 2003, we had accounts receivable of $105,000 and accounts payable of $1.4 million, related to our supplier and customer relationships with Northrop Grumman, respectively.

      At December 31, 2002, we had accounts receivable of $100,000 and accounts payable of $1.0 million, related to our supplier and customer relationships with Northrop Grumman, respectively.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Variable interest entities are often created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN 46R”) which replaces FIN 46. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact on the Company’s results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash in investments with short maturities. As of December 31, 2003, all of our investments in our portfolio were cash equivalents or short-term investments and consisted primarily of commercial paper and government securities. Due to the short duration of these investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Endwave Corporation

      We have audited the accompanying balance sheets of Endwave Corporation as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endwave Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 3 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP

Palo Alto, California

February 3, 2004

ENDWAVE CORPORATION

BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,408	$9,224
Restricted cash	778	1,560
Short-term investments	15,890	19,801
Accounts receivable, net of allowance for doubtful accounts of $284 in 2003 and $324 in 2002	6,476	4,001
Accounts receivable, from affiliates	105	100
Inventories	8,119	11,784
Equipment held-for-sale	306	—
Other current assets	592	718

Total current assets	45,674	47,188
Property, plant and equipment, net	7,260	12,713
Other assets	140	148

Total assets	$53,074	$60,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,733	$1,009
Accounts payable to affiliates	1,355	1,029
Accrued warranty	5,835	5,583
Accrued compensation	1,139	847
Capital lease obligations, current	—	1,146
Notes payable, current	516	491
Restructuring liabilities, current	98	773
Other current liabilities	992	590

Total current liabilities	11,668	11,468
Capital lease obligations, less current portion	—	113
Notes payable, less current portion	262	783
Other long-term liabilities	101	179

Total liabilities	12,031	12,543
Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock $0.001 par value; 27,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 9,347,585 and 9,014,661 issued and outstanding in 2003 and 2002, respectively	9	9
Additional paid-in capital	302,427	302,116
Treasury stock, at cost (39,150 shares in 2003 and 2002)	(79)	(79)
Deferred stock compensation	(221)	(1,292)
Accumulated other comprehensive loss	(2)	(67)
Accumulated deficit	(261,091)	(253,181)

Total stockholders’ equity	41,043	47,506

Total liabilities and stockholders’ equity	$53,074	$60,049

See accompanying notes.

ENDWAVE CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except share
	and per share data)
Revenues:
Product revenues ($345, $837, and $1,259 from related parties, respectively)	$32,135	$22,149	$33,506
Development fees	1,712	423	619

Total revenues	33,847	22,572	34,125
Costs and expenses:
Cost of product revenues ($124, $235, and $1,632 from related parties, respectively)	24,830	29,777	57,233
Research and development	4,462	9,205	14,151
Selling, general and administrative	8,755	9,223	11,649
Restructuring charges, net and loss on sublease	966	8,210	6,820
Impairment of long-lived assets, goodwill and other intangible assets	2,589	—	90,411
Amortization of goodwill and other intangible assets	—	—	6,908
Amortization of deferred stock compensation*	796	1,357	6,524

Total costs and expenses	42,398	57,772	193,696

Loss from operations	(8,551)	(35,200)	(159,571)
Interest income and other, net	753	4,597	3,554
Interest expense	(112)	(399)	(729)

Net loss	$(7,910)	$(31,002)	$(156,746)

Basic and diluted net loss per share	$(0.87)	$(3.47)	$(17.90)

Shares used in computing of basic and diluted net loss per share	9,134,626	8,937,417	8,754,374

* Amortization of deferred stock compensation:
Cost of product revenues	$193	$(358)	$1,864
Research and development	225	724	1,643
Selling, general and administrative	378	991	3,017

	$796	$1,357	$6,524

See accompanying notes.

ENDWAVE CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Shares of		Additional		Deferred	Comprehensive
	Common	Common	Paid-In	Treasury	Stock	Income	Accumulated
	Stock	Stock	Capital	Stock	Compensation	(Loss)	Deficit	Total

Balance as of December 31, 2000	8,530,439	$9	$304,097	—	$(14,043)	—	$(65,433)	$224,630
Exercise of stock options	11,798	—	59	—	—	—	—	59
Issuance of common stock in connection with the acquisition of M/ A Com	229,106	—	2,000	—	—	—	—	2,000
Deferred compensation on stock options granted to consultants and on variable awards granted to employees	—	—	373	—	(373)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	6,524	—	—	6,524
Issuance of common stock under employee stock purchase plan	133,034	—	662	—	—	—	—	662
Reversal of deferred stock compensation due to forfeited options	—	—	(2,376)	—	2,376	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	(156,746)	(156,746)

Balance as of December 31, 2001	8,904,377	9	304,815	—	(5,516)	—	(222,179)	77,129
Unrealized loss on short-term investments	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	(31,002)	(31,002)

Comprehensive loss								(31,069)
Exercise of stock options	1,000	—	5	—	—	—	—	5
Amortization of deferred stock compensation	—	—	—	—	1,357	—	—	1,357
Reversal of deferred stock compensation due to forfeited options		—	(2,867)	—	2,867	—	—	—
Issuance of common stock under employee stock purchase plan	109,354		163	—	—	—	—	163
Fractional shares relating to stock split	(70)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(79)	—	—	—	(79)

Balance as of December 31, 2002	9,014,661	9	302,116	(79)	(1,292)	(67)	(253,181)	47,506
Change in unrealized loss on short-term investments	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—		(7,910)	(7,910)

Comprehensive loss								(7,845)
Exercise of stock options	211,776	—	493	—	—	—	—	493
Compensation recognized under employee stock plans	—	—	124	—	—	—	—	124
Amortization of deferred stock compensation	—	—	—	—	672	—	—	672
Reversal of deferred stock compensation due to forfeited options	—	—	(399)	—	399	—	—	—
Issuance of common stock under employee stock purchase plan	121,148	—	93	—	—	—	—	93

Balance as of December 31, 2003	9,347,585	$9	$302,427	$(79)	$(221)	$(2)	$(261,091)	$41,043

See accompanying notes.

ENDWAVE CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2003	2002	2001

Operating activities:
Net loss	$(7,910)	$(31,002)	$(156,746)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,444	4,357	5,870
Restructuring charge — non-cash portion	304	7,891	4,469
Deferred loss on building sublease	662	—	—
Impairment of long-lived assets, goodwill and other intangible assets	2,589	—	90,411
Amortization of goodwill and other intangible assets	—	—	6,908
Compensation recognized under employee stock plans	124	—	—
Amortization of deferred stock compensation	672	1,357	6,524
Loss (gain) on disposal of fixed assets, net	(260)	13	219
Changes in operating assets and liabilities:
Accounts receivable	(2,480)	(1,307)	8,574
Inventories	3,665	7,538	4,906
Other assets	134	381	853
Accounts payable	724	(1,813)	(5,042)
Accounts payable to affiliates	326	(2,048)	(3,553)
Accrued compensation and other current and long term liabilities	(773)	(5,256)	2,962
Deferred revenues	—	—	(503)

Net cash provided by (used in) operating activities	221	(19,889)	(34,148)
Investing activities:
Purchases of property, plant and equipment	(8)	(614)	(2,948)
Cash paid for the acquisition of businesses and assets of other businesses	—	(3,421)	(4,721)
Proceeds on sale of property and equipment	382	384	559
Restricted cash	782	(1,560)
Proceeds from (purchases of) short-term investments, net	3,976	15,992	(9,301)

Net cash provided by (used in) investing activities	5,132	10,781	(16,411)
Financing activities:
Payments on capital lease obligations	(1,259)	(4,334)	(2,920)
Payments on notes payable	(496)	—	—
Issuance of notes payable	—	1,274	—
Proceeds from exercises of stock options	493	168	59
Proceeds from issuance of stock	93	—	662
Purchase of treasury shares	—	(79)	—

Net cash used in financing activities	(1,169)	(2,971)	(2,199)

Net increase (decrease) in cash and cash equivalents	4,184	(12,079)	(52,758)
Cash and cash equivalents at beginning of year	9,224	21,303	74,061

Cash and cash equivalents at end of year	$13,408	$9,224	$21,303

Supplemental disclosure of cash flow information:
Cash paid for interest	$112	$399	$729

Supplemental non-cash investing and financing activity:
Property and equipment acquired under capital leases	$—	$—	$1,043

See accompanying notes.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

      Endwave Corporation (referred to below as Endwave or the Company) designs, manufactures and markets RF (radio frequency) subsystems that enable the transmission, reception and processing of high-speed electromagnetic signals in broadband wireless telecommunications systems, cellular telephone infrastructure networks, defense electronics systems and other similar systems requiring RF, microwave and millimeter wave technology.

      The Company designs products to best satisfy its customers’ technical, inventory, logistical, and cost requirements by using proprietary technologies, RF design, and manufacturing expertise. Endwave offers a broad range of products at multiple levels of integration that are optimized for a customer’s specific product and performance needs. Products include RF modules such as power amplifiers, low noise amplifiers, up and down converters, frequency multipliers, oscillators, synthesizers, integrated transceivers, and power amplifier switch combiners used in cellular base stations. The Company’s proprietary circuit and manufacturing technologies enables it to design and manufacture RF subsystems that minimize the use of expensive gallium arsenide and reduce manual labor. The Company uses third-party semiconductor fabrication facilities for the manufacturing of the gallium arsenide and other semiconductor devices, which it designs.

2.	Summary of Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

      Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have not changed previously reported operating loss.

Revenue Recognition

      The Company’s customers are primarily wireless systems integrators and equipment manufacturers who integrate the Company’s products into their products. The Company recognizes product revenue at the time title passes, which is upon product shipment or when withdrawn from a consignment location. Revenues related to product sales are recognized, when: persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company recognizes development fees ratably over the estimated term of the development period or when specific milestones are achieved. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production period. In no event are revenues recognized prior to becoming payable by the customer. The costs incurred under these development agreements are included in research and development expenses.

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

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.

      Changes in the Company’s product warranty liability during the years ended December 31, 2003 and 2002 are as follows:

(In thousands)
Balance at December 31, 2001	$5,615
Warranties accrued	670
Warranties settled	(702)

Balance at December 31, 2002	5,583
Warranties accrued	582
Warranties settled	(330)

Balance at December 31, 2003	$5,835

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

Cash Equivalents and Short-Term Investments

      The Company invests its excess cash primarily in highly liquid investment grade commercial paper and money market accounts with United States banks.

      The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Management has classified the Company’s short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in the value of securities determined to be other-than-temporary are included in other income (expense). The cost of securities sold is based on the specific identification method.

Restricted Cash

      Restricted cash represents a compensating balance maintained by the Company in connection with its notes payable. The compensating balance declines as the Company makes monthly payments of principal and interest on the note.

Inventory Valuation

      Inventories are stated at the lower of standard cost or market (net realizable value). Standard costs approximate average actual costs. The Company makes inventory provisions for estimated excess and obsolete inventory, based on management’s assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

      Property, plant and equipment is stated at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, ranging from three to thirty years.

Depreciable
Life

Buildings	30 years
Software	3 years
Leasehold improvements	3 years
Machinery and equipment	5 to 7 years

Impairment of Long-Lived Assets

      For long-lived assets used in operations, the Company records impairment losses when events and circumstances indicate that these assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If less, the impairment losses are based on the excess of the carrying amounts of these assets over their respective fair values. Their fair values would then become the new cost basis. Fair value is determined by discounted future cash flows, appraisals, or other methods. For assets held for sale, impairment losses are measured at the lower of the carrying amount of the assets or the fair value of the assets less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as their carrying amount less salvage value, if any, at the time the assets cease to be used.

Income Taxes

      Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Restructuring Charges

      The Company accounted for restructuring charges in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3) for exit and disposal activities initiated prior to January 1, 2003. Under EITF 94-3 restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plans have been approved. The Company reviews remaining restructuring accruals on a quarterly basis and adjusts these accruals when changes in facts and circumstances suggest actual amounts will differ from the initial estimates. Changes in estimates occur when it is apparent that exit and other costs accrued will be more or less than originally estimated.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. The principal difference between SFAS 146 and EITF 94-3 relates to the timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for an exit cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS 146 prospectively as of January 1, 2003, and the adoption did not have a material impact on the Company’s operating results.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee” (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to account for stock-based awards issued to its employees under its stock option plans and stock purchase plans, which are described more fully in Note 12. Deferred stock compensation is amortized using the graded vesting method over the vesting period of the related options, generally four years.

      For purposes of pro forma disclosures, the Company estimates the fair value of its stock options to employees using a Black-Scholes option pricing model based with the following weighted-average assumptions:

	Year Ended December 31,

	2003	2002	2001

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	1.16	1.40	1.17
Risk free interest rate	4.02%	3.60%	4.50%
Expected life of options in years	7 years	7 years	7 years

      The weighted average fair market value for stock-based awards during 2003, 2002 and 2001 was $1.84, $1.76 and $1.85, per share, respectively. The effects of applying SFAS 123 on pro forma disclosures are not likely to be representative of the effects on pro forma disclosures of future years.

      The pro forma net loss and net loss per share listed below include expense related to the Company’s employee stock purchase plan. The fair value of issuances under the employee stock purchase plan is estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions for issuances made in 2003, 2002 and 2001:

	Year Ended December 31,

	2003	2002	2001

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	1.12	1.05	1.14
Risk free interest rate	1.16%	1.53%	2.76%
Expected life of options in years	0.5 years	0.5 years	0.5 years

      The weighted average fair value of purchase rights granted during the year was $0.56, $0.89 and $7.05 for 2003, 2002 and 2001, respectively.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Following is the pro forma effect on net loss and net loss per share for all periods presented had the Company applied SFAS 123’s fair value method of accounting for stock-based awards issued to its employees. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure of future years.

	Year Ended December 31,

	2003	2002	2001

	(In millions)
Net loss, as reported	$(7.9)	$(31.0)	$(156.7)
Add: Stock-based employee compensation expense included in reported net loss	0.8	1.4	6.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock options awards and employee stock purchase rights	(3.9)	(6.4)	(19.9)

Net loss, pro forma	$(11.0)	$(36.0)	$(170.1)

Basic and diluted net loss per share, as reported	$(0.87)	$(3.47)	$(17.90)
Basic and diluted net loss per share, pro forma	$(1.20)	$(4.03)	$(19.43)

Research and Development Expenses

      Research and development expenses are charged to operating expenses as incurred.

Concentration of Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, investments, and trade receivables.

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

      Product revenue in 2003 was substantially attributable to three major customers, totaling 78% of revenues, and as of December 31, 2003, the Company’s accounts receivable from these customers totaled $4.9 million. Product revenue in 2002 and 2001 was substantially attributable to one major customer, totaling 71%, and 67%, respectively. For the years ended December 31, 2003, 2002 and 2001, 75%, 77% and 71%, respectively, of product revenues were derived from sales invoiced and shipped to customers outside the United States. In addition, some United States based customers may sell products, which incorporate the Company’s products, into international markets.

      The Company does not own or operate a semiconductor fabrication facility and relies on the semiconductor fabrication facilities of Velocium and other third parties to manufacture substantially all of the gallium arsenide and other semiconductor devices incorporated in its products. The loss of the Company’s relationship with any of these third parties or the Company’s use of their semiconductor fabrication facilities, particularly Velocium’s facility, and any resulting delay or reduction in the supply of gallium arsenide devices, could impact the Company’s ability to fulfill customer orders and could damage its relationships with customers. The Company has a supply agreement with Velocium, for these devices. The Company expects to obtain a substantial portion of needed gallium arsenide devices from Velocium in the foreseeable future.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

      The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. The fair value for the Company’s investments in marketable debt and equity securities is estimated based on quoted market prices.

      The fair value of short-term and long-term capital lease and debt obligations is estimated based on current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations, as of each period presented approximate their respective fair values.

      The following estimated fair value amounts have been determined using available market information.

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments	Cost	Gains	Losses	Fair Value

	(In thousands)
Commercial paper	$7,092	$—	$(3)	$7,089
Government agency obligations	8,800	1	—	8,801

Total	$15,892	$1	$(3)	$15,890

Cash equivalents

Government agency obligations	$7,000	$—	$—	$7,000

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments	Cost	Gains	Losses	Fair Value

	(In thousands)
Fixed income corporate securities	$6,148	$—	$(55)	$6,093
Government agency obligations	13,720	—	(12)	13,708

Total	$19,868	$0	$(67)	$19,801

Cash equivalents

Government agency obligations	$3,200	$—	$—	$3,200

      Realized gains and losses were insignificant for each of the years in the period ended December 31, 2003.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Variable interest entities are often created for a single specified purpose, for example, to facilitate securitization, leasing, hedging, research and development, or other transactions or arrangements. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN 46R”) which replaces FIN 46. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact on the Company’s results of operations or financial condition.

3.	Goodwill and Other Intangible Assets

      In the first quarter of 2001, the Company determined it would be unable to successfully negotiate a new contract with Nortel and was informed by Hughes that orders for the following few quarters would be effectively eliminated. Sales to Hughes and Nortel represented approximately 43% of 2000 sales. Also in 2001, the Company decided to consolidate manufacturing in the Diamond Springs, California facility. This plan resulted in a majority of prior Endgate employees being terminated. In addition, the Company came to believe that the downturn in the industry would be significantly longer than originally expected as a result of earnings warnings of both customers and peers. These events were considered to be indicators of potential impairment and the Company evaluated the carrying value of its long-lived assets. The Company’s forecast of future cash flows indicated that the long-lived assets were impaired. The Company estimated the fair value of long-lived assets by discounting the cash flow forecast using a discount rate of 14%, which represented the Company’s weighted average cost of capital. As a result of the evaluation, the Company concluded that unamortized goodwill and other intangible assets of $90.4 million were fully impaired, and accordingly, this amount was charged to operations in the first quarter of 2001.

      The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) on January 1, 2002. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. The following pro forma information reflects the impact on net loss and net loss per share assuming the adoption of SFAS No. 142 had occurred on January 1, 2001 (in thousands except per share data):

			2001
	2003	2002	(Pro Forma)

Reported net loss	$(7,910)	$(31,002)	$(156,746)
Amortization of goodwill and intangible assets with indefinite lives	—	—	6,237
Additional loss due to impairment of goodwill and intangible assets with indefinite lives	—	—	(6,237)

Pro forma net loss	$(7,910)	$(31,002)	$(156,746)

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

			2001
	2003	2002	(Pro Forma)

Basic and diluted net loss per share:
Reported net loss	$(0.87)	$(3.47)	$(17.90)
Adjustment related to amortization of goodwill and intangible assets with indefinite lives	—	—	.71
Additional loss due to impairment of goodwill and intangible assets with indefinite lives	—	—	(.71)

Pro forma net loss per share	$(0.87)	$(3.47)	$(17.90)

      As of December 31, 2003 and 2002, the Company has no goodwill or other intangible assets on its balance sheet.

4.	Inventories

      Inventories are comprised of the following at December 31 (in thousands):

	2003	2002

Raw materials	$7,298	$10,250
Work in process	153	441
Finished goods	668	1,093

	$8,119	$11,784

5.     Property, Plant and Equipment

      Property, plant and equipment consists of the following at December 31 (in thousands):

	2003	2002

Land	$391	$391
Buildings	3,951	3,951
Software	503	503
Leasehold improvements	170	170
Machinery and equipment	10,473	16,593

	15,488	21,608
Less accumulated depreciation (including amortization of assets held under capital leases)	(8,228)	(8,895)

Property, plant and equipment, net	$7,260	$12,713

      Property, plant and equipment includes the following amounts under capital leases at December 31 (in thousands):

	2003	2002

Assets held under capital leases	$—	$5,735
Less accumulated amortization	—	(2,945)

Assets held under capital leases, net	$—	$2,790

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Equipment Held for Sale

      The Company evaluates the carrying value of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, or a significant reduction in projected future cash flows.

      Based on its evaluation performed in the first quarter of 2003, the Company recorded a charge of $2.4 million to reduce manufacturing equipment based on the amounts by which the carrying value of these assets exceeded their fair value. The evaluation took into consideration the movement of production to the Company’s offshore supplier which increased during 2003. The Company’s estimate of fair value of the assets was based on estimated salvage value of the equipment, less selling costs.

      During the third quarter of 2003, the Company recorded an additional charge of $139,000 to reduce engineering equipment based on the amounts by which the carrying value of these assets exceeded their realizable value. The evaluation took in to consideration the reduction in engineering headcount that occurred during the third quarter of 2003. The Company’s estimate of the fair value of the assets was based on estimated salvage value of the equipment less selling costs.

      At December 31, 2003, the Company has $306,000 of equipment held for sale recorded on the balance sheet as a result of the above actions.

7.	Notes Payable

      On May 29, 2002, the Company obtained a loan, secured by fixed assets, in the amount of $1.5 million from U.S. Bancorp Finance Inc. This loan has a term of 3 years and has a variable interest rate. The rate is 25 basis points above Libor and is reviewed quarterly. The weighted average cost of debt is approximately 4.5% for 2003.

      The following summarizes the future cash payments, excluding interest, in thousands:

Years ending December 31,
2004	$516
2005	262

Total minimum payments required	$778

8.	Restructuring Charges, Net and Loss on Sublease

      In the first quarter of 2002, the Company announced and began to implement a restructuring program (the “First Quarter 2002 Plan”) to reduce operating expenses and further align resources with long-term growth opportunities. The Company recorded a restructuring charge of $3.5 million, the components of which were $1.1 million for severance and fringe benefit costs related to the elimination of 107 positions across all functions, $310,000 for lease termination payments, and $2.1 million for excess equipment. In the fourth quarter of 2002, the Company lowered its estimate of the total costs associated with the First Quarter 2002 Plan and recorded an adjustment of $142,000, which reflected lower than estimated severance and related costs. With the exception of remaining lease payments on abandoned facilities payable through 2006, net of estimated sublease income, we have completed the activities associated with the First Quarter 2002 Plan as of December 31, 2003.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      During the third quarter of 2002, the Company announced and began to implement additional restructuring actions (the “Third Quarter 2002 Plan”) consistent with the objective of the First Quarter 2002 Plan. The Company recorded a restructuring charge of $4.9 million the components of which were $1.8 million for severance and fringe benefit costs and $3.1 million for excess equipment. During the fourth quarter of 2003, the Company revised its estimates of the number of positions to be eliminated pursuant to the Third Quarter 2002 Plan based on the most current information available and reversed approximately $186,000 of the estimated severance benefits accrual. The recovery was included in restructuring charges, net. As of December 31, 2003, 102 employees had been terminated pursuant to the Third Quarter 2002 Plan resulting in cumulative cash payments of $1.6 million in severance and employee benefit costs. The Company has completed the activities associated with the Third Quarter 2002 Plan as of December 31, 2003. Below is a table summarizing activity relating to the plan (in thousands):

	Severance	Fixed
Third Quarter 2002 Plan	Benefits	Assets	Total

2002 provision	$1,750	$3,109	$4,859
Settlement of contractual obligations:
Cash payments	(1,057)	—	(1,057)
Non cash amount for excess equipment	—	(3,120)	(3,120)
Cash proceeds from equipment sale	—	11	11

Balance at December 31, 2002	693	—	693
Cash payments	(507)	—	(507)
Adjustment	(186)	—	(186)

Balance at December 31, 2003	$0	—	$0

      During the third quarter of 2003, the Company initiated restructuring actions (the “Third Quarter 2003 Plan”) to resize the business in order to reach profitability based on revenue and margin estimates for the fourth quarter of 2003 and into 2004. The Company recorded a restructuring charge of $490,000, the majority of which was for severance and fringe benefit costs. The Company eliminated 18 positions, of which 10 were in operations, 3 were in engineering and 5 were in sales, general and administration. Severance payments were substantially completed by the end of fiscal 2003. Below is a table summarizing activity relating to the plan (in thousands):

Third Quarter 2003 Plan	Severance Benefits

2003 provision	$490
Settlement of contractual obligations:
Cash payments	(470)

Balance at December 31, 2003	$20

Current	$20
Noncurrent	—

$20

Loss on Sublease

      During 2003, the Company subleased 12,700 square feet of its Sunnyvale, California headquarter building to an unrelated third party. The rental income for the lease period was less than the rental expense that would be incurred, and therefore a loss at sublease inception of $662,000 was incurred. There have been no other

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

losses on subleases recorded in periods presented. During 2004, a portion of this loss is expected to be reversed as the sublease was terminated prior to expiration date, as a part of an overall lease renegotiation.

9.	Net Loss Per Share

      As the Company incurred net losses for all periods presented, diluted net loss per share is the same as basic net loss per share. Potential dilutive common shares of approximately 397,000, 244,000 and 128,000 in 2003, 2002 and 2001, respectively (computed using the treasury stock method), from the assumed exercise of stock options and warrants were not included in the net loss per share calculations as their inclusion would have been anti-dilutive.

10.	Comprehensive Income (Loss)

      The Company had $2,000 and $67,000 of other comprehensive loss in the years ended December 31, 2003 and 2002, respectively, 2002 resulting from unrealized income and losses on its available for sale investments. There were no items of other comprehensive income (loss) during the year ended December 31, 2001, and accordingly, comprehensive income (loss) is the same as the net loss.

11.	Segment Disclosures

      The Company operates in a single business segment. Although we sell to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s total revenues by location for the years ended December 31 were as follows (in thousands):

	2003		2002		2001

United States	$8,375	24.8%	$5,617	24.9%	$9,807	28.7%
Finland	20,083	59.3%	15,924	70.5%	22,683	66.5%
Other	5,389	15.9%	1,031	4.6%	1,635	4.8%

Total	$33,847	100.0%	$22,572	100.0%	$34,125	100.0%

      For the year ended December 31, 2003, Nokia and Stratex Networks accounted for 59% and 13% of total product revenues, respectively. Nokia, located in Finland, was the only customer in Finland in 2003, 2002 and 2001.

12.	Stockholders’ Equity

Common Stock

      On June 26, 2002, the Board of Directors approved a 1 for 4 reverse split of the Company’s common stock. All share numbers have been adjusted to reflect the reverse stock split, for all periods presented.

      At December 31, 2003, the Company had reserved 3,346,935 shares of common stock for issuance in connection with its stock option plans, 136,606 shares in connection with its employee stock purchase plan.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of common stock activity in number of shares during 2001, 2002 and 2003 is as follows:

Common
Stock

As of December 31, 2000	8,530,439
Exercise of stock options	11,798
Issuance of common stock in connection with the acquisition of M/ A-COM	229,106
Issuance of common stock under employee stock purchase plan	133,034

As of December 31, 2001	8,904,377
Exercise of stock options	1,000
Issuance of common stock under employee stock purchase plan	109,354
Paid out for fractional shares relating to 1 to 4 reverse stock split	(70)

As of December 31, 2002	9,014,661
Exercise of stock options	211,776
Issuance of common stock under employee stock purchase plan	121,148

As of December 31, 2003	9,347,585

Employee Stock Purchase Plan

      In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per an offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. During 2003, there were 121,148 shares issued under the Purchase Plan at a weighted average price of $0.77 per share. During 2002, there were 109,354 shares issued under the Purchase Plan at a weighted-average price of $1.49 per share. During 2001, there were 133,034 shares issued under the Purchase Plan at a weighted-average price of $4.96 per share.

Stock Option Plans

      The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in September 1992, amended in April 1999, and terminated in March 2000, such that no further options could be granted thereunder, however previously granted and unexercised options remain outstanding and governed by the terms of the 1992 Plan. The 1992 Plan provides for the issuance of up to 131,583 shares of common stock to directors, employees, and consultants upon the exercise of options outstanding under the 1992 Plan as of December 31, 2003.

      The Company’s 2000 Stock Option Plan (the “2000 Plan”) was adopted in March 2000, amended in July 2000, and provides for the issuance of options to purchase common stock to directors, employees, and consultants. The 2000 Plan provides for annual reserve increases to the number of authorized shares. During 2003, authorized shares were increased by 554,000 to 3,245,588 shares. Under the 2000 Plan, incentive stock options are granted under the plan at exercise prices not less than fair value and non statutory stock options are granted at an exercise price not less than 85% of the fair value on the date of grant, as determined by the closing sales price of the Company’s common stock. Options granted under the 2000 Plan generally have a ten-year term. Options vest and become exercisable as specified in each

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

individual’s option agreement, generally over a four-year period. Subject to approval by the Company’s board of directors, options may be exercised early, however, unvested shares are subject to a repurchase option by the Company upon termination of the individual’s employment or services.

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

Non-Employee Directors’ Stock Option Plan

      The Company’s 2000 Non-Employee Directors’ Stock Option Plan was adopted in October 2000. The plan provides for non-statutory stock option grants to non-employee directors, consisting of an initial grant of 10,000 shares when an individual first becomes a non-employee director of the Company, and annual automatic grants of 2,500 shares (which will be reduced pro-rata if an individual did not serve as a director for the full year of the preceding fiscal year). Options granted under the plan to non-employee directors must be granted at fair market value on the date of grant, provide for monthly vesting over a four-year period and have a ten-year term. The Company granted 10,000, 18,750 and 24,375 options under the Director Plan during the years ended December 31, 2003, 2002 and 2001, respectively. The total number of shares authorized for this plan is 150,000.

      A summary of stock option activity for all plans described above, is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2000	1,234,959	$23.20

Options granted	904,090	8.24
Options exercised	(11,798)	4.84
Options cancelled	(1,058,407)	23.84

Outstanding at December 31, 2001	1,068,844	$10.16
Exercisable at December 31, 2001	436,206	$12.36
Options granted	1,740,057	1.76
Options exercised	(1,000)	4.80
Options cancelled	(469,650)	9.41

Outstanding at December 31, 2002	2,338,251	$4.05
Exercisable at December 31, 2002	708,724	$6.88
Options granted	725,574	$1.84
Options exercised	(211,776)	2.34
Options cancelled	(917,388)	3.86

Outstanding at December 31, 2003	1,934,661	$3.50

Exercisable at December 31, 2003	1,215,137	$3.83

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning outstanding and exercisable options:

	Options Outstanding at			Options Exercisable at
	December 31, 2003			December 31, 2003

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Exercise
Exercise Price Per Share	Shares	Price	Contractual Life	Shares	Price

$ 0.76 - $ 1.17	303,439	$0.93	8.89	144,109	$0.85
$ 1.18 - $ 1.18	13,000	$1.18	9.31	12,125	$1.18
$ 1.21 - $ 1.21	580,535	$1.21	8.56	565,756	$1.21
$ 1.93 - $ 1.93	455,818	$1.93	9.43	83,615	$1.93
$ 2.68 - $ 2.92	15,901	$2.78	8.26	4,517	$2.73
$ 3.20 - $ 3.20	227,519	$3.20	8.32	141,854	$3.20
$ 3.52 - $ 8.16	196,069	$5.31	6.16	158,144	$5.21
$ 9.60 - $24.00	112,080	$12.36	6.74	80,382	$12.48
$52.00 - $52.00	300	$52.00	6.50	262	$52.00
$56.00 - $56.00	30,000	$56.00	6.72	24,373	$56.00

Total	1,934,661	$3.50	8.41	1,215,137	$3.83

Deferred Stock Compensation

      In connection with the deferred compensation totaling approximately $20,218,000 related to the grant of stock options to employees prior to the initial public offering, the Company amortized approximately $672,000, $1.4 million and $6.5 million in 2003, 2002 and 2001, respectively. The Company also incurred compensation expense of $124,000 during 2003, for the acceleration of certain stock options to terminating employees. In addition, during 2003 and 2002, the Company recorded approximately $399,000 and $2.9 million respectively as a reduction in deferred compensation and additional paid in capital related to the forfeiture of unvested shares for terminated employees. Remaining deferred compensation of $221,000 will be amortized in 2004.

13.	Leases and Commitments

      The Company leases its office, manufacturing and design facilities in Sunnyvale, California, Torrance, California and Andover, Massachusetts under non-cancelable lease agreements, which expire in various periods through August 2006. Expenses under operating leases were approximately $1.7 million, $2.0 million, and $1.4 million for December 31, 2003, 2002 and 2001, respectively.

      During 2003, the Company subleased 12,700 square feet of its Sunnyvale, California headquarter building, subleased 5,000 square feet of development space in Torrance California and leased 20,000 square feet of manufacturing space in Diamond Springs California, to unrelated third parties. For the sublease in Sunnyvale, the rental income for the lease period is less than the rental expense that will be incurred, and therefore a loss at the sublease inception of $662,000 was incurred. Rental income was approximately $212,000, $0 and $0 for the years ending December 31, 2003, 2002 and 2001, respectively.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Future annual minimum lease receipts under non-cancelable operating leases with initial terms of one year or more as of December 31, 2003 are as follows (in thousands):

Years Ending December 31,	Rental income

(In thousands)
2004	$274
2005	250
2006	212
2007	204
2008	174

Total minimum payments required	$1,114

      Future annual minimum lease payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2003 are as follows (in thousands):

Operating
Years Ending December 31,	Leases

(In thousands)
2004	$335
2005	309
2006	131

Total minimum payments required	$775

14.	Related Party Transactions

      The Company maintains a supply agreement and a technology services agreement with Velocium, a business unit of Northrop Grumman, who is a principal stockholder of the Company. The supply agreement specifies volume and price commitments, and is effective through December 31, 2005. For purchases made under these agreements, the Company recorded charges to operating expenses of $3.1 million, $7.2 million, and $11.6 million for 2003, 2002, and 2001, respectively.

      The Company also sells various products and services under purchase orders and agreements to Northrop Grumman, and recognized revenues of $345,000, $837,000 and $1.3 million in 2003, 2002 and 2001, respectively. In the years ended December 31, 2003, 2002 and 2001, the Company incurred costs related to these revenues of approximately $124,000, $235,000 and $1.6 million.

      At December 31, 2003, the Company had accounts receivable of $105,000 and accounts payable of $1.4 million, related to its supplier and customer relationships with Northrop Grumman, respectively.

      At December 31, 2002, the Company had accounts receivable of $100,000 and accounts payable of $1.0 million, related to its supplier and customer relationships with Northrop Grumman, respectively.

15.	Income Taxes

      As of December 31, 2003, the Company had a federal net operating loss carryforward of approximately $166 million. The Company also had federal research and development tax credit carryforwards of approximately $1.3 million. These net operating loss and credit carryforwards will expire at various dates beginning in 2007 through 2023, if not utilized.

      Utilization of the net operating loss and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Due to changes in California tax legislation, net operating losses will not be available to offset income earned in 2004, if any, for California state income tax purposes.

      Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows at December 31 (in thousands):

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$60,200	$57,900
Research credit	2,500	2,300
Capitalized research and development	1,700	1,800
Other	5,200	5,800

Net deferred tax assets	69,600	67,800
Valuation allowance for deferred tax assets	(69,600)	(67,800)

Net deferred tax asset (liabilities)	$—	$—

      Realization of deferred taxes assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1.8 million, $9.1 million, and $32.1 million during 2003, 2002 and 2001 respectively.

      Endwave has no provision for U.S. federal or state income taxes for any period as it has incurred operating losses.

      The reconciliation of income tax at the U.S. federal statutory rate to recorded income taxes is as follows for the year ended December 31:

	2003	2002	2001

Income tax benefit at statutory rate:	(35)%	(35)%	(35)%
State, net of federal effect	(6)	(6)	(6)
Nondeductible goodwill	—	—	19
Change in valuation allowance	37	39	20
Nondeductible deferred compensation	4	2	2
	—%	—%	—%

16.	401(k) Plan

      Substantially all regular employees of the company meeting certain service requirements, are eligible to participate in the Company’s 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. The Company may match contributions based upon a percentage of employee contributions up to a maximum of 6% of employee compensation. Company contributions under these plans for 2003, 2002 and 2001 were $0, $129,000, and $467,000, respectively. The Company suspended the matching of contributions effective April 7, 2002.

17.	Purchase Acquisitions

      On May 13, 2003, the Company completed the acquisition of certain assets of Verticom, Inc. for $250,000 in cash. The asset purchase included the product design for Verticom’s MTS-2000 synthesizer,

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

which is used in a military and device application, as well as the inventory, equipment and intellectual property licenses required to manufacture and supply production units to a new Endwave customer.

      On September 24, 2002, the Company acquired the broadband assets of the Fixed Wireless division of Signal Technology Corporation for $3.6 million in cash, inclusive of acquisition costs. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to inventory ($2.1 million) and property, plant and equipment ($1.5 million).

      On April 24, 2001 the Company completed the acquisition of certain assets from Tyco Electronics related to their M/ A-COM broadband wireless business. The acquisition was accounted for using the purchase method of accounting. The total consideration paid by the Company in the acquisition, $4.0 million in cash and the issuance of 229,106 shares of the Company’s common stock, valued at $2.0 million, liabilities assumed of approximately $2.7 million and acquisition expenses of approximately $700,000 was allocated to the of the assets acquired and liabilities assumed as follows (in thousands):

Accounts receivable	$3,607
Inventory	2,244
Property, plant and equipment	1,576
Goodwill	2,040

Total	$9,467

      The $2.0 million allocated to goodwill was amortized on a straight-line basis over an 8-month period and was fully amortized at December 31, 2001.

      The results of operations of the Verticom, M/ A-Com and Signal Technology acquisitions have been included in the results of the Company from the dates of acquisition. Pro forma results of operations have not been presented, as the effects of these acquisitions were not material to the Company’s financial position, results of operations or cash flows for the period presented.

18.	Subsequent Events

      Effective January 1, 2004, the Company executed several agreements related to leasing arrangements for its Sunnyvale headquarters. The existing lease was cancelled, effective January 2004. In consideration of the cancellation, the Company paid its landlord a settlement fee of $3 million. The Company also entered into a new lease for 15,000 square feet in Sunnyvale, California at a lower, at-market rate. The new lease rate is effective January 2004 and will expire July 2006.

ENDWAVE CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
2003:
Net revenues	$7,657	$8,470	$8,204	$9,516
Cost of revenues	7,002	6,190	5,898	5,740
Net income (loss)(1)	(6,473)	(1,896)	(735)	1,194
Basic net income (loss) per share	$(0.72)	$(0.21)	(0.08)	$0.13
Diluted net income (loss) per share	$(0.72)	$(0.21)	(0.08)	$0.12
2002:
Net revenues	$4,378	$6,245	$4,954	$6,995
Cost of revenues	6,535	7,479	9,782	5,981
Net income (loss)(2)(3)	(11,446)	(6,100)	(13,934)	95
Basic and diluted net income (loss) per share	$(1.28)	$(0.68)	$(1.56)	$0.01

(1)	Net income (loss) for the first quarter, third quarter and fourth quarter of 2003 includes charges of $3.1 million, $629,000 and a benefit of $145,000, respectively, for restructuring activities, loss on sublease agreements and asset impairments.

(2)	Net income (loss) for the first quarter of 2002 and the third quarter of 2002 includes charges of $3.5 million and $4.9 million, respectively, for restructuring activities and asset impairments.

(3)	Net income for the fourth quarter of 2002 includes recovery of $389,000 related to termination of employees subsequent to prior quarter restructuring charges and a benefit of $142,000 related to the reversal of previously expensed restructuring charges.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

      Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b)	Changes in internal controls.

      In connection with various restructuring plans, there were significant changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). We believe that these changes, although significant, did not materially affect and are not reasonably likely to materially affect our internal controls over financial reporting.

      Our independent auditor, Ernst & Young LLP, issued comments related to its annual management letter to our audit committee and management which included a reportable condition related to the operation of certain internal controls. At December 31, 2003, certain account reconciliations, analyses and supporting documentation were not prepared or reviewed on a timely basis due to multiple priorities as a result of employee turnover and transition, and the implementation of a restructuring plan.

      Prior to the issuance of our financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our financial statements as of and for each of the three years in the period ended December 31, 2003 fairly presents in all material respects the financial condition and results of operations of Endwave.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Our directors and executive officers, including their ages and their positions with us, as well as certain biographical information of these individuals, as of December 31, 2003, are as follows:

Name	Age	Position

Edward A. Keible, Jr.	60	Chief Executive Officer, President and Director
Julianne M. Biagini	41	Chief Financial Officer, Senior Vice President, Finance and Administration and Secretary
John J. Mikulsky	58	Chief Marketing Officer and Senior Vice President, Marketing and Business Development
Randolph Blotky	58	Director
Joseph J. Lazzara	52	Director
Wade Meyercord	63	Director
Carol Herod Sharer	52	Director
Edward C.V. Winn	65	Director

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

      Julianne M. Biagini has served as our Chief Financial Officer and Senior Vice President of Finance and Administration and Corporate Secretary since May 2001. From March 1994 until April 2001, Ms Biagini served in various capacities for the Company, most recently as Vice President of Finance and Administration and Corporate Secretary. From 1992 until 1994, Ms. Biagini was the manager of Accounting and Tax at Exponent, Inc., an engineering and scientific consulting firm. Prior to 1992, Ms. Biagini worked at KPMG as a tax specialist. Ms. Biagini serves as a member of the Board of Directors of the American Electronics Association. Ms. Biagini is a C.P.A. in California with a B.S. in business administration from San Jose State University and an M.B.A. from Santa Clara University.

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

      Randolph Blotky has served as a director of Endwave since October 2001. Since July 2001, Mr. Blotky has served as the Chairman and Chief Executive Officer of Technology Convergence Partners LLC, a management consulting firm specializing in the technology, media, marketing, communications and entertainment industries. From 1992 to 2001, Mr. Blotky served as the Senior Vice President and then Executive Vice President Worldwide Consumer Products, for Warner Bros., a media and entertainment company. Prior to working for Warner Bros., Mr. Blotky held various executive positions in the media and entertainment industry at MGM/ UA, United Artists Television and CBS. Prior, Mr. Blotky was an attorney and partner in the Los Angeles law firm of Mitchell, Silberberg & Knupp. Mr. Blotky holds a B.S. in engineering physics from the University of California Berkeley, attended graduate school in astrophysics at Massachusetts Institute of Technology, and holds a J.D. from the University of California, Los Angeles School of Law.

      Joseph J. Lazzara was elected in February 2004 to serve as a director of Endwave. Mr. Lazzara has served as the Chief Executive Officer of Scientific Technologies Inc. (“STI”), a manufacturer and supplier of machine safeguarding products, since June 1993, President of STI since June 1989, and Treasurer and a director of STI since September 1984. Mr. Lazzara served as a Vice President of STI from September 1984 until June 1989. He has also served as Treasurer and a director of STI’s parent company, Scientific Technology, Inc., since August 1981. Prior to 1981, Mr. Lazzara was employed by Hewlett-Packard Company, a global technology solutions provider, in Process and Engineering Management. Mr. Lazzara received a B.S. in engineering from Purdue University and an M.B.A. from Santa Clara University. Mr. Lazzara serves as a member of the Board of Directors of Scientific Technologies Inc.

      Wade Meyercord was elected in March 2004 to serve as a director of Endwave. From 1987 to present, Mr. Meyercord has served as President of Meyercord and Associates, a consulting firm specializing in Board and Executive Compensation. From 1999 to 2002, Mr. Meyercord served as Senior Vice President and Chief Financial Officer of RioPort.com, Inc. From 1998 to 1999, Mr. Meyercord Served as Senior Vice President, e-commerce of Diamond Multimedia. Prior to 1998, Mr. Meyercord held various management and/or executive level positions with Read-Rite Corporation, Memorex Corporation and IBM Corporation. Mr. Meyercord received a B.S. in mechanical engineering from Purdue University and an M.B.A. in engineering administration from Syracuse University. Mr. Meyercord serves as a member on the Board of Directors of Microchip, Magma Design Automation and California Micro Devices.

      Carol Herod Sharer has served as a director of Endwave since April 2001. From 1996 to December 2003, Ms. Sharer was the Chief Executive Officer of McKinley Marketing Partners, Inc., a company she founded. From 1993 to 1995, Ms. Sharer was an independent contractor, working primarily with regional Bell operating companies. From 1991 to 1993 Ms. Sharer held various positions at MCI, a telecommunications company, most recently as Senior Vice President for Program Management and Planning. Ms. Sharer holds a B.A. in Economics from Florida International University and an M.B.A. from George Washington University with a concentration in finance.

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

      The Board of Directors has an Audit Committee. During 2003, the Audit Committee was composed of three directors: Mr. Winn, Chairman of the Committee, Ms. Sharer and Mr. Pavey. In February 2004, Mr. Pavey resigned as a member of the Board of Directors and as a member of the Committee. In March 2004, Mr. Lazzara was elected to the Audit Committee. The Board of Directors has determined that Edward C.V. Winn is an audit committee financial expert and is independent (as independence is currently defined in Rule 4200(a)(15) of the National Association of Securities Dealers listing standards).

      The Board of Directors has a Compensation Committee. During 2003, the Compensation Committee was composed of two directors: Mr. Pavey, Chairman of the Committee and Ms. Sharer. In February 2004, Mr. Pavey resigned as a member of the Board of Directors and as a member of the Committee. In February 2004, Mr. Winn was elected to the Compensation Committee.

      The Board of Directors is currently in the process of reviewing and discussing a proposed code of ethics. The Board of Directors will adopt a code of ethics prior to the May deadline of the Nasdaq and at such time we will post the text of the code of ethics on our website.

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

      To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2003, Endwave’s officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 11.	Executive Compensation.

Compensation of Directors

      In April 2001, we adopted a policy whereby each of our non-employee directors would thereafter receive a fee of $1,000 for each Board meeting attended, and for each committee meeting attended in person by those Board members serving on committees of the Board of Directors occurring apart from a meeting of the full Board. In January 2004, we increased the fee to be paid for each Board meeting to $1,500. Additionally, effective January 2004, annual retainer payments will be made as follows: non-employee Board membership — $5,000, each committee membership — $2,000, and each committee or Board chairmanship — $1,000. The members of the Board of Directors are eligible for reimbursement for their travel expenses incurred in connection with attendance at Board and committee meetings in accordance with Company policy.

      Non-employee directors are eligible to participate in our 2000 Non-Employee Director Plan (the “Director Plan”). Pursuant to the Director Plan, all non-employee directors are automatically granted an option to purchase 10,000 shares of Common Stock upon their election to our Board of Directors. Our non-employee directors will also be granted an option to purchase an additional 2,500 shares of Common Stock each year following the date of our annual stockholders meeting, provided that if any non-employee director has not served in that capacity for the entire period since the preceding annual stockholders meeting, then the number of shares subject to the annual grant will be reduced, pro rata, for each full quarter the person did not serve during the previous period. All options under this plan expire after ten years and have an exercise price equal to the fair market value on the date of grant. These options vest over four years at the rate of 1/48 of the total grant per month. In January 2004, we approved increases to the Director Plan such that the automatic grant upon election to our Board of Directors will be an option to purchase 20,000 shares of Common Stock and the annual grant will be an option to purchase 5,000 shares of Common Stock. These increases will be effective only upon approval by our stockholders. Our directors are also eligible to participate in our 2000 Equity Incentive Plan and our employee directors are eligible to participate in our 2000 Employee Stock Purchase Plan.

      During the last fiscal year, we granted options covering an aggregate of 10,000 shares to our non-employee directors at an exercise price of $4.75. The fair market of such Common Stock on the date of grant was the same as the exercise price per share (based on the closing sales price reported on the Nasdaq National Market for the date of grant). As of March 1, 2004, 5,000 shares of Common Stock have been exercised under the Director Plan.

Compensation of Executive Officers

Summary of Compensation

      The following table shows, for the years ended December 31, 2003, 2002 and 2001, compensation awarded or paid to or earned by our Chief Executive Officer and our two other executive officers and our two most highly compensated non-executive officers (the “Named Officers”) for services rendered by them as our executive officers.

Summary Compensation Table

						Long Term
		Annual Compensation(1)				Compensation
						Awards
					Other Annual	Securities	All Other
		Salary		Bonus	Compensation	Underlying	Compensation
Name and Principal Position	Year	($)		($)	($)(2)	Options(#)	($)

Edward A. Keible, Jr.	2003	318,000		95,400	1,974	512,014	—
President, Chief Executive	2002	318,000		—	874	317,174	1,712	(5)
Officer and Director	2001	309,161		—	2,006	74,777	3,060	(5)
Julianne M. Biagini	2003	195,000		48,750	963	208,505	—
Chief Financial Officer, Senior	2002	195,000		—	401	140,248	1,800	(5)
Vice President, Finance and	2001	180,874		—	1,099	62,560	3,060	(5)
Administration, and Corporate
Secretary
John J. Mikulsky	2003	225,000		56,250	1,573	242,616	—
Chief Marketing Officer and	2002	225,000		—	583	143,750	1,696	(5)
Senior Vice President,	2001	211,971		—	1,595	66,387	3,060	(5)
Market and Business
Development
Mark A. Hebeisen(3)	2003	164,451		30,000	1,400	70,100	—
Vice President, Marketing	2002	41,851		11,000	350	57,500
Steven C. Polaski(4)	2003	189,869	(7)	26,000	28,175	41,000	—
Director, Asian Manufacturing	2002	40,724	(7)	7,000	340 (6)	30,000

(1)	In accordance with rules promulgated by the Commission, other annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constitutes less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Officer for the fiscal year.

(2)	Represents insurance premiums paid by Endwave with respect to group life insurance for the benefit of the Named Officers.

(3)	Mr. Hebeisen commenced employment with us in September 2002.

(4)	Mr. Polaski commenced employment with us in September, 2002.

(5)	Represents matching contributions paid by Endwave under our 401(k) plan to the Named Officers.

(6)	Includes $27,000 for per diem amounts paid to Mr. Polaski in connection with his employment in Thailand in 2003.

(7)	Includes foreign service pay premium.

Stock Option Grants and Exercises

      The following table sets forth information regarding options granted to each Named Officer during the year ended December 31, 2003. The information regarding stock options granted to Named Officers as a percentage of total options granted to employees in 2003 is based on options to purchase a total of 725,574 shares that were granted to employees, consultants and directors in 2003, under our 2000 Equity Incentive Plan. No stock appreciation rights, stock purchase rights or restricted stock awards were granted during 2003.

Option Grants in Fiscal Year 2003

					Potential Realizable
		% of Total			Value at Assumed
	Number of	Options			Annual Rates of
	Securities	Granted to			Stock Price
	Underlying	Employees			Appreciation for
	Options	in Fiscal	Exercise		Option Term($)(2)
	Granted	Year	Price	Expiration
Name	(#)(1)	(%)	($/Sh)	Date	5%	10%

Edward A. Keible, Jr.	33,075	4.56	1.17	1/29/13	24,876	62,532
	77,702	10.71	1.93	6/4/13	94,312	239,005
Julianne M. Biagini	17,249	2.38	1.17	1/29/13	12,973	32,611
	29,410	4.05	1.93	6/4/13	35,697	90,463
John J. Mikulsky	18,750	2.58	1.17	1/29/13	14,102	35,449
	37,049	5.11	1.93	6/4/13	44,969	113,960
Mark A. Hebeisen	12,600	1.74	1.93	6/4/13	15,293	38,757
Steven C. Polaski	9,000	1.24	1.93	6/4/13	10,924	27,683
	2,000	.28	5.78	10/25/13	7,333	18,520

(1)	Options granted under the 2000 Equity Incentive Plan and under the Company’s 1992 Stock Option Plan will vest in accordance with the Company’s Officer Retention Plan, detailed in “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” below.

(2)	The potential realizable value is based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate, compounded annually for the entire term of the option and the option is exercised solely on the last day of its term for the appreciated price. These amounts represent certain assumed rates of appreciation less the exercise price, in accordance with the rules of the Commission, and do not reflect our estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of our Common Stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

Number of
Securities
			Underlying	Value of Unexercised
			Unexercised	In-the-Money
			Options at FY-	Options at
			End(#)	FY-End($)
	Shares Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise(#)	Realized($)	Unexercisable	Unexercisable

Edward A. Keible, Jr.	—	—	521,014/ 0	$3,527,736/0
Julianne M. Biagini	—	—	208,505/ 0	$1,447,115/0
John J. Mikulsky	—	—	242,616/ 0	$1,671,949/0
Mark A. Hebeisen	—	—	70,100/ 0	$515,936/0
Steven C. Polaski	—	—	18,175/ 22,825	$133,768/167,992

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

      In March 2000, in connection with our merger with TRW Milliwave Inc. (“TRW Milliwave”), our Board of Directors approved an Officer Retention Plan providing for the acceleration of vesting, under certain circumstances, of a portion of stock options granted to our officers under our 1992 Stock Option Plan and 2000 Equity Incentive Plan. The Officer Retention Plan was amended in March 2002 and in October 2003 and renamed the Executive Officer Severance and Retention Plan. Under the Executive Officer Severance and Retention Plan, as amended, if an officer is terminated without cause, or resigns for certain specified reasons, not in connection with a change of control, the officer will receive (i) salary and benefits continuation based on the officer’s length of service with us, (ii) full acceleration of vesting on the unvested portion of the officer’s stock options granted prior to our merger with TRW Milliwave, and (iii) acceleration of vesting on the unvested portion of the officer’s stock options granted after our merger with TRW Milliwave, based on the officer’s length of service with us. Upon a change of control, an officer will receive (i) full acceleration of vesting on the unvested portion of the officer’s stock options granted prior to our merger with TRW Milliwave and (ii) acceleration of vesting on the unvested portion of the officer’s stock options granted after our merger with TRW Milliwave, based on the officer’s length of service with us. Finally, if, in connection with a change of control, an officer is terminated without cause, or resigns for certain specified reasons, the officer will receive (i) twice the salary and benefits continuation described above, (ii) full acceleration of vesting on the unvested portion of the officer’s stock options granted prior to the merger with TRW Milliwave, and (iii) twice the acceleration of vesting described above on the unvested portion of the officer’s stock options granted after the merger with TRW Milliwave.

      In 2003, our Board of Directors approved a Transaction Incentive Plan. Under the Transaction Incentive Plan, an eligible employee will receive a cash bonus if the employee remains employed by us at the time of a change of control. The amount of the bonus will be based upon the amount of proceeds received by our stockholders in the transaction (including certain dividends), reduced by profits received by the eligible employee on certain vested stock options.

Compensation Committee Interlocks and Insider Participation

      No member of our compensation committee is or has been an officer or employee of Endwave. In addition, no member of our compensation committee serves as a member of a Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the ownership of our Common Stock as of March 1, 2004 by: (i) each of the Named Officers; (ii) each director; (iii) our Named Officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our Common Stock.

	Beneficial Ownership(1)

	Number of	% of
Name and Address	Shares	Total(2)

Northrop Grumman S&MS(3)	3,473,312	36.31%
1840 Century Park
East Los Angeles, CA 90067
Edward A. Keible, Jr.(4)	702,613	7.35%
c/o Endwave
990 Almanor Avenue
Sunnyvale, CA 94085
Julianne M. Biagini(5)	228,265	2.39%
John J. Mikulsky(6)	284,681	2.98%
Mark A. Hebeisen(7)	62,981	*
Steve Polaski(8)	26,069	*
Randolph Blotky(9)	2,316	*
Joseph J. Lazzara(10)	982	*
Wade Meyercord(9)	416	*
Carol Herod Sharer(9)	9,165	*
Edward C.V. Winn(11)	19,243	*
All directors and Named Officers as a group (10 persons)(12)	1,336,731	13.97%

*	Less than one percent.

(1)	This table is based upon information supplied to us by our officers, directors and principal stockholders and upon any Schedules 13D or 13G filed with the Securities and Exchange Commission (the “Commission”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 9,565,654 shares outstanding on March 1, 2004, adjusted as required by rules promulgated by the Commission.

(3)	The shares are held by Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.) (“Northrop Grumman S&MS”), a wholly owned subsidiary of Northrop Grumman Corporation. Northrop Grumman S&MS has the direct power to vote and direct the disposition of the shares. Northrop Grumman Corporation, as the sole parent of Northrop Grumman S&MS has the indirect power to vote and dispose of the shares.

(4)	Includes 589,014 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 180,989 shares would be subject to repurchase by us. Also includes 104,703 shares held by the Keible Family Trust of which Mr. Keible is co-trustee and 625 shares held by Mr. Keible’s father-in-law. Mr. Keible’s spouse shares voting and investment power over the shares held by Mr. Keible’s father-in-law.

(5)	Includes 233,503 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 87,284 shares would be subject to repurchase by us. Also includes 1,234 shares held in a trust for the benefit of Ms. Biagini’s daughter.

(6)	Includes 282,616 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 95,835 shares would be subject to repurchase by us.

(7)	Includes 60,807 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 57,676 shares would be subject to repurchase by us.

(8)	Includes 20,137 shares issuable upon exercise of options exercisable within 60 days of the date of this table.

(9)	Represents shares issuable upon exercise of options exercisable within 60 days of the date of this table.

(10)	Includes 832 shares issuable upon exercise of options exercisable within 60 days of the date of this table.

(11)	Includes 17,993 shares issuable upon exercise of options exercisable within 60 days of the date of this table.

(12)	See footnotes 4 through 11 above, as applicable. Includes 1,206,801 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 421,784 shares would be subject to a repurchase right by us.

Equity Compensation Plan Information

      The following table provides certain information with respect to all of our equity compensation plans in effect as of the end of December 31, 2003.

	Number of		Number of Securities
	Securities to be	Weighted-Average	Remaining Available
	Issued Upon	Exercise Price of	for Issuance Under
	Exercise of	Outstanding	Equity Compensation
	Outstanding Options,	Options,	Plans (Excluding
	Warrants and	Warrants and	Securities Reflected in
Plan Category	Rights(a)	Rights(b)	Column(a))(c)(1)

Equity compensation plans approved by security holders	1,934,661	$3.50	1,548,880 (2)
Equity compensation plans not approved by security holders	0	0	0

Total	1,934,661	$3.50	1,548,880

(1)	Each year on October 17, starting 2001 and continuing through 2005, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Equity Incentive Plan is automatically increased by the lesser of 3,000,000 shares or 6% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by the Board of Directors. In addition, each year on October 17, starting in 2001 and continuing through 2005, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Employee Stock Purchase Plan is automatically increased by the lesser of 350,000 shares or 1.5% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by the Board of Directors.

(2)	Includes 136,606 shares issuable under the 2000 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions

Indemnification

      Our By-Laws provide that we will indemnify our directors and executive officers and may indemnify our other officers, employees and other agents to the extent not prohibited by Delaware law. The By-Laws also require us to advance litigation expenses in the case of stockholder derivative actions or other actions. The indemnified party must repay such advances if it is ultimately determined that the indemnified party is not entitled to indemnification.

Transactions with Northrop Grumman Corporation, TRW Inc. and Velocium

      In connection with our merger with TRW Milliwave Inc. (“TRW Milliwave”) in March 2000, Endwave also entered into agreements with TRW Inc., which was subsequently acquired by Northrop Grumman Corporation. As a result of the acquisition, TRW Inc. is now named Northrop Grumman Space & Mission Systems Corp (“Northrop Grumman”). Northrop Grumman is a stockholder of Endwave owning more than 5% of our Common Stock.

      We maintain a supply agreement and a technology services agreement with Velocium, a business unit of Northrop Grumman, who is a principal stockholder of Endwave. The supply agreement specifies volume and price commitments, and is effective through December 31, 2005. For purchases made under these agreements, we recorded charges to operating expenses of $3.1 million, $7.2 million, and $11.6 million for 2003, 2002, and 2001, respectively.

      We also sell various products and services under purchase orders and agreements to Northrop Grumman, and recognized revenues of $345,000, $837,000 and $1.3 million in 2003, 2002 and 2001, respectively. In the years ended December 31, 2003, 2002 and 2001, the Company incurred costs related to these revenues of approximately $124,000, $235,000 and $1.6 million.

      At December 31, 2003, we had accounts receivable of $105,000 and accounts payable of $1.4 million, related to our supplier and customer relationships with Northrop Grumman, respectively.

      At December 31, 2002, we had accounts receivable of $100,000 and accounts payable of $1.0 million, related to its supplier and customer relationships with Northrop Grumman, respectively.

      During 2001, we provided a $4.3 million warranty charge to cover the actual repair of the transceivers containing faulty components of which $872,000 has been used. We believe that the cause of the component’s out of specification performance has been identified and corrected, and that this reserve is adequate to cover our actual repair costs. Additionally, this reserve will cover any liability for our share of the indirect costs for which our component supplier may ultimately be responsible to our customer.

Other Transactions

      Effective January 1, 2004, the Company executed several agreements related to leasing arrangements for its Sunnyvale headquarters. Due to declining commercial real estate lease rates, the original lease executed in August 1991 was at an above market rate, and would have expired July 2006. This lease has been cancelled, effective January 2004. In consideration of the cancellation, the Company paid its landlord a settlement fee of $3 million. The Company also entered into a new lease for 15,000 square feet in Sunnyvale, California at a lower, at-market rate. The new lease rate is effective January 2004 and will expire July 2006.

Item 14.	Principal Accountant Fees and Services

      The following table shows the fees paid or accrued by Endwave for the audit and other services provided by our auditors Ernst & Young LLP for fiscal 2003 and 2002 (in thousands):

	2003	2002

Audit Fees(1)	$352	$292
Audit Related Fees(2)	22	19
Tax Fees(3)	30	10
All Other Fees(4)	3	—

Total	$407	$321

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, and advice on accounting matters that arose during the audit. Fiscal 2002 audit fees have been amended from the Company’s 2002 Form 10-K to include approximately $52,000 of audit services which had not been billed to the Company at the time of the filing.

(2)	Audit-related fees consisted principally of employee benefit plan audits.

(3)	Tax fees consisted primarily of income tax compliance and related services.

(4)	Represents fees for services provided in connection with other miscellaneous items not otherwise included in the categories above.

      The Audit Committee has determined that the provision by Ernst & Young LLP of non-audit services is compatible with maintaining the independence of Ernst & Young LLP. During fiscal 2003, all services provided by Ernst & Young LLP were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements Schedules and Exhibits.

      (1) The following financial statements are included in Item 8:

Report of Ernst & Young LLP, Independent Auditors
Balance Sheets as of December 31, 2003 and 2002
Statements of Operations for the years ended December 31, 2003, 2002, and 2002
Statement of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001
Statements of Cash Flows for years ended December 31, 2003, 2002, and 2001
Notes to Financial Statements

      (2) The following financial statement schedule is included in item 14(d):

Schedule II — Valuation and Qualifying Accounts

      All other schedules not listed above have been omitted because they are inapplicable or are not required.

      (3) Listing of Exhibits:

Number	Description

2.1(iii)	Asset Purchase Agreement by and among M/ A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated as of April 24, 2001.
2.2(v)	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated as of September 24, 2002.
3.1(i)	Amended and Restated Certificate of Incorporation effective October 20, 2000.
3.2(i)	Amended and Restated Bylaws effective October 20, 2000.
4.1(i)	Form of specimen Common Stock Certificate.
4.2(i)	Investors’ Rights Agreement dated March 31, 2000 by and among the Registrant and certain investors named therein.
4.3(i)	Warrant to Purchase Stock dated March 16, 1998, issued by the Registrant to Silicon Valley Bank for the purchase of shares of the Registrant’s Series E Preferred Stock.
4.4(iii)	Rights Agreement by and between M/ A-COM Tech, Inc. and the Registrant dated as of April 24, 2001.
10.1(i)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.
10.2(i)	1992 Stock Option Plan.
10.3(i)	Form of Incentive Stock Option under 1992 Stock Option Plan.
10.4(i)	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.
10.5(i)	Amended and Restated 2000 Equity Incentive Plan.
10.6(i)	Form of Stock Option Agreement under 2000 Equity Incentive Plan.
10.7(i)	2000 Employee Stock Purchase Plan.
10.8(i)	Form of 2000 Employee Stock Purchase Plan Offering.
10.9(i)	2000 Non-Employee Director Plan.
10.10(i)	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.
10.11(ix)	Executive Officer Severance and Retention Plan.
10.12(iv)	Industrial Lease by and between The Irvine Company and the Registrant dated July 2, 2001.
10.18(i)	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.

Number	Description

10.20(i)	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10.21(i)	Supply Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10.23(i)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.
10.24(ii)	Purchase Agreement No. 1201000 made and entered into by and between Nokia Networks By and Endwave Corporation on November 7, 2000.
10.25(vi)	Contract Change Notice/ Amendment No. 1 to the Supply Agreement by and between TRW Inc. and the Registrant dated March 15, 2002.
10.26(vii)	Purchase Order 88M31651 by and between Lockheed Martin Corporation and the Registrant, dated May 21, 2002.
10.27(viii)	Extension of Validity of Purchase Agreement by and between Nokia and the Registrant dated September 9, 2002.
10.28(ix)	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.
10.29(ix)	Transaction Incentive Plan
10.30+	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302).

(ii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(iii)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K, filed on May 8, 2001.

(iv)	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(v)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K dated September 24, 2002.

(vi)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(vii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(viii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(ix)	Previously filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

+	Confidential treatment has been requested for a portion of this exhibit.

(b) Reports on Form 8-K.

      None.

(d)	Financial Statement Schedule

ENDWAVE CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

      Allowance for doubtful accounts:

		Additions
	Balance at	Charged to	Deductions	Balances
	Beginning	Costs and	and	at End of
	of Period	Expense	Write-offs	Period

	(In thousands)
Year ended December 31, 2003	$324	$126	$(166)	$284

Year ended December 31, 2002	$678	$523	$(877)	$324

Year ended December 31, 2001	$248	$502	$(72)	$678

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

By:	/s/ JULIANNE M. BIAGINI

Julianne M. Biagini
Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Date: March 30, 2004

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

Signature	Title	Date

/s/ EDWARD A. KEIBLE, JR. Edward A. Keible, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2004

/s/ JULIANNE M. BIAGINI Julianne M. Biagini	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ JOSEPH J. LAZZARA Joseph J. Lazzara	Director	March 29, 2004

/s/ EDWARD C.V. WINN Edward C.V. Winn	Director	March 29, 2004

/s/ WADE MEYERCORD Wade Meyercord	Director	March 29, 2004

/s/ CAROL HEROD SHARER Carol Herod Sharer	Director	March 29, 2004

/s/ RANDOLPH M. BLOTKY Randolph M. Blotky	Director	March 29, 2004

INDEX TO EXHIBITS

Number		Description

10	.30+	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.
23.1		Consent of Ernst & Young, LLP Independent Auditors
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested for a portion of this exhibit.