Form 10-Q
period 2004-03-31
ENDWAVE CORP
filed 2004-05-14
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

000-31635
(Commission file number)

ENDWAVE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-4333817 (I.R.S. Employer Identification No.)

776 Palomar Avenue,
Sunnyvale, CA (Address of principal executive offices)	94085 (Zip code)

(408) 522-3100
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ].

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X].

          The number of shares of the registrant’s Common Stock outstanding as of April 28, 2004 was 9,585,277 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDWAVE CORPORATION

CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,181	$13,408
Restricted cash	651	778
Short-term investments	15,035	15,890
Accounts receivable, net	6,213	6,476
Accounts receivable from affiliates, net	67	105
Inventories	9,123	8,119
Equipment held-for-sale	266	306
Other current assets	480	592

Total current assets	43,016	45,674
Property, plant and equipment, net	6,640	7,260
Other assets, net	77	140

	$49,733	$53,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,540	$1,733
Accounts payable to affiliates	703	1,355
Accrued warranty	5,726	5,835
Accrued compensation	1,039	1,139
Notes payable	522	516
Restructuring liabilities, current	86	98
Other current liabilities	476	992

Total current liabilities	10,092	11,668
Notes payable, less current portion	129	262
Other long-term liabilities	81	101
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 authorized, 9,584,623 and 9,347,585 issued and outstanding on March 31, 2004 and December 31, 2003, respectively	9	9
Additional paid-in capital	302,855	302,427
Deferred stock compensation	(85)	(221)
Accumulated other comprehensive income (loss)	1	(2)
Accumulated deficit	(263,270)	(261,091)
Treasury stock, at cost, 39,150 shares	(79)	(79)

Total stockholders’ equity	39,431	41,043

	$49,733	$53,074

(1)	Derived from the Company’s audited financial statements as of December 31, 2003

See accompanying notes.

ENDWAVE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Revenues:
Product revenues ($0 and $65 from affiliates, respectively)	$6,495	$7,597
Development fees	122	60

Total revenues	6,617	7,657

Costs and expenses:
Cost of product revenues ($685 and $665 from affiliates, respectively)	3,971	7,002
Research and development	974	1,102
Selling, general and administrative	1,829	2,508
Restructuring charges, net	2,899	—
Amortization of deferred stock compensation*	119	512
Loss (recovery) on building sublease	(359)	662
Impairment of long-lived assets	—	2,409

Total costs and expenses	9,433	14,195

Loss from operations	(2,816)	(6,538)
Interest and other income, net	637	65

Net loss	$(2,179)	$(6,473)

Basic and diluted net loss per share	$(0.23)	$(0.72)
Shares used in computing of basic and diluted net loss per share	9,472,107	9,014,661
* Amortization of deferred stock compensation:
Cost of product revenues	$64	$113
Research and development	25	166
Selling, general and administrative	30	233

	$119	$512

See accompanying notes to the condensed financial statements.

ENDWAVE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Operating activities:
Net loss	$(2,179)	$(6,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419	777
Impairment of long-lived assets	—	2,409
Amortization of deferred stock compensation	119	512
Gain on the sale of land and equipment	(474)	—
Loss (recovery) on building sublease	(359)	662
Changes in operating assets and liabilities:
Accounts receivable, net	301	(1,215)
Inventories	(1,004)	2,052
Other assets	175	200
Accounts payable	(193)	(9)
Accounts payable to affiliates	(652)	53
Other current and long-term liabilities	(398)	(81)

Net cash used in operating activities	(4,245)	(1,113)

Investing activities:
Purchases of equipment	(6)	(45)
Proceeds on sales of property and equipment	721	—
Purchases of short term investments	(8,508)	(7,279)
Proceeds on maturities of short term investments	9,366	15,942

Net cash provided by investing activities	1,573	8,618

Financing activities:
Payments on capital lease obligations	—	(324)
Payments on notes payable	(127)	(122)
Decrease in restricted cash	127	—
Proceeds from exercises of stock options	445	—

Net cash provided by (used in) financing activities	445	(446)

Net change in cash and cash equivalents	(2,227)	7,059
Cash and cash equivalents at beginning of period	13,408	9,224

Cash and cash equivalents at end of period	$11,181	$16,283

Supplemental cash flow information:
Cash paid for interest	$9	$41

See accompanying notes to the condensed financial statements.

ENDWAVE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Basis of Presentation

     Endwave Corporation (referred to below as Endwave or the Company) designs, manufactures and markets RF (radio frequency) subsystems that enable the transmission, reception and processing of high-speed electromagnetic signals in broadband wireless telecommunications systems, cellular telephone infrastructure networks, defense electronics systems, homeland security and other similar systems requiring RF, microwave and millimeter wave technology.

     The Company designs products to best satisfy its customers’ technical, inventory, logistical, and cost requirements by using proprietary technologies, RF design, and manufacturing expertise. Endwave offers a broad range of products at multiple levels of integration that are optimized for a customer’s specific product and performance needs. Products include RF modules such as power amplifiers, low noise amplifiers, up and down converters, frequency multipliers, oscillators, frequency synthesizers, integrated transceivers, and power amplifier switch combiners used in cellular base stations. The Company’s proprietary circuit and manufacturing technologies enable it to design and manufacture RF subsystems that minimize the use of expensive gallium arsenide and reduce manual labor. The Company uses third-party fabrication facilities both for the manufacture of gallium arsenide and other semiconductor devices, which it designs, and for the assembly and test of its commercial production.

     The accompanying unaudited condensed financial statements of Endwave have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003.

2.	Summary of Significant Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     The Company’s customers are primarily wireless systems integrators and equipment manufacturers who integrate the Company’s products into their products. The Company recognizes product revenues at the time title passes, which is upon product shipment or when withdrawn from a consignment location. Revenues related to product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company recognizes development fees ratably over the estimated term of the development period or when specific milestones are achieved. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production period. In no event are revenues recognized prior to becoming payable by the customer. The costs incurred under these development agreements are included in research and development expenses.

Warranty

     The warranty periods for the Company’s products are generally between one and three years from date of shipment. The Company generally provides for estimated warranty expense at the time of shipment. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required. Based on a review of the warranty level made by management during the first quarter of 2004, no additional warranty provision was accrued for during the quarter.

     Changes in the Company’s product warranty liability during the period ended March 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Balance at December 31	$5,835	$5,583
Warranties accrued	—	110
Warranties settled	(109)	(31)

Balance at March 31	$5,726	$5,662

Impairment of Long-Lived Assets

     For long-lived assets used in operations, the Company records impairment losses when events and circumstances indicate that these assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If less, the impairment losses are based on the excess of the carrying amounts over their respective fair values. Their fair values would then become the new cost basis. Fair value is determined by discounted future cash flows, appraisals, or other methods. For assets held for sale, impairment losses are measured at the lower of the carrying amount of the assets or the fair value of the assets less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as their carrying amount less salvage value, if any, at the time the assets cease to be used.

     During the first quarter of 2003, the Company recorded a charge of $2.4 million to reduce the carrying value of manufacturing equipment based on the amounts by which the carrying value of the assets exceeded their fair value. The evaluation took into consideration the move of production to the Company’s offshore supplier, which increased during 2003. The Company’s estimate of fair value of the assets was based on estimated salvage value of the equipment, less selling costs.

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

Restructuring Charges

          The Company accounts for restructuring activities following formally approved plans that identify the actions and timeline over which the restructuring activities will occur. Restructuring charges include estimates pertaining to employee severance and fringe benefit costs and facility exit costs. The Company reviews remaining restructuring accruals on a quarterly basis and adjusts these accruals when changes in facts and circumstances suggest actual amounts will differ from management’s estimates. Changes in estimates occur when it is apparent that exit and other costs accrued will be more or less than originally estimated.

Stock-Based Compensation

     The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee” (APB 25), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” to account for stock-based awards issued to its employees under its stock option plans and stock purchase plans. Deferred stock compensation is amortized using the graded vesting method over the vesting period of the related options, generally four years.

     For purposes of pro forma disclosures, the Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option-pricing model.

     Following is the pro forma effect on net loss and net loss per share for all periods presented had the Company applied SFAS 123’s fair value method of accounting for stock-based awards issued to its employees.

	Three months ended
	March 31,
	2004	2003
	(in thousands)
Net loss, as reported	$(2,179)	$(6,473)
Add: Stock-based employee compensation expense included in reported net loss	119	512
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(677)	(1,495)

Net loss, pro forma	$(2,715)	$(7,444)

Basic and diluted net loss per share, as reported	$(0.23)	$(0.72)
Basic and diluted net loss per share, pro forma	$(0.29)	$(0.84)

3.	Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and are comprised of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$7,231	$7,298
Work in process	471	153
Finished goods.	1,421	668

	$9,123	$8,119

4.	Notes Payable

     On May 29, 2002, the company obtained a loan, secured by fixed assets, in the amount of $1.5 million from U.S. Bancorp Finance Inc. This loan has a term of 3 years and has a variable interest rate. The rate is 25 basis points above Libor and is reviewed quarterly. The weighted average cost of debt is approximately 4.2% for the first quarter of 2004.

     The following summarizes the future cash payments, excluding interest, in thousands:

Years ending December 31,
2004	$389
2005	262

Total minimum payments required	$651

5.	Property, Plant and Equipment Held for Sale

     At March 31, 2004 and December 31, 2003, the Company had $266,000 and $306,000 of equipment classified as held for sale.

     During the first quarter of 2004, the Company committed to a plan to sell its land and buildings located in Diamond Springs, California. As of March 31, 2004 the fair value of the land and buildings is estimated to exceed the net book value of $3.5 million. The sale may be structured as a sale/leaseback transaction.

6.	Restructuring Charges, Net

     Effective January 2004, the Company executed several agreements related to the leasing arrangements for its Sunnyvale headquarters. Due to declining commercial real estate lease rates, the original lease executed in August 2001 was at an above market rate, and would have expired in July 2006. This lease was cancelled, effective January 2004 and the Company exited the property. In consideration for the cancellation, the Company paid the landlord a settlement fee of approximately $3.0 million resulting in a net lease termination expense of $2.9 million. The Company also entered into a new lease for 16,000 square feet in Sunnyvale, California at a lower, at-market rate. The new lease rate is effective in January 2004 and will expire in August 2006.

     During the third quarter of 2003, the Company recorded a restructuring charge of $490,000 (“the Third Quarter 2003 Plan”), all of which was for severance payments. Through the end of the first quarter of 2004, the Company eliminated 18 positions and made cash payments of $ 483,000 under the Third Quarter 2003 Plan. Severance payments will be complete by the end of the second quarter of fiscal 2004.

Third Quarter 2003 Plan	Severance Benefits
Third quarter 2003 restructuring charge	$490
Cash payments	(470)

Accruals at December 31, 2003	20
Cash payments	(13)

Accruals at March 31, 2004	$7

     During the first quarter of 2002, the Company announced and began to implement a restructuring program (the “First Quarter 2002 Plan”) to reduce operating expenses and further align resources with long-term growth opportunities. The Company recorded a restructuring charge of $3.5 million, the components of which were $1.1 million for severance and fringe benefit costs related to the elimination of 107 positions across all functions, $310,000 for lease termination payments, and $2.1 million for excess equipment. In the fourth quarter of 2002, the Company lowered its estimate of the total costs associated with the First Quarter 2002 Plan and recorded an adjustment of $142,000, which reflected lower than estimated severance and related costs. With the exception of $160,000 of remaining net lease payments on abandoned facilities through 2006, the Company has substantially completed the activities associated with the First Quarter 2002 Plan. Total payments made on the lease during the first quarter of 2004 were $19,000.

7.	Loss (Recovery) on Sublease

     During the first quarter of 2003, the Company subleased 12,700 square feet of its Sunnyvale, California headquarter building to an unrelated third party. The rental income for the lease period was less than the rental expense that would be incurred, and therefore a loss at sublease inception of $662,000 was incurred. There have been no other losses on subleases recorded in the periods presented herein. During the first quarter of 2004, $359,000 of this loss was reversed as the sublease was terminated prior to its expiration date, as part of the overall lease termination described above in Note 6.

8.	Net Loss Per Share

          Basic net loss per share is computed by dividing the net loss for the three months ended March 31, 2004 and 2003, by the weighted average number of shares of common stock outstanding during the period.

          Potential common shares from the assumed exercise of stock options, warrants and convertible securities have been excluded from the net loss per share calculations as their effect would be anti-dilutive due to the Company’s reported net loss.

9.	Comprehensive Income (Loss)

     The Company had $1,000 of other comprehensive income at March 31, 2004 and $2,000 of other comprehensive loss at December 31, 2003 resulting from unrealized gains and losses on its available for sale investments.

10.	Segment Disclosures

          The Company operates in a single segment. The Company’s product sales by geographic location for the three months ended March 31, 2004 and 2003 were as follows (in thousands and as a percentage of total revenues):

	Three months ended March 31,
	2004		2003
United States	$1,451	21.9%	$1,637	21.4%
Finland	3,164	47.8%	4,756	62.1%
Italy	728	11.0%	763	10.0%
Other	1,274	19.3%	501	6.5%

Total	$6,617	100.0%	$7,657	100.0%

          For the three months ended March 31, 2004, Nokia, Stratex Networks and Siemens accounted for 48%, 13% and 11% of total revenues listed above, respectively. For the three months ended March 31, 2003, Nokia, Siemens and Stratex Networks accounted for 62%, 10% and 10% of total revenues listed above, respectively. Nokia, located in Finland, was the only customer in Finland for the quarters ended March 31, 2004 and 2003. No other customer accounted for more than 10% of the Company’s total revenues.

11.	Commitments and Contingencies

          From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and other resources. The Company is not currently aware of any legal proceedings or claims, and management does not believe that the Company is subject to other claims that would constitute material contingencies.

12.	Related Party Transactions

     The Company maintains a supply agreement and a technology services agreement with Northrop Grumman, which is a principal stockholder of Endwave. The supply agreement specifies volume and price commitments, as well as a description of a consigned inventory arrangement. For purchases made under this agreement, the Company recorded charges to costs of product revenues of $685,000 and $647,000 for the first quarter of 2004 and 2003, respectively. The $685,000 of charges to costs of product revenues during the first quarter of 2004 included the reversal of a $793,000 liability that was settled during the quarter.

     The Company also sells various products and services under purchase orders and agreements to Northrop Grumman, and recognized revenues of $0 and $65,000 for the first quarter of 2004 and 2003, respectively. In the quarter ended March 31, 2003, the Company incurred costs related to this revenue of approximately $18,000.

     At March 31, 2004, the Company had accounts receivable of $67,000 and accounts payable of $703,000, related to its supplier and customer relationships with Northrop Grumman.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. The following discussion should be read together with our financial statements, notes to those financial statements and Risk Factors included elsewhere in this Form 10-Q, as well as the information contained under Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2003. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.

Overview

     Revenues for the first quarter of 2004 of $6.6 million were down $1.0 million, or 14%, from the first quarter of 2003, and were down $2.9 million, or 30%, from the fourth quarter of 2003. Revenues were lower than anticipated as slower sales due to seasonal fluctuations were compounded by lower than expected sales to our largest customer. We anticipate a modest increase in our revenues in the second quarter of 2004 with continuing increased demand for our products in the second half of 2004. However, the telecommunications market has been difficult to forecast as the economic recovery has remained slow and inconsistent. This demand outlook has led us to take steps during 2004 to reduce costs and better address our customers’ needs.

     We took the following steps during the first quarter of 2004 to control costs:

•	Effective January 2004, we executed several agreements related to the leasing arrangements for our Sunnyvale headquarters. Due to declining commercial real estate lease rates, the original lease executed in August 2001 was at an above market rate, and would have expired in July 2006. This lease has been cancelled, effective January 2004. In consideration for the cancellation, we paid our landlord a settlement fee of $3.0 million resulting in a net termination expense of $2.9 million. We also entered into a new lease for 16,000 square feet in Sunnyvale, California at a lower, at-market rate. The new lease rate is effective January 2004 and will expire August 2006. Through this settlement and new lease agreement we will realize significant reductions in the facility costs for our Sunnyvale headquarters through the new lease period.

•	In March 2004, we executed a renewal to our master supply agreement with Northrop Grumman through December 31, 2005. This renewal expands our access to Northrop Grumman’s custom wafer processing services, includes guaranteed pricing, and requires that Northrop Grumman hold specified amounts of consigned inventory on our behalf.

     We have continued to focus on consolidating our manufacturing at the location of our offshore partner in Southeast Asia. During the first quarter of 2004 over 70% of our shipped products were manufactured and shipped by our offshore partner. By shifting our production overseas we have realized cost reductions in the manufacturing of our products and have increased flexibility to scale our business.

     During the remainder of 2004 we expect to begin manufacturing product based on our customers’ designs at the location of our offshore partner in Southeast Asia. Accordingly, we expect these products will have a slightly lower gross margin than our internal designs. As a result, our gross margin may be negatively impacted in the near term. We believe, however, that this will allow us to increase market share, establish relationships with new customers, increase revenues, and absorb some of our fixed costs. We would not expect to incur other significant operating costs associated with this model unless we elect to redesign the product.

Results of Operations

     Three months ended March 31, 2004 and 2003

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2004	2003
Total revenues	100.0%	100.0%
Cost of product revenues	60.0	91.5
Research and development	14.7	14.4
Selling, general and administrative	27.6	32.7
Restructuring charges, net	43.8	—
Amortization of deferred stock compensation	1.8	6.7
Loss (recovery) on building sublease	(5.4)	8.6
Impairment of long-lived assets	—	31.5

Total costs and expenses	142.5	185.4

Loss from operations	(42.5)	(85.4)
Interest and other income, net	9.6	0.9

Net loss	(32.9)%	(84.5)%

  Revenues

     Total revenues in the first quarter of 2004 were $6.6 million, a 14% decrease from $7.7 million for the same period in 2003 and were comprised of product revenues and development fees. The first quarter of 2004 revenues were lower than anticipated as slower sales due to seasonal fluctuations were compounded by lower than expected sales to our largest customer.

     Product revenues were $6.5 million in the first quarter of 2004, a 15% decrease from $7.6 million for the same period in 2003. The decrease reflects the lower than expected sales noted above.

     We generate development fees by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Development fees were $122,000 for the three months ended March 31, 2004, as compared to $60,000 in the same period of 2003. The increase in development fees is attributable to increased development of custom designed products for new and existing customers. We expect to generate future product revenues as a result of these development agreements. We do not foresee development fees to be a significant component of our overall revenues in the near term.

  Cost and Expenses

     Cost of product revenues. Cost of product revenues consists primarily of: costs of direct materials and labor utilized to assemble and test our products; equipment depreciation; costs associated with procurement, production control, quality assurance, and manufacturing engineering; costs associated with maintaining our manufacturing facilities; fees paid to our offshore manufacturing partner; and costs associated with warranty returns offset by the benefit of usage of previously reserved material. Cost of product revenues was $4.0 million for the three months ended March 31, 2004, a 43% decrease from $7.0 million for the same period in 2003. As a percentage of revenues, cost of product revenues decreased to 60.0% in the quarter ended March 31, 2004, from 91.5% for the same period in 2003. The percentage improvement is attributable to cost reductions within the manufacturing process, a shift toward variable costs of manufacturing from fixed costs and the reversal of a $793,000 charge to cost of product revenues for a liability that was settled during the quarter. The actions we took to reduce manufacturing costs included the consolidation of our manufacturing sites, greater utilization of offshore manufacturing, introduction of lower cost products and elimination of excess overhead, equipment and capacity. The cost of product revenues was favorably impacted by the utilization of previously reserved inventory amounting to approximately $176,000 during the first quarter of 2004 as compared to $300,000 during the first quarter of 2003. We expect further, although less significant, improvements in cost of product revenues as a result of our continued efforts at cost reduction, introduction of new designs and technology, and further strengthening of our offshore manufacturing model.

     Research and development expenses. Research and development expenses were $1.0 million for the three months ended March 31, 2004, a 12% decrease from $1.1 million for the same period in 2003. As a percentage of revenues, research and development expenses increased to 14.7% in the quarter ended March 31, 2004, from 14.4% for the same period in 2003. The decrease in dollars was primarily attributable to restructuring our engineering team to a more efficient and cost effective size, while still supporting development of new products and research associated with technology to be introduced in 2004. These decreases were partially offset by increased project costs incurred to support the development fees we earned during the first quarter of 2004. The increase in research and development expenses as a percent of revenues was due to lower sales during the first quarter of 2004 than the first quarter of 2003.

     During the remainder of 2004, we expect a moderate increase to research and development expenses as we accelerate certain development programs and begin new development programs. This increase could be more significant if we have an unexpected increase in new customer-specific development projects for which we could receive some development fees.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, and human resources personnel, professional fees, facilities costs and promotional activities. Selling, general and administrative expenses were $1.8 million for the three months ended March 31, 2004, a 27% decrease from $2.5 million for the same period in 2003. As a percentage of revenues, selling, general and administrative expenses decreased to 27.6% in the quarter ended March 31, 2004, from 32.7% for the same period in 2003. The decrease was primarily attributable to our restructuring actions in the third quarter of 2003 and expense control measures. The latter were aimed at bringing operating expenses more in line with revenues and included a significant decrease in facility expenses, partially offset by an increase in professional service fees.

     During the remainder of 2004, we expect a further decline in selling, general and administrative expenses as a result of lower rent expense from our renegotiated lease.

     Restructuring charges, net. During the first quarter of 2004 we incurred a net lease termination fee of $2.9 million related to the termination of the lease agreement for our corporate headquarters in Sunnyvale, California. During the quarter we finalized the renegotiation of the lease, which resulted in a $3.0 million cash payment to our landlord in exchange for substantially reduced rent in a new location. This settlement was partially offset by a $101,000 benefit due to the reversal of deferred rent liability related to the previous lease agreement. There was no such charge in the first quarter of 2003.

     Amortization of deferred stock compensation. Deferred stock compensation charges consist primarily of charges related to the difference between deemed fair market values for financial reporting purposes on the date of employee option grants and the option price for option awards prior to our initial public offering, as well as expenses attributable to the acceleration of options. During the first quarter of 2004, amortization of deferred stock compensation and other option-related expenses were $119,000, a decrease from $512,000 in the same period in 2003. As a percentage of revenues, amortization of deferred stock compensation decreased to 1.8% in the quarter ended March 31, 2004, from 6.7% for the same period in 2003. The decrease was related to the timing of the termination of employees with deferred compensation associated with their stock options and the effects of the graded vested method of amortization, which accelerates the amortization of deferred compensation. Remaining deferred compensation of $85,000 will be amortized during the remainder of 2004.

     Loss (recovery) on building sublease. During the first quarter of 2003, we recorded a charge of $662,000 associated with the sublease of our Sunnyvale, California headquarter building for the excess of the remaining lease obligations over the anticipated sublease income. During the first quarter of 2004, $359,000 of this loss was reversed as the sublease was terminated prior to expiration date, as a part of lease termination noted above.

     Impairment of long-lived assets. During the first quarter of 2003, we evaluated the carrying value of the long- lived assets utilized in our manufacturing process. As we moved more of our production to our offshore partner, we did not need as much manufacturing equipment, and took an impairment charge of $2.4 million for excess manufacturing equipment. The impairment charge was calculated as the difference between the carrying value and the estimated fair value of the equipment, less selling costs. There was no such charge during the first quarter of 2004.

     Interest income, expense and other, net. Net interest income and other, net consists primarily of interest income earned on our cash and cash equivalents and short-term investments and gains and losses on the sale of fixed assets, offset by interest expense on notes payable and capital equipment leases. Interest income, expense and other, net was $637,000 for the three months ended March 31, 2004, an increase from $65,000 for the same period in 2003. As a percentage of revenues, interest income, expense and other, net increased to 9.6% in the quarter ended March 31, 2004, from 0.9% for the same period in 2003. The increase was due primarily to the sale of fixed assets and assets held-for-sale which resulted in a net gain of $473,000 during the quarter. Additionally, there was lower interest expense during the first quarter of 2004 as all of our capital leases were paid off prior to the start of the current fiscal year.

Liquidity and Capital Resources

Selected Financial Liquidity Data

     We had cash, restricted cash, cash equivalents and short-term investments at March 31, 2004 and December 31, 2003 of $26.9 million and $30.1 million, respectively.

     Our principal source of liquidity as of March 31, 2004, consisted of approximately $26.9 million in cash, restricted cash, cash equivalents and short-term investments. During the first quarter of 2004, we consumed $4.2 million of cash in operating activities, as compared to using $1.1 million in the same period of 2003. The increase in the use of cash for the first quarter of 2004 compared to the same period in 2003 was primarily due to the payment of a $3.0 million lease termination fee included in the net loss, the $1.0 million of cash used for the purchase of inventory and a $1.1 million decrease in accounts payable, accounts payable to affiliates and other current and long-term liabilities in the first quarter of 2004, as compared to $2.1 million of cash generated by the reduction of inventory and a minimal decrease in accounts payable, accounts payable to affiliates and other current and long-term liabilities in the first quarter of 2003. This was partially offset by a decrease in accounts receivable of $300,000 during the first quarter of 2004 due to lower revenues as compared to a $1.2 million increase in the first quarter of 2003.

     Investing activities provided cash of $1.6 million in the first quarter of 2004 as compared to $8.6 million in the first quarter of 2003. The decrease in the cash provided by investing activities was primarily due to fewer maturities of short-term investments in the current year as a result of lower investment balances. This was partially offset by $721,000 of proceeds from the sale of property and equipment during the first quarter of 2004.

     Financing activities provided cash of $445,000 in the first quarter of 2004 as compared to a use of $446,000 in the first quarter of 2003. The $445,000 provided by financing activities in the first quarter of 2004 was due to proceeds from the exercise of employee stock options. Financing activities in the first quarter of 2003 included payments on capital lease obligations of $324,000, which were paid off during 2003 and $122,000 on notes payable.

     We believe that our existing cash and investment balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, revenues could decline below our expectations resulting in insufficient cash flow from operations or we may require additional financing to fund strategic acquisitions. As a result, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. With the exception of operating leases, we have not entered into any off-balance sheet financing arrangements, we have not established any variable interest entities, we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets.

     The following table summarizes our future payment obligations for operating leases and notes payable including obligations under the new lease arrangement for our corporate headquarters (excluding interest):

Operating
Years Ending December 31,	Leases
(in thousands)
2004	$251
2005	309
2006	131

Total minimum payments required	$691

Years Ending December 31,	Notes Payable
(in thousands)
2004	$389
2005	262

Total minimum payments required	$651

Risk Factors

     Stockholders or potential investors considering the purchase of shares of our common stock should carefully consider the following risk factors, in addition to other information contained in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial could also impair our business operations.

We expect to operate near our break even point and may not be profitable in the future.

     We have had a history of losses. We had a net loss of $2.2 million for the quarter ended March 31, 2004. Additionally, we had net losses of $7.9 million, $31.0 million, $156.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. While we have taken ongoing restructuring actions, there is no guarantee that these restructuring actions will enable the Company to achieve consistent profitability in the future. Our failure to attain consistent profitability may cause the market price of our common stock to decline in the future.

We depend upon a small number of customers, and the loss of any of them, or their failure to sell their systems, would limit our ability to generate revenues.

     We depend, and expect to remain dependent, on a relatively small number of customers for sales of our products. If our customers reduce orders for our products, we could lose revenues and suffer damage to our reputation in the industry. For the quarter ended March 31, 2004, sales to Nokia, Stratex Networks, and Siemens accounted for 48%, 13% and 11% of total revenues, respectively.

     The loss of any one of our major customers, particularly Nokia, would have a material adverse effect on our business, financial condition or results of operations. Most of our customers are not under any commitment to purchase products from us, except on a purchase order basis. Under our contract with Nokia, Nokia is required to provide us with a weekly rolling forecast for the upcoming 52-week period and we are obligated to provide products to them in a consignment stock location. The amount and type of product shipped to the consignment location is based upon Nokia’s estimate of need and RF frequency. Revenues are recognized at the time product is withdrawn by Nokia from the consignment location, or at the latest, after four months have passed since the date of receipt. As a result, there could be up to a four-month period whereby we would not recognize revenues for product previously shipped. Deliveries are based on forecast but there is no guarantee that the forecast will be fulfilled. Forecasts may vary greatly and can be changed without notice.

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

Until early 2003, our cost of product revenues has exceeded our product revenues, and because we expect competitive conditions will force us to reduce prices in the future, we must achieve further cost reductions in order to maintain sufficient positive gross margins to remain profitable.

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

We may not be able to manufacture and deliver our products as quickly as our customers require, which could cause us to lose sales and would harm our reputation.

     At times in the past, we have not produced products in the volume requested by our customers. In the future, we may not be able to manufacture products and deliver them to our customers at the times, and in the volumes they require. If we fail to manufacture and deliver products in a timely fashion, our reputation may be harmed, we may jeopardize existing orders and lose potential future sales and we may be forced to pay penalties to our customers. Manufacturing delays and interruptions can occur for many reasons including but not limited to:

•	lack of sufficient capacity;

•	the failure of a supplier to deliver needed components on a timely basis, or with acceptable quality;

•	poor manufacturing yields;

•	labor disputes;

•	manufacturing personnel shortages;

•	equipment failures;

•	natural disasters;

•	transportation disruptions;

•	acts of terrorism;

•	changes in inport/export regulations

•	infrastructure failures; and

•	political instability.

     The manufacturing of our products is complex. The yield, or percentage of products manufactured that conform to required specifications, can decrease for many reasons, including materials containing impurities, equipment not functioning in accordance with requirements or human error. If our yield is lower than we expect, we may not be able to deliver products on time.

We rely heavily on our Southeast Asia offshore manufacturing partners to produce product for us. If our partners are unable to produce product in sufficient quantities or with adequate quality or they choose to terminate our partnership arrangements, we may not be able to fulfill our production commitments to our customers, which could cause us to lose sales and would harm our reputation.

     As part of our operating strategy, we partially or wholly outsource the assembly and test of some of our subassemblies and finished products to offshore partners located in Southeast Asia. We plan to continue this arrangement as a key element of our operating strategy. If these vendors do not provide us with high quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis. Factors that could result in an interruption of supply from our offshore partners include, but may not be limited to:

•	changes in local regulations and government policy;

•	currency fluctuations;

•	lack of sufficient capacity;

•	the failure of a supplier to deliver needed components on a timely basis, or with acceptable quality;

•	poor manufacturing yields;

•	labor disputes;

•	manufacturing personnel shortages;

•	equipment failures;

•	natural disasters;

•	transportation disruptions;

•	acts of terrorism;

•	changes in import/export regulations

•	infrastructure failures; and

•	political instability.

     In the event of an interruption of supply from our offshore partners, our reputation may be harmed and we may lose potential future sales.

Our reliance on Northrop Grumman and other third-party semiconductor providers to manufacture our gallium arsenide devices may cause a significant delay in our ability to fill orders and limit our ability to assure product quality and control costs.

     We do not own or operate a semiconductor fabrication facility. We currently rely on the semiconductor fabrication facilities of Northrop Grumman, and other third parties to manufacture substantially all of the gallium arsenide and other semiconductor devices incorporated in our products. The loss of our relationship with any of these third parties or our use of their semiconductor fabrication facilities, and any resulting delay or reduction in the supply of gallium arsenide devices to us, will impact our ability to fulfill customer orders and could damage our relationships with our customers. Our current supply agreement with Northrop Grumman expires in December of 2005.

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

     As part of our business strategy, we may invest in or acquire other businesses, technologies or assets, or enter into strategic relationships with third parties. For future acquisitions, we may issue additional stock, incur debt, assume liabilities, incur amortization expenses related to intangible assets or incur large and immediate write-offs. With the exception of the integration of operations experienced following our merger with TRW Milliwave, our acquisition of certain assets of M/A-COM from Tyco Electronics, our acquisition of the broadband assets of the Fixed Wireless division of Signal Technology Corporation, our acquisition of certain assets of Arcom and our acquisition of certain assets of Verticom, we have no experience in integrating acquired businesses with our existing business. Our operation of any acquired businesses would involve numerous risks, including, but not limited to:

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

For the quarter ended March 31, 2004 78% of our revenues were derived from sales invoiced and shipped to customers outside the United States. In addition, some of our United States based customers may sell products, which incorporate our products, into international markets. Adverse international economic conditions or developments could in the future negatively affect our revenues and sales by our customers into these regions, which would impact our revenues. In addition to the uncertainty as to our ability to maintain and expand our international presence, there are certain risks inherent in foreign operations, including, but not limited to:

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

          We believe that there have been no material changes in our reported market risks since our report on market risks in our annual report on Form 10-K for the year ended December 31, 2003 under the heading corresponding to that set forth above. Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as our investments in cash equivalents include investment grade commercial paper and government securities. We place our investments with high-quality issuers and attempt to limit when possible the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we do not believe we are subject to any material market risk exposure. We do not have any material equity investments or foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b)	Changes in internal controls over financial reporting.

     In connection with various restructuring plans during 2003, there were significant changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). We believe that these changes, although significant, did not materially affect and are not reasonably likely to materially affect our internal controls over financial reporting.

     During the first quarter of 2004, we have implemented additional controls and procedures to ensure that reconciliations, analyses and supporting documentation are prepared on a timely basis. We will continue to refine our internal controls and procedures over time, to continue to ensure the accurate presentation of our financial condition, results of operations and cash flows.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Number	Description
2.1(iii)	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated as of April 24, 2001.

2.2(v)	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated as of September 24, 2002.

3.1(i)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(i)	Amended and Restated Bylaws effective October 20, 2000.

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

4.1(i)	Form of specimen Common Stock Certificate.

4.2(i)	Investors’ Rights Agreement dated March 31, 2000 by and among the Registrant and certain investors named therein.

4.3(i)	Warrant to Purchase Stock dated March 16, 1998, issued by the Registrant to Silicon Valley Bank for the purchase of shares of the Registrant’s Series E Preferred Stock.

4.4(iii)	Rights Agreement by and between M/A-COM Tech, Inc. and the Registrant dated as of April 24, 2001.

10.1(i)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(i)	1992 Stock Option Plan.

10.3(i)	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(i)	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(i)	Amended and Restated 2000 Equity Incentive Plan.

10.6(i)	Form of Stock Option Agreement under 2000 Equity Incentive Plan.

10.7(i)	2000 Employee Stock Purchase Plan.

10.8(i)	Form of 2000 Employee Stock Purchase Plan Offering.

10.9(i)	2000 Non-Employee Director Plan.

10.10(i)	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.11 (ix)	Executive Officer Severance and Retention Plan.

10.12(iv)	Industrial Lease by and between The Irvine Company and the Registrant dated July 2, 2001.

10.18(i)	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.

10.20(i)	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.

10.21(i)	Supply Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.

10.23(i)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.24(ii)	Purchase Agreement No. 1201000 made and entered into by and between Nokia Networks By and Endwave Corporation on November 7, 2000.

10.25(vi)	Contract Change Notice/Amendment No. 1 to the Supply Agreement by and between TRW Inc. and the Registrant dated March 15, 2002.

10.26(vii)	Purchase Order 88M31651 by and between Lockheed Martin Corporation and the Registrant, dated May 21, 2002.

10.27(viii)	Extension of Validity of Purchase Agreement by and between Nokia and the Registrant dated September 9, 2002.

10.28(ix)	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.

10.29(ix)	Transaction Incentive Plan

10.30(x)+	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.

10.31+	Amended and Restated Supply Agreement by and between Northrup Grumman Space and Mission Systems Corp. and Registrant dated March 26, 2004

10.32	Industrial Lease by and between The Irvine Company and the Registrant dated January 28, 2004

10.33	Lease Surrender and Termination Agreement by and between The Irvine Company and the Registrant dated January 28, 2004.

Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302).

(ii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(iii)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K, filed on May 8, 2001.

(iv)	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(v)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K dated September 24, 2002.

(vi)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(vii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(viii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(ix)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(x)	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

+	Confidential treatment has been requested for a portion of this exhibit.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K dated February 4, 2004 to furnish a press release in which we announced our financial results for the quarter ended December 31, 2003.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: May 14, 2004

By:	/s/ Edward A. Keible, Jr.

Edward A. Keible, Jr.

President and Chief Executive Officer

By:	/s/ Julianne M. Biagini

Julianne M. Biagini

Senior Vice President
and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Index to Exhibits

Number	Description
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

10.31+	Amended and Restated Supply Agreement by and between Northrup Grumman Space and Mission Systems Corp. and Registrant dated March 26, 2004.

10.32	Industrial Lease by and between The Irvine Company and the Registrant dated January 28, 2004

10.33	Lease Surrender and Termination Agreement by and between The Irvine Company and the Registrant dated January 28, 2004.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested for a portion of this exhibit.