Form 10-Q/A
period 2003-09-30
ENDWAVE CORP
filed 2004-08-04
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

776 Palomar Avenue,
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
SIGNATURE
EXHIBIT 10.28
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE

     This amended quarterly report on Form 10-Q/A is being filed to amend Part II, Item 6, of the Registrant’s Form 10-Q for the period ended September 30, 2003, for the sole purpose of re-filing Exhibit 10.28. No other modifications or changes have been made to Part II, Item 6 or any other portions of the Registrant’s Form 10-Q as originally filed. This amendment to our Form 10-Q does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

Number	Description
2.1(iii)	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated as of April 24, 2001.
2.2(v)	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated as of September 24, 2002.
3.1(i)	Amended and Restated Certificate of Incorporation effective October 20, 2000.
3.2(i)	Amended and Restated Bylaws effective October 20, 2000.
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.
4.1(i)	Form of specimen Common Stock Certificate.
4.2(i)	Investors’ Rights Agreement dated March 31, 2000 by and among the Registrant and certain investors named therein.
4.3(i)	Warrant to Purchase Stock dated March 16, 1998, issued by the Registrant to Silicon Valley Bank for the purchase of shares of the Registrant’s Series E Preferred Stock.
4.4(iii)	Rights Agreement by and between M/A-COM Tech, Inc. and the Registrant dated as of April 24, 2001.
10.1(i)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.
10.2(i)	1992 Stock Option Plan.
10.3(i)	Form of Incentive Stock Option under 1992 Stock Option Plan.
10.4(i)	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.
10.5(i)	Amended and Restated 2000 Equity Incentive Plan.
10.6(i)	Form of Stock Option Agreement under 2000 Equity Incentive Plan.
10.7(i)	2000 Employee Stock Purchase Plan.
10.8(i)	Form of 2000 Employee Stock Purchase Plan Offering.
10.9(i)	2000 Non-Employee Director Plan.
10.10(i)	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.
10.11 (ix)	Executive Officer Severance and Retention Plan.
10.12(iv)	Industrial Lease by and between The Irvine Company and the Registrant dated July 2, 2001.
10.18(i)	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.
10.20(i)	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10.21(i)	Supply Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10.23(i)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.
10.24(ii)	Purchase Agreement No. 1201000 made and entered into by and between Nokia Networks By and Endwave Corporation on November 7, 2000.
10.25(vi)	Contract Change Notice/Amendment No. 1 to the Supply Agreement by and between TRW Inc. and the Registrant dated March 15, 2002.
10.26(vii)	Purchase Order 88M31651 by and between Lockheed Martin Corporation and the Registrant, dated May 21, 2002.
10.27(viii)	Extension of Validity of Purchase Agreement by and between Nokia and the Registrant dated September 9, 2002.

10.28+	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.
10.29	Transaction Incentive Plan.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302).

(ii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(iii)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K, filed on May 8, 2001.

(iv)	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(v)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K dated September 24, 2002.

(vi)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(vii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(viii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

+	Confidential treatment has been requested for a portion of this exhibit.

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

ENDWAVE CORPORATION Date: August 4, 2004
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