Form 10-K/A
period 2003-12-31
ENDWAVE CORP
filed 2004-08-04
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Index to Exhibits.
EXHIBIT 10.30
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE

     This amended annual report on Form 10-K/A is being filed to amend Part IV, Item 15, of the Registrant’s Form 10-K for the period ended December 31, 2003, for the sole purpose of re-filing Exhibit 10.30. No other modifications or changes have been made to Part IV, Item 15 or any other portions of the Registrant’s Form 10-K as originally filed. This amendment to our Form 10-K does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events.

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

Date: August 4, 2004

POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signatures	Title	Date

	/s/ EDWARD A. KEIBLE, JR.	Chief Executive Officer, President and Director	August 4, 2004
(Principal Executive Officer)
Edward A. Keible, Jr.

	/s/ JULIANNE M. BIAGINI	Senior Vice President and Chief Financial Officer	August 4, 2004
(Principal Financial and Accounting Officer)
Julianne M. Biagini

	*	Director	August 4, 2004

Joseph J. Lazzara

	*	Director	August 4, 2004

Edward C.V. Winn

	*	Director	August 4, 2004

Wade Meyercord

	*	Director	August 4, 2004

Carol Herod Sharer

	*	Director	August 4, 2004

Randolph M. Blotky

By:	/s/ Edward A. Keible, Jr.

Edward A. Keible, Jr.
Attorney-in-fact

Index to Exhibits.

Number	Description

10.30+	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested for a portion of this exhibit.