Form 10-Q
period 2004-06-30
ENDWAVE CORP
filed 2004-08-13
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     The number of shares of the registrant’s Common Stock outstanding as of July 30, 2004 was 9,701,995 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDWAVE CORPORATION

CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$18,092	$13,408
Restricted cash	—	778
Short-term investments	13,486	15,890
Accounts receivable, net	5,535	6,476
Accounts receivable from affiliates, net	2	105
Inventories	7,441	8,119
Equipment held-for-sale	259	306
Other current assets	388	592

Total current assets	45,203	45,674
Property, plant and equipment, net	2,778	7,260
Other assets, net	117	140

	$48,098	$53,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,493	$1,733
Accounts payable to affiliates	125	1,355
Accrued warranty	4,754	5,835
Accrued compensation	946	1,139
Notes payable	—	516
Restructuring liabilities, current	86	98
Other current liabilities	862	992

Total current liabilities	8,266	11,668
Notes payable, less current portion	—	262
Other long-term liabilities	682	101
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 authorized, 9,698,995 and 9,347,585 issued and outstanding on June 30, 2004 and December 31, 2003, respectively	9	9
Additional paid-in capital	302,963	302,427
Deferred stock compensation	—	(221)
Accumulated other comprehensive loss	(44)	(2)
Accumulated deficit	(263,699)	(261,091)
Treasury stock, at cost, 39,150 shares	(79)	(79)

Total stockholders’ equity	39,150	41,043

	$48,098	$53,074

(1)	Derived from the Company’s audited financial statements as of December 31, 2003

See accompanying notes.

ENDWAVE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Product revenues	$7,246	$7,900	$13,741	$15,432
Product revenues from affiliates	42	74	42	139
Development fees	288	496	410	556

Total revenues	7,576	8,470	14,193	16,127

Costs and expenses:
Cost of product revenues	5,241	6,168	9,212	13,151
Cost of product revenues from affiliates	16	22	16	41
Research and development	1,083	1,445	2,057	2,547
Selling, general and administrative	1,705	2,724	3,534	5,232
Restructuring charges, net	—	—	2,899	—
Amortization of deferred stock compensation*	85	84	204	596
Loss (recovery) on building sublease	—	—	(359)	662
Impairment of long-lived assets	—	—	—	2,409

Total costs and expenses	8,130	10,443	17,563	24,638

Loss from operations	(554)	(1,973)	(3,370)	(8,511)
Interest and other income, net	125	77	762	142

Net loss	$(429)	$(1,896)	$(2,608)	$(8,369)

Basic and diluted net loss per share	$(0.04)	$(0.21)	$(0.27)	$(0.93)
Shares used in computing of basic and diluted net loss per share	9,655,341	9,056,441	9,563,724	9,035,666

*	Amortization of deferred stock compensation:

Cost of product revenues	$45	$50	$109	$163
Research and development	19	14	44	180
Selling, general and administrative	21	20	51	253

	$85	$84	$204	$596

See accompanying notes.

ENDWAVE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2004	2003
Operating activities:
Net loss	$(2,608)	$(8,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	833	1,464
Impairment of long-lived assets	—	2,409
Amortization of deferred stock compensation	204	596
Gain on the sale of land and equipment	(469)	—
Loss (recovery) on building sublease	(359)	662
Changes in operating assets and liabilities:
Accounts receivable, net	1,044	(1,650)
Inventories	678	3,018
Other assets	227	508
Accounts payable	(240)	352
Accounts payable to affiliates	(1,230)	48
Accrued warranty	(1,081)	215
Accrued compensation and other current and long-term liabilities	(172)	137

Net cash used in operating activities	(3,173)	(610)

Investing activities:
Purchases of equipment	(114)	(53)
Proceeds on sales of property and equipment	5,056	113
Purchases of Verticom assets	—	(250)
Purchases of short term investments	(12,037)	(14,708)
Proceeds on maturities of short term investments	14,399	19,998

Net cash provided by investing activities	7,304	5,100

Financing activities:
Payments on capital lease obligations	—	(1,259)
Payments on notes payable	(778)	(245)
Decrease in restricted cash	778	—
Proceeds from stock issuance	92	—
Proceeds from exercises of stock options	461	47

Net cash provided by (used in) financing activities	553	(1,457)

Net change in cash and cash equivalents	4,684	3,033
Cash and cash equivalents at beginning of period	13,408	9,224

Cash and cash equivalents at end of period	$18,092	$12,257

Supplemental cash flow information:
Cash paid for interest	$19	$98

See accompanying notes.

ENDWAVE CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Basis of Presentation

     Endwave Corporation (referred to below as “Endwave” or “the Company”) designs, manufactures and markets RF (radio frequency) subsystems that enable the transmission, reception and processing of high-speed electromagnetic signals in broadband wireless telecommunications systems, cellular telephone infrastructure networks, defense electronics systems, homeland security and other similar systems requiring RF, microwave and millimeter wave technology.

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

     The accompanying unaudited condensed financial statements of Endwave have been prepared in conformity with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Summary of Significant Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     The Company’s customers are primarily wireless systems integrators and equipment manufacturers who integrate the Company’s products into their products. The Company recognizes product revenues at the time title passes, which is upon product shipment or when withdrawn from a consignment location. Revenues related to product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues under development contracts are generally recorded on a percentage of completion basis, generally using project hours as the basis to measure progress toward completing the contract and recognizing revenue. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production period. In no event are revenues recognized prior to becoming payable by the customer. The costs incurred under these development agreements are included in research and development expenses.

Warranty

     The warranty periods for the Company’s products are generally between one and three years from date of shipment. The Company generally provides for estimated warranty expense at the time of shipment. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required. During the second quarter of 2004, the Company determined that approximately $1.3 million of warranty accrual related to a possible pattern defect on a specific customer issue was no longer necessary. The amount is included in “warranties settled or reversed” in the table below. This decrease in the warranty accrual was partially offset by increases to the warranty accrual of $574,000 during the six months ended June 30, 2004.

     Changes in the Company’s product warranty liability during the six-month period ended June 30, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Balance at December 31	$5,835	$5,583
Warranties accrued	574	229
Warranties settled or reversed	(1,655)	(14)

Balance at June 30	$4,754	$5,798

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

     During the first quarter of 2003, the Company recorded a charge of $2.4 million to reduce the carrying value of manufacturing equipment based on the amounts by which the carrying value of the assets exceeded their salvage value. The impairment took into consideration the move of production to the Company’s offshore supplier, which increased during 2003.

     During the third quarter of 2003, the Company recorded an additional charge of $139,000 to reduce the carrying value of engineering equipment based on the amounts by which the carrying value of these assets exceeded their fair value. The impairment evaluation took in to consideration the reduction in engineering headcount that occurred during the third quarter of 2003. The Company’s estimate of the fair value of the assets was based on sales prices of similar equipment.

Restructuring Charges

     Restructuring charges include estimates pertaining to employee severance and fringe benefit costs and facility exit costs. In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), costs associated with restructuring activities initiated after December 31, 2002 have been recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company reviews remaining restructuring accruals on a quarterly basis and adjusts these accruals when changes in facts and circumstances suggest actual amounts will differ from management’s estimates. Changes in estimates occur when it is apparent that exit and other costs accrued will be more or less than originally estimated.

Stock-Based Compensation

     The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee”, as permitted by SFAS 123, “Accounting for Stock-Based Compensation”, subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to account for stock-based awards issued to its employees under its stock option plans and stock purchase plans. Deferred stock compensation is amortized using the graded vesting method over the vesting period of the related options, generally four years.

     For purposes of pro forma disclosures, the Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option-pricing model.

     Following is the pro forma effect on net loss and net loss per share for all periods presented had the Company applied SFAS 123’s fair value method of accounting for stock-based awards issued to its employees.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)
Net loss, as reported	$(429)	$(1,896)	$(2,608)	$(8,369)
Add: Stock-based employee compensation expense included in reported net loss	85	84	204	596
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(1,057)	(1,419)	(1,734)	(2,902)

Net loss, pro forma	$(1,401)	$(3,231)	$(4,138)	$(10,675)

Basic and diluted net loss per share, as reported	$(0.04)	$(0.21)	$(0.27)	$(0.93)
Basic and diluted net loss per share, pro forma	$(0.15)	$(0.36)	$(0.43)	$(1.18)

3. Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and are comprised of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$5,586	$7,298
Work in process	651	153
Finished goods	1,204	668

	$7,441	$8,119

4. Notes Payable

     On May 29, 2002, the Company obtained a loan, secured by fixed assets, in the amount of $1.5 million from U.S. Bancorp Finance, Inc. This loan had a term of three years and has a variable interest rate. The rate was 25 basis points above LIBOR and reviewed quarterly. During the second quarter of 2004, the Company paid-off the remaining loan balance of $477,000 and, as such, there are no future payments to be made on the note.

5. Property, Plant and Equipment

     During the second quarter of 2004, the Company finalized the sale of its land and two buildings located in Diamond Springs, California. The Company received $4.3 million for the land and buildings net of related closing costs and legal fees. The net book value of the property on the date of sale was $3.5 million. At the time of the closing, the Company entered into a five-year operating lease with the new owner for one of the two buildings. As a result of the sale-leaseback transaction, the Company will recognize an overall gain of $777,000, which will be recognized on a straight-line basis over the term of the lease as an offset to rent expense.

     At June 30, 2004 and December 31, 2003, the Company had $259,000 and $306,000 of equipment classified as held for sale.

6. Restructuring Charges, Net

     Effective January 2004, the Company executed several agreements related to the lease of its Sunnyvale headquarters. Due to declining commercial real estate lease rates, the original lease executed in August 2001 was at an above market rate, and would have expired in July 2006. This lease was cancelled, effective January 2004, and the Company exited the property. In consideration for the cancellation, the Company paid the landlord a settlement fee of approximately $3.0 million, resulting in a net lease termination expense of $2.9 million. The Company also entered into a new lease for 16,000 square feet in Sunnyvale, California at a lower, at-market rate. The new lease was effective as of January 2004 and will expire in August 2006.

     During the third quarter of 2003, the Company recorded a restructuring charge of $490,000 (the “Third Quarter 2003 Plan”), all of which was for severance payments. Through the end of the second quarter of 2004, the Company eliminated 18 positions and made cash payments of $484,000 under the Third Quarter 2003 Plan. Severance payments will be complete by the end of the third quarter of fiscal 2004.

Third Quarter 2003 Plan	Severance Benefits
Third quarter 2003 restructuring charge	$490
Cash payments	(470)

Accruals at December 31, 2003	20
Cash payments	(14)

Accruals at June 30, 2004	$6

     During the first quarter of 2002, the Company announced and began to implement a restructuring program (the “First Quarter 2002 Plan”) to reduce operating expenses and align resources with long-term growth opportunities. The Company recorded a restructuring charge of $3.5 million, the components of which were $1.1 million for severance and fringe benefit costs related to the elimination of 107 positions across all functions, $310,000 for lease termination payments, and $2.1 million for excess equipment. In the fourth quarter of 2002, the Company lowered its estimate of the total costs associated with the First Quarter 2002 Plan and recorded an adjustment of $142,000, which reflected lower than estimated severance and related costs. With the exception of $140,000 of remaining net lease payments on abandoned facilities through 2006, the Company has substantially completed the activities associated with the First Quarter 2002 Plan. Total payments made on the lease during the second quarter and first six months of 2004 were $20,000 and $39,000, respectively.

7. Loss (Recovery) on Sublease

     During the first quarter of 2003, the Company subleased 12,700 square feet of its Sunnyvale, California headquarter building to an unrelated third party. The rental income for the lease period was less than the rental expense that would be incurred and, therefore, a loss at sublease inception of $662,000 was incurred. There have been no other losses on subleases recorded in the periods presented herein. During the first quarter of 2004, $359,000 of this loss was reversed as the sublease was terminated prior to its expiration date, as part of the overall lease termination described above in Note 6.

8. Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing the net loss for the three and six months ended June 30, 2004 and 2003, by the weighted average number of shares of common stock outstanding during the period.

     Potential common shares from the assumed exercise of stock options have been excluded from the net loss per share calculations as their effect would be anti-dilutive due to the Company’s reported net loss.

9. Comprehensive Income (Loss)

     The Company had $44,000 of other comprehensive loss at June 30, 2004 and $2,000 of other comprehensive loss at December 31, 2003 resulting from unrealized losses on its available-for-sale investments.

10. Segment Disclosures

     The Company operates in a single segment. The Company’s product sales by geographic location for the three and six months ended June 30, 2004 and 2003 were as follows (in thousands and as a percentage of total revenues):

	Three months ended June 30,
	2004		2003
United States	$1,212	16.0%	$2,762	32.6%
Finland	4,377	57.8%	4,782	56.5%
Singapore	1,061	14.0%	—	0.0%
Other	926	12.2%	926	10.9%

Total	$7,576	100.0%	$8,470	100.0%

	Six months ended June 30,
	2004		2003
United States	$2,663	18.8%	$4,399	27.3%
Finland	7,541	53.1%	9,538	59.1%
Singapore	1,467	10.3%	—	0.0%
Other	2,522	17.8%	2,190	13.6%

Total	$14,193	100.0%	$16,127	100.0%

     For the three months ended June 30, 2004, Nokia and Nera accounted for 58% and 14% of total revenues listed above, respectively. For the three months ended June 30, 2003, Nokia and Stratex Networks accounted for 56% and 15% of total revenues listed above, respectively. For the periods presented, no other customer accounted for more than 10% of the Company’s total revenues.

     For the six months ended June 30, 2004, Nokia and Nera accounted for 53% and 10% of total revenues listed above, respectively. For the six months ended June 30, 2003, Nokia and Stratex Networks accounted for 59% and 13% of total revenues listed above, respectively. For the periods presented, no other customer accounted for more than 10% of the Company’s total revenues.

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

12. Related Party Transactions

     The Company maintains a supply agreement and a technology services agreement with Northrop Grumman, which is a principal stockholder of Endwave. The supply agreement specifies volume and price commitments, as well as a description of a consigned inventory arrangement. Under this agreement, the Company purchased inventory of $662,000 and $376,000 for the second quarter of 2004 and 2003, respectively, and $1.3 million and

$1.0 million for the first six months of 2004 and 2003, respectively. The $1.3 million of purchases made during the first six months of 2004 is net of the reversal of a $793,000 liability pertaining to this agreement that was settled during the first quarter of fiscal 2004.

     The Company also sells various products and services under purchase orders and agreements to Northrop Grumman, and recognized revenues of $42,000 and $74,000 for the second quarter of 2004 and 2003, respectively, and $42,000 and $139,000 for the first six months of 2004 and 2003 respectively. The Company incurred costs related to this revenue of approximately $16,000 and $22,000 during the second quarter of 2004 and 2003, respectively, and $16,000 and $41,000 during the first six months of 2004 and 2003, respectively.

     At June 30, 2004, the Company had accounts receivable of $2,000 and accounts payable of $125,000, related to its customer and supplier relationships with Northrop Grumman.

13. Subsequent Event

     On July 21, 2004, the Company announced the acquisition of all of the outstanding shares of capital stock of JCA Technology, Inc., a wholly owned subsidiary of Bookham Technology plc., and a provider of RF amplifiers and modules to the defense, commercial radar, and homeland security markets, for approximately $6.0 million in cash. The acquisition will be accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.”

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

Overview

     Revenues for the second quarter of 2004 of $7.6 million were down $894,000, or 11%, from the second quarter of 2003. Revenues for the first six months of 2004 of $14.2 million were down $1.9 million or 12%, from the first six months of 2003. The decrease in revenue is primarily due to decreased sales to our largest customer during the second quarter and first six months of 2004 as compared with the respective periods in 2003.

     Revenues were up $1.0 million, or 14%, from the first quarter of 2004 as sales increased to our largest customer and we had increased shipments to another customer making them a significant customer for the first time during the second quarter of 2004. Sales to this customer were concentrated in Singapore.

     We anticipate third quarter revenues of 2004, to be consistent with second quarter 2004 revenues. We anticipate increasing revenues during the fourth quarter of 2004 as we ramp up sales to our European customers after a seasonal lull in the third quarter, and as we fully integrate our acquisition of JCA Technology, Inc. into our operations. However, the telecommunications market has been difficult to forecast as the economic recovery has remained slow and inconsistent and the integration of our acquisition is also susceptible to uncertainty. See “Risk Factors” below.

     During 2004, we have undertaken a number of steps to increase revenues while working to reduce costs and better address our customers’ needs.

     We took the following steps during 2004:

°	On July 21, 2004, we announced the acquisition of JCA Technology, Inc., a provider of RF amplifiers and modules to the defense, commercial radar, and homeland security market for approximately $6.0 million in cash. We anticipate revenues from the acquisition will be $1.0 million to $2.0 million per quarter after full integration of the operation, which is expected to occur by the end of 2004.

°	During the second quarter of 2004, we finalized the sale of our land and two buildings located in Diamond Springs, California. We received $4.3 million for the land and buildings net of related closing costs and legal fees. The net book value of the property on the date of sale was $3.5 million. At the time of the closing, we entered into a five-year operating lease with the new owner for one of the two buildings. As a result of the sale-leaseback transaction, we will recognize an overall gain of $777,000, which will be recognized on a straight-line basis over the term of the lease as an offset to rent expense.

°	Effective January 2004, we executed several agreements related to the lease of our Sunnyvale headquarters. Due to declining commercial real estate lease rates, the original lease executed in August 2001 was at an above market rate, and would have expired in July 2006. This lease has been cancelled, effective January 2004. In consideration for the cancellation, we paid our landlord a settlement fee of $3.0 million, resulting in a net termination expense of $2.9 million. We also entered into a new lease for 16,000 square feet in Sunnyvale, California at a lower, at-market rate. The new lease is effective January 2004 and will expire August 2006. Through this settlement and new lease agreement, we will realize significant reductions in the facility costs for our Sunnyvale headquarters through the new lease period.

°	In March 2004, we executed a renewal to our master supply agreement with Northrop Grumman through December 31, 2005. This renewal expands our access to Northrop Grumman’s custom wafer processing services, includes guaranteed pricing, and stipulates that Northrop Grumman hold specified amounts of consigned inventory on our behalf.

     We have continued to focus on consolidating our manufacturing at the location of our partner in Southeast Asia. During the first half of 2004, over 70% of our shipped products were manufactured and shipped by our offshore partner. By shifting our production overseas, we have realized cost reductions in the manufacturing of our products and have increased flexibility to scale our business.

     During the remainder of 2004, we expect to begin manufacturing product based on our customers’ designs at the location of our partner in Southeast Asia. Accordingly, we expect these products will have a slightly lower gross margin than our internal designs. As a result, our gross margin may be negatively impacted in the near term while increasing after we have had the opportunity to secure material cost savings and redesign products for lower costs and more efficient processes. We believe, however, that this model will allow us to increase market share, establish relationships with new customers, and further absorb some of our fixed costs. We would not expect to incur other significant operating costs associated with this model unless we elect to redesign the product.

Results of Operations

     Three and six months ended June 30, 2004 and 2003

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of product revenues	69.4	73.1	65.0	81.8
Research and development	14.3	17.0	14.5	15.8
Selling, general and administrative	22.5	32.2	24.9	32.4
Restructuring charges, net	—	—	20.4	—
Amortization of deferred stock compensation	1.1	1.0	1.4	3.7
Loss (recovery) on building sublease	—	—	2.5)	4.1
Impairment of long-lived assets	—	—	—	14.9

Total costs and expenses	107.3	123.3	123.7	152.7

Loss from operations	(7.3)	(23.3)	(23.7)	(52.8)
Interest and other income, net	1.6	0.9	5.3	0.9

Net loss	(5.7)%	(22.4)%	(18.4)%	(51.9)%

  Revenues

     Total revenues in the second quarter of 2004 were $7.6 million, an 11% decrease from $8.5 million for the same period in 2003 and were comprised of product revenues and development fees. Total revenues for the first half of 2004 were $14.2 million, a 12% decrease from $16.1 million for the same period in 2003. The decrease in revenues for the three and six months ended June 30, 2004 is primarily due to decreased shipments to our largest customer partially offset by increased sales to another customer making them a significant customer for the first time during the second quarter of 2004. Sales to this customer were concentrated in Singapore.

     Product revenues were $7.3 million in the second quarter of 2004, a 13% decrease from $8.4 million for the same period in 2003. Product revenues were $13.8 million in the first half of 2004, a 14% decrease from $16.0 million for the same period in 2003. The decrease reflects the decreased shipments to our largest customer noted above.

     We generate development fees by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Development fees were $288,000 and $410,000 for the three and six months ended June 30, 2004, respectively, as compared to $488,000 and $584,000 for the three and six months ended June 30, 2003. The decrease in development fees is attributable to decreased funding for the development of custom designed products for new and existing customers. We expect to generate future product revenues as a result of these development agreements. We do not foresee development fees to be a significant component of our overall revenues in the near term.

  Cost and Expenses

     Cost of product revenues. Cost of product revenues consists primarily of: costs of direct materials and labor utilized to assemble and test our products; equipment depreciation; costs associated with procurement, production control, quality assurance, and manufacturing engineering; costs associated with maintaining our manufacturing facilities; fees paid to our offshore manufacturing partner; and costs associated with warranty returns offset by the benefit of usage of materials that were previously written off.

     Cost of product revenues was $5.3 million for the three months ended June 30, 2004, a 15% decrease from $6.2 million for the same period in 2003. As a percentage of revenues, cost of product revenues decreased to 69.4% in the quarter ended June 30, 2004, from 73.1% for the same period in 2003. The percentage improvement is attributable to cost reductions within the manufacturing process and a shift toward variable costs of manufacturing from fixed costs. The actions we took to reduce manufacturing costs included the consolidation of our manufacturing sites, greater utilization of offshore manufacturing, introduction of lower cost products and elimination of excess overhead, equipment and capacity. The cost of product revenues was favorably impacted by the utilization of inventory that was previously written-off amounting to approximately $70,000 during the second quarter of 2004 as compared to $100,000 during the second quarter of 2003.

     Cost of product revenues was $9.2 million for the six months ended June 30, 2004, a 30% decrease from $13.2 million for the same period in 2003. As a percentage of revenues, cost of product revenues decreased to 65.0% in the six months ended June 30, 2004, from 81.8% for the same period in 2003. The percentage improvement is attributable to cost reductions within the manufacturing process, a shift toward variable costs of manufacturing from fixed costs and the reversal of a $793,000 charge to cost of product revenues for a liability that was settled during the first quarter of 2004. The cost of product revenues was favorably impacted by the utilization of previously reserved inventory amounting to approximately $247,000 during the first half of 2004 as compared to $400,000 during the first half of 2003.

     Research and development expenses. Research and development expenses were $1.1 million for the three months ended June 30, 2004, a 25% decrease from $1.4 million for the same period in 2003. As a percentage of revenues, research and development expenses decreased to 14.3% in the quarter ended June 30, 2004, from 17.1% for the same period in 2003. The decrease was primarily attributable to restructuring our engineering team to a more efficient and cost effective size, while still supporting development of new products and research associated with technology being introduced in 2004. These decreases were partially offset by increased project costs incurred to support the development fees we earned during the second quarter of 2004.

     Research and development expenses were $2.1 million for the six months ended June 30, 2004, a 19% decrease from $2.5 million for the same period in 2003. As a percentage of revenues, research and development expenses decreased to 14.5% in the six months ended June 30, 2004, from 15.8% for the same period in 2003. The decrease was primarily attributable to the restructuring of our engineering team partially offset by increased project costs as noted above.

     During the remainder of 2004, we expect a significant increase to research and development expenses as we integrate the engineers added as part of our July 2004 acquisition of JCA Technology, Inc. and as we accelerate certain development programs and begin new development programs. Additionally, there may be unexpected increases to research and development expenses due to new customer-specific development projects for which we could receive some development fees.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, and human resources personnel, professional fees, facilities costs and promotional activities. Selling, general and administrative expenses were $1.7 million for the three months ended June 30, 2004, a 37% decrease from $2.7 million for the same period in 2003. As a percentage of revenues, selling, general and administrative expenses decreased to 22.5% in the quarter ended June 30, 2004, from 32.2% for the same period in 2003. The decrease was primarily attributable to our restructuring actions in the third quarter of 2003 and expense control measures. The latter were aimed at bringing operating expenses more in line with revenues and included a significant decrease in facility expenses, partially offset by an increase in professional service fees.

     Selling, general and administrative expenses were $3.5 million for the six months ended June 30, 2004, a 32% decrease from $5.2 million for the same period in 2003. As a percentage of revenues, selling, general and administrative expenses decreased to 24.9% in the six months ended June 30, 2004, from 32.4% for the same period in 2003. As noted above, the decrease was primarily attributable to our restructuring actions in the third quarter of 2003 and expense control measures.

     During the remainder of 2004, we expect substantial increases in selling, general and administrative expenses as we integrate the sales, marketing and administrative personnel added as part of our July 2004 acquisition of JCA Technology, Inc. and as we implement Section 404 of the Sarbanes-Oxley Act.

     Restructuring charges, net. During the first quarter of 2004, we incurred a net lease termination fee of $2.9 million related to the termination of the lease agreement for our corporate headquarters in Sunnyvale, California. During the first quarter we finalized the renegotiation of the lease, which resulted in a $3.0 million cash payment to our landlord in exchange for substantially reduced rent in a new location. This settlement was partially offset by a $101,000 benefit due to the reversal of deferred rent liability related to the previous lease agreement. There was no such charge in the second quarter of 2004 or in 2003.

     Amortization of deferred stock compensation. Deferred stock compensation charges consist primarily of charges related to the difference between deemed fair market values for financial reporting purposes on the date of employee option grants and the option price for option awards prior to our initial public offering, as well as expenses attributable to the acceleration of options. During the second quarter of 2004, amortization of deferred stock compensation was $85,000, consistent with $84,000 in the same period in 2003.

     During the first six months of 2004, amortization of deferred stock compensation was $204,000, a decrease from $596,000 in the same period in 2003. The decrease was related to the timing of the termination of employees with deferred compensation associated with their stock options and the effects of the graded vested method of amortization, which accelerates the amortization of deferred compensation.

     As of June 30, 2004, there is no remaining deferred stock compensation, therefore, no additional amortization will be recognized during the remainder of 2004.

     Loss (recovery) on building sublease. During the first quarter of 2003, we recorded a charge of $662,000 associated with the sublease of our Sunnyvale, California headquarter building for the excess of the remaining lease obligations over the anticipated sublease income. During the first quarter of 2004, $359,000 of this loss was reversed as the sublease was terminated prior to expiration date, as a part of lease termination noted above. There was no such charge or recovery during the second quarter of 2004.

     Impairment of long-lived assets. During the first quarter of 2003, we evaluated the carrying value of the long-lived assets utilized in our manufacturing process. As we moved more of our production to our offshore partner, we did not need as much manufacturing equipment, and took an impairment charge of $2.4 million for excess manufacturing equipment. The impairment charge was calculated as the difference between the carrying value and the estimated salvage value of the equipment. There was no such charge during the first half of 2004.

     Interest and other income, net. Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments and gains and losses on the sale of fixed assets, offset by interest expense on notes payable and capital equipment leases. Interest and other income, net was $125,000 for the three months ended June 30, 2004, an increase from $77,000 for the same period in 2003. As a percentage of revenues, interest and other income, net increased to 1.6% in the quarter ended June 30, 2004, from 0.9% for the same period in 2003. The increase was primarily due to lower interest expense as all capital leases were paid off prior to the start of the current fiscal year.

     Interest and other income, net was $762,000 for the six months ended June 30, 2004, an increase from $142,000 for the same period in 2003. As a percentage of revenues, interest income, expense and other, net increased to 5.4% in the six months ended June 30, 2004, from 0.9% for the same period in 2003. The increase was due primarily to the sale of land, fixed assets and assets held for sale during the first quarter of 2004, which resulted in a net gain of $473,000 during the period. Additionally, as noted above, there was lower interest expense during the first half of 2004 as all of our capital leases were paid off prior to the start of the current fiscal year. Interest income is expected to decrease in the next quarter as a result of the reduced cash balance after the payment in July 2004 of $6.0 million for the acquisition of JCA Technology, Inc. Interest expense is expected to decrease in the next quarter as we paid off our remaining loan balance of $477,000 during the second quarter of 2004.

Liquidity and Capital Resources

Selected Financial Liquidity Data

     We had cash, restricted cash, cash equivalents and short-term investments at June 30, 2004 and December 31, 2003 of $31.6 million and $30.1 million, respectively.

     During the first six months of 2004, we consumed $3.2 million of cash in operating activities, as compared to $610,000 in the same period of 2003. The use of $3.2 million of cash in the first six months of 2004 was due to the net loss adjusted for non-cash items of $2.4 million, a $2.6 million decrease in accounts payable, accounts payable to affiliates and accrued warranty, partially offset by a decrease in accounts receivable of $1.0 million and a decrease in inventory of $678,000. The use of $610,000 in the first six months of 2003 was due to net loss adjusted for non-cash items of $3.2 million, a $1.7 million increase to accounts receivable, partially offset by a $3.0 million decrease to inventory, a $508,000 decrease to other assets and an increase of $0.8 million in accounts payable, accounts payable to affiliates, accrued warranty and other current and long-term liabilities.

     Investing activities provided cash of $7.3 million in the first six months of 2004 as compared to $5.1 million in the same period for 2003. The increase in the cash provided by investing activities was due to proceeds on sales of property and equipment of $5.1 million, primarily due to the $4.3 million generated by the sale of our Diamond Springs, California location, partially offset by fewer maturities of short-term investments in the current year as a result of lower investment balances.

     Financing activities provided cash of $553,000 in the first six months of 2004 as compared to a use of $1.5 million in the first six months of 2003. The $553,000 provided by financing activities in the first six months of 2004 was due to proceeds from the exercise of employee stock options and stock issuances. Financing activities in the same period for 2003 included payments on capital lease obligations of $1.3 million, which were paid off during 2003 and $245,000 on notes payable.

     We believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, revenues could decline below our expectations resulting in insufficient cash flow from operations or we may require additional financing to fund strategic acquisitions. As a result, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. With the exception of operating leases, we have not entered into any off-balance sheet financing arrangements, we have not established or invested in any variable interest entities, we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets.

     The following table summarizes our future payment obligations for operating leases (excluding interest):

Operating
Leases
Years Ending December 31,	(in thousands)
2004	$168
2005	309
2006	131

Total minimum payments required	$608

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

     We have had a history of losses. We had a net loss of $429,000 and $2.6 million for the three and six months ended June 30, 2004, respectively. Additionally, we had net losses of $7.9 million, $31.0 million and $156.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. While we have taken ongoing restructuring actions, there is no guarantee that these restructuring actions will enable the Company to achieve profitability in the future. Our failure to attain profitability may cause the market price of our common stock to decline in the future.

We are subject to risks associated with acquisitions.

     On July 21, 2004, we announced the acquisition of JCA Technology, Inc., a wholly owned subsidiary of Bookham plc., a provider of RF amplifiers and modules to the defense, commercial radar, and homeland security markets. Additionally, we continually evaluate strategic acquisitions of other businesses. The process of integrating any acquired business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:

-	assimilating the acquired operations and personnel;

-	retention of key personnel;

-	retention of acquired customers;

-	disruption of the acquired business;

-	disruption of our ongoing business; and

-	implementation of controls, procedures and policies.

     Moreover, we may not be able to successfully overcome potential problems encountered with these acquisitions or other potential acquisitions. In addition, future acquisitions could materially adversely affect our operating results by diluting our stockholders’ equity, causing us to incur additional debt, incurring significant immediate expenses related to write-offs, or incurring amortization of acquisition expenses and acquired assets.

We depend upon a small number of customers, and the loss of any of them, or their failure to sell their systems, would limit our ability to generate revenues.

     We depend, and expect to remain dependent, on a relatively small number of customers for sales of our products. If our customers reduce orders for our products, we could lose revenues and suffer damage to our reputation in the industry. For the quarter ended June 30, 2004, sales to Nokia and Nera Networks accounted for 58% and 14% of total revenues, respectively.

     The loss of any one of our major customers, particularly Nokia, would have a material adverse effect on our business, financial condition and results of operations. Most of our customers are not under any commitment to purchase products from us, except on a purchase order basis. Under our contract with Nokia, Nokia is required to provide us with a weekly rolling forecast for the upcoming 52-week period and we are obligated to provide products to them in a consignment stock location. The amount and type of product shipped to the consignment location is based upon Nokia’s estimate of need and RF frequency. Revenues are recognized at the time product is withdrawn by Nokia from the consignment location, or at the latest, after four months have passed since the date of receipt, assuming all other criteria for revenue recognition have been met. As a result, there could be up to a four-month period whereby we would not recognize revenues for product previously shipped. Deliveries are based on forecast but there is no guarantee that the forecast will be fulfilled. Forecasts may vary greatly and can be changed without notice.

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

Until late 2002, our cost of product revenues has exceeded our product revenues, and because we expect competitive conditions will force us to reduce prices in the future, we must achieve further cost reductions in order to maintain sufficient positive gross margins to remain profitable.

     We reported negative gross margins from inception until the fourth quarter of 2002. If we are not able to continue to reduce our per-unit cost of product revenues to a sufficient degree, we may not be able to maintain positive gross margins. We expect market conditions, particularly declining prices for competing broadband access solutions, will force us to reduce our prices in the future. In order to reduce these costs, we must continue to migrate our products to designs that require lower cost materials, improve our manufacturing efficiencies and successfully move production to low cost, offshore locations. The combined effects of these actions may not be sufficient to achieve the cost reductions needed to maintain positive gross margins and to sustain profitability.

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

We rely heavily on our Southeast Asia manufacturing partners to produce product for us. If our partners are unable to produce product in sufficient quantities or with adequate quality or they choose to terminate our partnership arrangements, we may not be able to fulfill our production commitments to our customers, which could cause us to lose sales and would harm our reputation.

     As part of our operating strategy, we partially or wholly outsource the assembly and test of some of our subassemblies and finished products to partners located in Southeast Asia. We plan to continue this arrangement as a key element of our operating strategy. If these vendors do not provide us with high quality products and services in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis. Factors that could result in an interruption of supply from our offshore partners include, but may not be limited to:

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

     We have experienced manufacturing quality problems with our products in the past and may have similar problems in the future. As a result of these problems, we have replaced components in some products, or replaced the product, in accordance with our product warranties. Our product warranties typically last one to three years. As a result of component, manufacturing or design defects, we may be required to repair or replace a substantial number of products under our product warranties. Further, our customers may discover latent defects in our products that were not apparent when the warranty period expired. These defects may cause repair or replacement expenses beyond the normal warranty, the loss of customers or damage to our reputation. We have experienced this type of failure in the past and have had to provide liabilities for repairing the affected units. We cannot guarantee that similar failures will not occur in the future resulting in significant liabilities and charges in future periods.

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

For the quarter ended June 30, 2004, 81% of our revenues were derived from sales invoiced and shipped to customers outside the United States. In addition, some of our United States based customers may sell products, which incorporate our products, into international markets. Adverse international economic conditions or developments could in the future negatively affect our revenues and sales by our customers into these regions, which would impact our revenues. In addition to the uncertainty as to our ability to maintain and expand our international presence, there are certain risks inherent in foreign operations, including, but not limited to:

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

     In addition, the stock market has experienced extreme price and volume fluctuations, including significant volatility in the market price of our common stock in particular. These market fluctuations can be unrelated to the operating performance of particular companies and the market prices for securities of technology companies have been especially volatile. Future sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. Additionally, future stock price volatility for our common stock could provoke the initiation of securities litigation, which may divert substantial management resources and have an adverse effect on our business, operating results and financial condition. Our existing insurance coverage may not sufficiently cover all costs and claims that could arise out of any such securities litigation. We anticipate that prices for our common stock will continue to be volatile.

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

     During the first six months ending June 30, 2004, we have implemented additional controls and procedures to ensure that reconciliations, analyses and supporting documentation are prepared on a timely basis. We are also in the process of adding accounting staff resources. We will continue to refine our internal controls and procedures over time, to continue to facilitate the accurate presentation of our financial condition, results of operations and cash flows.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits.

Number	Description
2.1(iii)	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated as of April 24, 2001.

2.2(v)	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated as of September 24, 2002.

3.1(i)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(i)	Amended and Restated Bylaws effective October 20, 2000.

3.3(xi)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

4.1(i)	Form of specimen Common Stock Certificate.

4.2(i)	Investors’ Rights Agreement dated March 31, 2000 by and among the Registrant and certain investors named therein.

4.3(i)	Warrant to Purchase Stock dated March 16, 1998, issued by the Registrant to Silicon Valley Bank for the purchase of shares of the Registrant’s Series E Preferred Stock.

4.4(iii)	Rights Agreement by and between M/A-COM Tech, Inc. and the Registrant dated as of April 24, 2001.

10.1(i)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(i)	1992 Stock Option Plan.

10.3(i)	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(i)	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(i)	Amended and Restated 2000 Equity Incentive Plan.

10.6(i)	Form of Stock Option Agreement under 2000 Equity Incentive Plan.

10.7(i)	2000 Employee Stock Purchase Plan.

10.8(i)	Form of 2000 Employee Stock Purchase Plan Offering.

10.9(i)	2000 Non-Employee Director Plan.

10.10(i)	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.11 (ix)	Executive Officer Severance and Retention Plan.

10.12(iv)	Industrial Lease by and between The Irvine Company and the Registrant dated July 2, 2001.

10.18(i)	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.

10.20(i)	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.

10.21(i)	Supply Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.

10.23(i)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.24(ii)	Purchase Agreement No. 1201000 made and entered into by and between Nokia Networks By and Endwave Corporation on November 7, 2000.

10.25(vi)	Contract Change Notice/Amendment No. 1 to the Supply Agreement by and between TRW Inc. and the Registrant dated March 15, 2002.

10.26(vii)+	Purchase Order 88M31651 by and between Lockheed Martin Corporation and the Registrant, dated May 21, 2002.

10.27(viii)	Extension of Validity of Purchase Agreement by and between Nokia and the Registrant dated September 9, 2002.

10.28(ix)+	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.

10.29(ix)	Transaction Incentive Plan

10.30(x)+	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.

10.31(xi)	Amended and Restated Supply Agreement by and between Northrup Grumman Space and Mission Systems Corp. and Registrant dated March 26, 2004

10.32(xi)	Industrial Lease by and between The Irvine Company and the Registrant dated January 28, 2004

10.33(xi)	Lease Surrender and Termination Agreement by and between The Irvine Company and the Registrant dated January 28, 2004.

Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302).

(ii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(iii)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K, filed on May 8, 2001.

(iv)	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(v)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K dated September 24, 2002.

(vi)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(vii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(viii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(ix)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(x)	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(xi)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

+	Confidential treatment has been requested for a portion of this exhibit.

      (b) Reports on Form 8-K

We filed a Current Report on Form 8-K dated April 14, 2004 to furnish a press release in which we announced that earnings guidance was expected to be met, but that there would be a revenue shortfall for the first quarter ending March 31, 2004.

We filed a Current Report on Form 8-K dated April 29, 2004 to furnish a press release in which we announced our financial results for the quarter ended March 31, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: August 13, 2004

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