Form 10-Q
period 2004-09-30
ENDWAVE CORP
filed 2004-11-08
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     The number of shares of the registrant’s Common Stock outstanding as of October 29, 2004 was 10,074,495 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDWAVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003

	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$15,629	$13,408
Restricted cash	—	778
Short-term investments	10,984	15,890
Accounts receivable, net	5,438	6,476
Accounts receivable from affiliates, net	20	105
Inventories	7,625	8,119
Equipment held-for-sale	—	306
Other current assets	292	592

Total current assets	39,988	45,674
Property, plant and equipment, net	2,661	7,260
Other assets, net	125	140
Goodwill and intangible assets	5,843	—

	$48,617	$53,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,993	$1,733
Accounts payable to affiliates	139	1,355
Accrued warranty	5,031	5,835
Accrued compensation	1,733	1,139
Notes payable	—	516
Restructuring liabilities, current	396	98
Other current liabilities	879	992

Total current liabilities	10,171	11,668
Notes payable, less current portion	—	262
Other long-term liabilities	618	101

Total liabilities	10,789	12,031

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 authorized, 10,070,452 and 9,347,585 issued and outstanding on September 30, 2004 and December 31, 2003, respectively	10	9
Additional paid-in capital	303,664	302,427
Treasury stock, at cost, 39,150 shares	(79)	(79)
Deferred stock compensation	—	(221)
Accumulated other comprehensive loss	(34)	(2)
Accumulated deficit	(265,733)	(261,091)

Total stockholders’ equity	37,828	41,043

	$48,617	$53,074

(1) Derived from the Company’s audited financial statements as of December 31, 2003

See accompanying notes.

ENDWAVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Product revenues	$7,377	$7,869	$21,118	$23,301
Product revenues from affiliates	63	84	105	223
Development fees	154	251	564	807

Total revenues	7,594	8,204	21,787	24,331

Costs and expenses:
Cost of product revenues	5,395	5,857	14,607	19,009
Cost of product revenues from affiliates	12	41	28	81
Cost of product revenues, amortization of intangible assets	75	—	75	—
Research and development	1,395	1,097	3,452	3,643
Selling, general and administrative	2,204	1,556	5,738	6,788
In-process research and development	320	—	320	—
Amortization of intangible assets			73
Restructuring charges, net	(4)	490	2,895	490
Amortization of deferred stock compensation*	—	21	204	617
Loss (recovery) on building sublease	—	—	(359)	662
Impairment of long-lived assets and other	389	139	389	2,548

Total costs and expenses	9,859	9,201	27,422	33,838

Loss from operations	(2,265)	(997)	(5,635)	(9,507)
Interest and other income, net	231	262	993	404

Net loss	$(2,034)	$(735)	$(4,642)	$(9,103)

Basic and diluted net loss per share	$(0.21)	$(0.08)	$(0.48)	$(1.00)
Shares used in computing basic and diluted net loss per share	9,897,077	9,179,749	9,674,842	9,084,222
* Amortization of deferred stock compensation:
Cost of product revenues	$—	$(79)	$109	$84
Research and development	—	15	44	195
Selling, general and administrative	—	85	51	338

	$—	$21	$204	$617

See accompanying notes.

ENDWAVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
Operating activities:
Net loss	$(4,642)	$(9,103)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	320	—
Depreciation and amortization	1,380	2,003
Impairment of long-lived assets and other	389	2,548
Amortization of deferred stock compensation	204	617
Restructuring charges, net	(4)	74
Gain on the sale of land and equipment	(469)	—
Loss (recovery) on building sublease	(359)	662
Changes in operating assets and liabilities:
Accounts receivable, net	1,737	(1,871)
Inventories	851	3,547
Other assets	345	545
Accounts payable	(1,055)	320
Accrued warranty	(1,128)	378
Accrued compensation and other current and long-term liabilities	(126)	(261)

Net cash used in operating activities	(2,557)	(541)

Investing activities:
Cash paid in business combinations	(6,067)	—
Decrease in restricted cash	778	—
Purchases of equipment	(340)	(53)
Proceeds on sales of property and equipment	5,056	113
Purchases of Verticom assets	—	(250)
Purchases of short term investments	(13,037)	(21,265)
Proceeds on maturities of short term investments	17,911	27,365

Net cash provided by investing activities	4,301	5,910

Financing activities:
Payments on capital lease obligations	—	(1,259)
Payments on notes payable	(778)	(370)
Proceeds from stock issuance	92	47
Proceeds from exercises of stock options	1,163	396

Net cash provided by (used in) financing activities	477	(1,186)

Net change in cash and cash equivalents	2,221	4,183
Cash and cash equivalents at beginning of period	13,408	9,224

Cash and cash equivalents at end of period	$15,629	$13,407

See accompanying notes.

ENDWAVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Basis of Presentation

     Endwave Corporation and its subsidiary, JCA Technology, Inc. (together referred to below as “Endwave” or “the Company”) design, manufacture and market RF (radio frequency) subsystems and components that enable the transmission, reception and processing of high-speed electromagnetic signals in broadband wireless telecommunications systems, cellular telephone infrastructure networks, defense electronics systems, security systems, radar equipment, homeland security and other similar systems requiring RF, microwave and millimeter wave technology.

     The Company designs products to best satisfy its customers’ technical, inventory, logistical, and cost requirements by using proprietary technologies, RF design, and manufacturing expertise. Endwave offers a broad range of products at multiple levels of integration that are optimized for a customer’s specific product and performance needs. Products include RF modules such as power amplifiers, low noise amplifiers, up and down converters, frequency multipliers, oscillators, frequency synthesizers, integrated transceivers, and power amplifier switch combiners used in cellular base stations. The Company’s proprietary circuit and manufacturing technologies enable it to design and manufacture RF subsystems that minimize the use of expensive gallium arsenide and reduce labor costs. The Company uses third-party fabrication facilities both for the manufacture of gallium arsenide and other semiconductor devices, which it designs, and for the assembly and test of its commercial production.

     The accompanying unaudited condensed consolidated financial statements of Endwave include the financial results of JCA from the purchase date, July 21, 2004 and have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Summary of Significant Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     The Company’s primary customers are equipment manufacturers who integrate the Company’s products into their systems. The Company recognizes product revenues at the time title passes, which is upon product shipment or when withdrawn from a consignment location. Revenues related to product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenue. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production period. In no event are revenues recognized prior to becoming payable by the customer. The costs incurred under these development agreements are included in research and development expenses.

Warranty

     The warranty periods for the Company’s products are generally between one and three years from date of shipment. The Company generally provides for estimated warranty expense at the time of shipment. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required. During the second quarter of 2004, the Company determined that approximately $1.3 million of warranty accrual related to a possible pattern defect on a specific customer issue was no longer necessary. The amount is included in “warranties settled or reversed” in the table below. This decrease in the warranty accrual was partially offset by increases to the warranty accrual of $996,000 during the nine months ended September 30, 2004.

     Changes in the Company’s product warranty liability during the nine-month periods ended September 30, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Balance at December 31	$5,835	$5,583
Warranties accrued	996	354
Warranties settled or reversed	(1,800)	24

Balance at September 30	$5,031	$5,961

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

     During the third quarter of 2003, the Company recorded an additional charge of $139,000 to reduce the carrying value of engineering equipment based on the amounts by which the carrying value of these assets exceeded their fair value. The impairment evaluation took in to consideration the reduction in engineering headcount that occurred during the third quarter of 2003. The Company’s estimate of the fair value of the assets was based on selling prices of similar equipment.

     During the third quarter of 2004, the Company recorded a charge of $389,000 to write off the remaining carrying value of equipment held-for-sale of $259,000 and to write off $130,000 associated with sales tax capitalized as part of the Company’s acquisition of Stellex Broadband Wireless in April 2001. The equipment held-for-sale was determined to have no value based on a current market review of similar assets and the Company’s inability to sell the assets despite its marketing efforts. The $130,000 of capitalized sales tax was related to equipment that had been fully depreciated or fully impaired previously, and as such was also fully written off.

Restructuring Charges

     Restructuring charges include estimates pertaining to employee severance and fringe benefit costs and facility exit costs. In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs

Associated with Exit or Disposal Activities” (“SFAS 146”), costs associated with restructuring activities initiated after December 31, 2002 have been recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company reviews remaining restructuring accruals on a quarterly basis and adjusts these accruals when changes in facts and circumstances suggest actual amounts will differ from management’s estimates. Changes in estimates occur when it is apparent that exit and other costs accrued will be more or less than originally estimated.

Stock-Based Compensation

     The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee”, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), subsequently amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) to account for stock-based awards issued to its employees under its stock option plans and stock purchase plans. Deferred stock compensation is amortized using the graded vesting method over the vesting period of the related options, generally four years.

     For purposes of pro forma disclosures, the Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option-pricing model.

     Following is the pro forma effect on net loss and net loss per share for all periods presented had the Company applied SFAS 123’s fair value method of accounting for stock-based awards issued to its employees.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in thousands)
Net loss, as reported	$(2,034)	$(735)	$(4,642)	$(9,103)
Add: Stock-based employee compensation expense included in reported net loss	—	146	204	742
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(693)	(933)	(2,427)	(3,836)

Net loss, pro forma	$(2,727)	$(1,522)	$(6,865)	$(12,197)

Basic and diluted net loss per share, as reported	$(0.21)	$(0.08)	$(0.48)	$(1.00)
Basic and diluted net loss per share, pro forma	$(0.28)	$(0.17)	$(0.71)	$(1.34)

3. Business Combinations

     On July 21, 2004, the Company acquired all of the outstanding capital stock of JCA Technology, Inc. (“JCA”), a wholly owned subsidiary of Bookham Technology plc. JCA is a provider of RF amplifiers and modules and its products are broadly used in applications including electronic warfare, radar and secure communications. This acquisition is complementary to the Company’s existing portfolio of RF module products and allows it to strengthen its presence in the defense, commercial radar and homeland security markets.

     The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the accompanying unaudited condensed consolidated statements of operations for all periods or partial periods subsequent to the acquisition date.

     The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value, which approximates the carrying amount as of the acquisition date. The Company determined the valuation of the identifiable intangible assets using future revenue assumptions and a valuation analysis from an independent appraiser. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology industry.

     In calculating the value of the acquired in-process research and development (“IPR&D”), the independent appraiser gave consideration to the relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the projects associated with the IPR&D had not yet reached technological feasibility and no future alternative uses existed for the technology.

     The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was used to value all of the identifiable intangible assets. Key assumptions used in analyzing the expected cash flows from the other identifiable intangible assets included our estimates of revenue growth, cost of sales, operating expenses and taxes. The purchase price in excess of the identified tangible and intangible assets was allocated to goodwill.

     The total purchase price of $6.1 million consisted of $5.9 million in cash and $158,000 in direct transaction costs. In connection with the acquisition of JCA, the Company implemented a restructuring plan to consolidate JCA’s manufacturing process to our Diamond Springs location. The restructuring plan terminated or will terminate a total of 39 employees, in order to eliminate duplicative activities and to reduce the cost structure of the combined company. These terminations primarily affected the manufacturing and operations group. The estimated cost for the related severance, benefits, payroll taxes and other associated costs totaled $431,000 and was accrued for at the time of the acquisition and has been recognized as a liability assumed in the business combination in accordance with EITF 95-3. The remaining obligations as of September 30, 2004 were $316,000. Severance payments will be substantially complete by the end of the fourth quarter of fiscal 2004.

     The aggregate purchase price for the JCA acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired:
Accounts receivable	$614
Inventory	357
Property, plant and equipment, net	56
Other current assets	30
Liabilities assumed:
Accounts payable	(99)
Accrued compensation	(401)
Accrued warranty	(324)
Other current liabilities	(46)
Restructuring activity associated with purchase:
Restructuring charge	(431)
Identifiable intangible assets acquired:
In-process research and development	320
Core/developed technology	2,250
Tradename	1,060
Customer relationships	780
Customer backlog	140
Goodwill acquired:
Goodwill	1,761

Total purchase price	$6,067

Pro forma financial information

     The following table presents the unaudited pro forma financial information for the combined entity of Endwave and JCA for the three and nine month periods ended September 30, 2004 and 2003, as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in thousands)
Net revenue	$7,670	$9,793	$25,047	$29,170
Net loss	$(2,338)	$(2,042)	$(6,802)	$(13,061)
Net loss per share – basic and diluted	$(0.24)	$(0.22)	$(0.70)	$(1.44)

     These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the Company and JCA had been a consolidated entity during the periods presented.

4. Goodwill and Intangible Assets

Goodwill

     During the three months ended September 30, 2004, the Company recorded $1.8 million of goodwill associated with the purchase of JCA. See Note 3. Business Combinations for additional information. At the time of the acquisition the Company had no other goodwill on its balance sheet. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, the Company evaluates goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible Assets

     The components of acquired identifiable intangible assets as of September 30, 2004 are as follows (in thousands):

		September 30, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core/developed technology	$2,250	$(75)	$2,175
Tradename	1,060	—	1,060
Customer relationships	780	(26)	754
Customer backlog	140	(47)	$93

Intangible assets	$4,230	$(148)	$4,082

     The identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: core/developed technology – 5 years, customer backlog – 6 months and customer relationships – 5 years.

     The tradename has a gross carrying value of $1.1 million and is not subject to amortization and will be evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

5. Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and are comprised of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$6,404	$7,298
Work in process	614	153
Finished goods.	607	668

	$7,625	$8,119

6. Notes Payable

     On May 29, 2002, the Company obtained a loan, secured by fixed assets, in the amount of $1.5 million from U.S. Bancorp Finance, Inc. This loan had a term of three years and had a variable interest rate. The rate was 25 basis points above LIBOR and reviewed quarterly. During the second quarter of 2004, the Company paid off the remaining loan balance of $477,000 and, as such, there are no future payments to be made on the note.

7. Property, Plant and Equipment

     During the second quarter of 2004, the Company finalized the sale of its land and two buildings located in Diamond Springs, California. The Company received $4.3 million for the land and buildings net of related closing costs and legal fees. The net book value of the property on the date of sale was $3.5 million. At the time of the closing, the Company entered into a five-year operating lease with the new owner for one of the two buildings. As a result of the sale-leaseback transaction, the Company will recognize an overall gain of $777,000, which will be recognized on a straight-line basis over the term of the lease. The Company recognized $38,000 of gain during the third quarter of 2004.

     At September 30, 2004 and December 31, 2003, the Company had $0 and $306,000 of equipment classified as held for sale. See Note 2. Summary of Significant Accounting Policies for additional information on the write-off of equipment held-for-sale.

8. Restructuring Charges, Net

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

     During the third quarter of 2004, in connection with the acquisition of JCA, the Company recorded a charge for restructuring of $431,000. The charge was included as part of the purchase price allocation in accordance with EITF 95-3. As discussed in Note 3. Business Combinations, the Company has or is planning to terminate a total of 39 employees, in order to eliminate duplicative activities and to reduce the cost structure of the combined company. These terminations primarily affected the manufacturing and operations group. The charge was for the related severance, benefits, payroll taxes and other associated costs. The remaining obligations as of September 30, 2004 were $316,000. Severance payments will be substantially complete by the end of the fourth quarter of fiscal 2004.

Severance Benefits
Third Quarter 2004 Plan
Third quarter 2004 restructuring charge	$431
Cash payments	(115)

Accrual at September 30, 2004	$316

     During the third quarter of 2003, the Company recorded a restructuring charge of $490,000 (the “Third Quarter 2003 Plan”), all of which was for severance payments. Through the end of the third quarter of 2004, the Company eliminated 18 positions and made cash payments of $486,000 under the Third Quarter 2003 Plan.

Severance Benefits
Third Quarter 2003 Plan
Third quarter 2003 restructuring charge	$490
Cash payments	(470)

Accrual at December 31, 2003	20
Cash payments	(16)
Restructuring charge adjustment	(4)

Accrual at September 30, 2004	$0

     During the first quarter of 2002, the Company announced and began to implement a restructuring program (the “First Quarter 2002 Plan”) to reduce operating expenses and align resources with long-term growth opportunities. The Company recorded a restructuring charge of $3.5 million, the components of which were $1.1 million for severance and fringe benefit costs related to the elimination of 107 positions across all functions, $310,000 for lease termination payments, and $2.1 million for excess equipment. In the fourth quarter of 2002, the Company lowered its estimate of the total costs associated with the First Quarter 2002 Plan and recorded an adjustment of $142,000, which reflected lower than estimated severance and related costs. With the exception of $120,000 of remaining net lease payments on abandoned facilities through 2006, the Company has substantially completed the activities associated with the First Quarter 2002 Plan. Total payments made on the lease during the third quarter and first nine months of 2004 were $20,000 and $59,000, respectively.

     Our restructuring estimates will be reviewed and revised quarterly and may result in an increase to restructuring and other charges.

9. Loss (Recovery) on Sublease

     During the first quarter of 2003, the Company subleased 12,700 square feet of its Sunnyvale, California headquarter building to an unrelated third party. The rental income for the lease period was less than the rental expense that would be incurred and, therefore, a loss at sublease inception of $662,000 was incurred. There have been no other losses on subleases recorded in the periods presented herein. During the first quarter of 2004, $359,000 of this loss was reversed as the sublease was terminated prior to its expiration date, as part of the overall lease termination described above in Note 8.

10. Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing the net loss for the three and nine months ended September 30, 2004 and 2003, by the weighted average number of shares of common stock outstanding during the period. Options to purchase 1,893,060 and 2,013,060 shares of common stock were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

11. Comprehensive Income (Loss)

     The Company had $34,000 of other comprehensive loss at September 30, 2004 and $2,000 of other comprehensive loss at December 31, 2003 resulting from unrealized losses on its available-for-sale investments.

12. Segment Disclosures

     The Company operates in a single segment. Although we sell to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s product sales by geographic location for the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands and as a percentage of total revenues):

	Three months ended September 30,
	2004		2003
United States	$1,813	23.8%	$2,128	25.9%
Finland	4,152	54.7%	4,450	54.2%
Singapore	561	7.4%	—	0.0%
Sweden	766	10.1%	414	5.0%
Other	302	4.0%	1,212	14.9%

Total	$7,594	100.0%	$8,204	100.0%

	Nine months ended September 30,
	2004		2003
United States	$4,475	20.5%	$6,527	26.8%
Finland	11,693	53.7%	13,988	57.5%
Singapore	2,028	9.3%	—	0.0%
Sweden	1,872	8.6%	1,082	4.4%
Other	1,719	7.9%	2,734	11.3%

Total	$21,787	100.0%	$24,331	100.0%

     For the three months ended September 30, 2004, Nokia and PowerWave accounted for 55% and 10% of total revenues listed above, respectively. For the three months ended September 30, 2003, Nokia and Stratex Networks accounted for 54% and 14% of total revenues listed above, respectively. For the periods presented, no other customer accounted for more than 10% of the Company’s total revenues.

     For the nine months ended September 30, 2004, Nokia accounted for 54% of total revenues listed above. For the nine months ended September 30, 2003, Nokia and Stratex Networks accounted for 58% and 13% of total revenues listed above, respectively. For the periods presented, no other customer accounted for more than 10% of the Company’s total revenues.

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

14. Related Party Transactions

     The Company maintains a supply agreement and a technology services agreement with Northrop Grumman, which is a principal stockholder of Endwave. The supply agreement specifies volume and price commitments, as well as a description of a consigned inventory arrangement. Under this agreement, the Company purchased inventory of $488,000 and $968,000 for the third quarter of 2004 and 2003, respectively, and $1.8 million and $2.0 million for the first nine months of 2004 and 2003, respectively. The $1.8 million of purchases made during the first nine months of 2004 is net of the reversal of a $793,000 liability pertaining to this agreement that was settled during the first quarter of fiscal 2004.

     The Company also sells various products and services under purchase orders and agreements to Northrop Grumman, and recognized revenues of $63,000 and $84,000 for the third quarter of 2004 and 2003, respectively, and $105,000 and $223,000 for the first nine months of 2004 and 2003 respectively. The Company incurred costs related to this revenue of approximately $12,000 and $41,000 during the third quarter of 2004 and 2003, respectively, and $28,000 and $81,000 during the first nine months of 2004 and 2003, respectively.

     At September 30, 2004, the Company had accounts receivable of $20,000 and accounts payable of $139,000, related to its customer and supplier relationships with Northrop Grumman.

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

Overview

     Revenues for the third quarter of 2004 of $7.6 million were down $610,000, or 7%, from the third quarter of 2003. Revenues for the first nine months of 2004 of $21.8 million were down $2.5 million or 10%, from the first nine months of 2003. The decrease in revenue is primarily due to pricing decreases of 10 to 15% amongst our larger customers based on contractual volume commitments and competitive market demands, as well as a decrease in development fees recognized. This was partially offset by revenues from our wholly owned subsidiary, JCA Technology, Inc. (“JCA”) of $1.0 million during the third quarter of 2004.

     Revenues of $7.6 million during the third quarter of 2004 were consistent with revenues of $7.6 million from the second quarter of 2004. We experienced decreased revenues to several customers due to a seasonal slowness with European summer holidays, offset by revenues from JCA during the third quarter of 2004 of $1.0 million.

     We anticipate fourth quarter 2004 revenues to increase from our third quarter 2004 revenues as we ramp up sales to our European customers after a seasonal lull in the third quarter, add new designs for new customers and as we continue to integrate our acquisition of JCA into our operations. However, the telecommunications market has been difficult to forecast as the economic recovery has remained slow and inconsistent and the integration of our acquisition is also susceptible to uncertainty. See “Risk Factors” below.

     During 2004, we have undertaken a number of steps to increase revenues while working to reduce costs and better address our customers’ needs.

     We took the following steps during 2004:

•	On July 21, 2004, we acquired JCA, a provider of RF amplifiers and modules to the defense, commercial radar, and homeland security market for approximately $6.1 million in cash. During the third quarter of 2004, JCA had revenues of $1.0 million. We anticipate future revenues from the acquisition will be $1.0 million to $2.0 million per quarter after full integration of the operation.

•	During the second quarter of 2004, we finalized the sale of our land and two buildings located in Diamond Springs, California. We received $4.3 million for the land and buildings net of related closing costs and legal fees. The net book value of the property on the date of sale was $3.5 million. At the time of the closing, we entered into a five-year operating lease with the new owner for one of the two buildings. As a result of the sale-leaseback transaction, we will recognize an overall gain of $777,000, which will be recognized on a straight-line basis over the term of the lease.

•	Effective January 2004, we executed several agreements related to the lease of our Sunnyvale headquarters. Due to declining commercial real estate lease rates, the original lease executed in August 2001 was at an above market rate, and would have expired in July 2006. This lease has been cancelled, effective January 2004. In consideration for the cancellation, we paid our landlord

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

     We have continued to focus on consolidating our manufacturing at the location of our partner in Southeast Asia. During the first nine months of 2004, over 70% of our shipped products were manufactured and shipped by our offshore partner. By shifting our production overseas, we have realized cost reductions in the manufacturing of our products and have increased flexibility to scale our business.

     During the fourth quarter of 2004, we will begin to manufacture high volume products based on our customers’ designs at the location of our partner in Southeast Asia. Accordingly, we expect these products will have a slightly lower gross margin than our internal designs. As a result, our gross margin may be negatively impacted in the near term while increasing after we have had the opportunity to secure material cost savings and redesign products for lower costs and more efficient processes. We believe, however, that this model will allow us to increase market share, establish relationships with new customers, and further absorb some of our fixed costs. We would not expect to incur other significant operating costs associated with this model unless we elect to redesign the product.

Results of Operations

     Three and nine months ended September 30, 2004 and 2003

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of product revenues	71.2	71.9	67.2	78.5
Cost of product revenues, amortization of intangible assets	1.0	—	0.3	—
Research and development	18.4	13.4	15.8	15.0
Selling, general and administrative	29.0	19.0	26.3	27.9
In-process research and development	4.2	—	1.5	—
Amortization of intangible assets	1.0	—	0.4	—
Restructuring charges, net	(0.1)	6.0	13.3	2.0
Amortization of deferred stock compensation	—	0.2	0.9	2.5
Loss (recovery) on building sublease	—	—	(1.6)	2.7
Impairment of long-lived assets and other	5.1	1.7	1.8	10.5

Total costs and expenses	129.8	112.2	125.9	139.1

Loss from operations	(29.8)	(12.2)	(25.9)	(39.1)
Interest and other income, net	3.0	3.2	4.6	1.7

Net loss	(26.8)%	(9.0)%	(21.3)%	(37.4)%

Revenues

     Total revenues in the third quarter of 2004 were $7.6 million, a 7% decrease from $8.2 million for the same period in 2003 and were comprised of product revenues and development fees. Total revenues for the nine months of 2004 were $21.8 million, a 10% decrease from $24.3 million for the same period in 2003. The decrease in revenues is primarily due to pricing decreases of 10 to 15% amongst our larger customers based on contractual volume commitments and competitive market demands, as well as a decrease in development fees recognized. This was partially offset by revenues from our wholly owned subsidiary, JCA, of $1.0 million during the third quarter of 2004.

     Product revenues were $7.4 million in the third quarter of 2004, a 6% decrease from $8.0 million for the same period in 2003. Product revenues were $21.2 million in the first nine months of 2004, a 10% decrease from $23.5 million for the same period in 2003. The decrease in revenue is primarily due to pricing decreases of 10 to 15% amongst our larger customers based on contractual volume commitments and competitive market demands. This was partially offset by revenue from our wholly owned subsidiary, JCA, of $1.0 million during the third quarter of 2004.

     We generate development fees by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Development fees were $154,000 and $564,000 for the three and nine months ended September 30, 2004, respectively, as compared to $251,000 and $807,000 for the three and nine months ended September 30, 2003. The decrease in development fees is attributable to decreased funding for the development of custom designed products for new and existing customers. We expect to generate future product revenues as a result of these development agreements. We do not foresee development fees to be a significant component of our overall revenues in the near term.

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

     Cost of product revenues was $5.4 million for the three months ended September 30, 2004, an 8% decrease from $5.9 million for the same period in 2003. As a percentage of revenues, cost of product revenues decreased to 71.2% in the quarter ended September 30, 2004, from 71.9% for the same period in 2003. The percentage improvement is attributable to cost reductions within the manufacturing process, reduced materials’ costs and a shift toward variable costs of manufacturing from fixed costs. The cost of product revenues was favorably impacted by the utilization of inventory that was previously written off amounting to approximately $114,000 during the third quarter of 2004 as compared to $580,000 during the third quarter of 2003.

     Cost of product revenues was $14.6 million for the nine months ended September 30, 2004, a 23% decrease from $19.1 million for the same period in 2003. As a percentage of revenues, cost of product revenues decreased to 67.2% in the nine months ended September 30, 2004, from 78.5% for the same period in 2003. The percentage improvement is attributable to cost reductions within the manufacturing process, reduced materials’ costs, a shift toward variable costs of manufacturing from fixed costs and the reversal of a $793,000 charge to cost of product revenues for a liability that was settled during the first quarter of 2004. The cost of product revenues was favorably impacted by the utilization of previously reserved inventory amounting to approximately $361,000 during the first nine months of 2004 as compared to $996,000 during the first nine months of 2003.

     Research and development expenses. Research and development expenses were $1.4 million for the three months ended September 30, 2004, a 27% increase from $1.1 million for the same period in 2003. As a percentage of revenues, research and development expenses increased to 18.4% in the quarter ended September 30, 2004, from 13.4% for the same period in 2003. The increase was primarily attributable to research and development expenses incurred by JCA during the quarter of $264,000. We also experienced increased project costs incurred to support our current development efforts.

     Research and development expenses were $3.5 million for the nine months ended September 30, 2004, a 5% decrease from $3.6 million for the same period in 2003. As a percentage of revenues, research and development expenses increased to 15.8% in the nine months ended September 30, 2004, from 15.0% for the same period in 2003. The decrease in absolute dollars was primarily attributable to the restructuring of our engineering team partially offset by the increase due to research and development expenses incurred by JCA during the quarter and increased project costs as noted above.

     During the fourth quarter of 2004, we expect a moderate increase to research and development expenses as we complete certain development programs and incur costs associated with advanced development programs. Additionally, there may be unexpected increases to research and development expenses due to new customer-specific development projects for which we could receive some development fees.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, and human resources personnel, professional fees, facilities costs and promotional activities. Selling, general and administrative expenses were $2.2 million for the three months ended September 30, 2004, a 42% increase from $1.6 million for the same period in 2003. As a percentage of revenues, selling, general and administrative expenses increased to 29.0% in the quarter ended September 30, 2004, from 19.0% for the same period in 2003. The increase was primarily attributable to selling, general and administrative expenses incurred by JCA during the quarter of $405,000 as well as increased consulting and service fees.

     Selling, general and administrative expenses were $5.7 million for the nine months ended September 30, 2004, a 15% decrease from $6.8 million for the same period in 2003. As a percentage of revenues, selling, general and administrative expenses decreased to 26.3% in the nine months ended September 30, 2004, from 27.9% for the same period in 2003. The decrease was primarily attributable to our restructuring actions in the third quarter of 2003 and expense control measures. The latter were aimed at bringing operating expenses more in line with revenues and included a significant decrease in facility expenses, partially offset by the expenses incurred by JCA during the third quarter of 2004 and increased consulting and service fees.

     During the fourth quarter of 2004, we expect a decrease in selling, general and administrative expenses.

     In-process research and development. As part of the acquisition of JCA on July 21, 2004 we acquired $320,000 of in-process research and development (“IPR&D”). The value of the IPR&D was determined based on a valuation analysis from an independent appraiser. The amount of the purchase price for JCA allocated to IPR&D was determined through established valuation techniques accepted in the technology industry. The $320,000 allocated to the acquired IPR&D was immediately expensed in the period the acquisition was completed because the projects associated with the IPR&D had not yet reached technological feasibility and no future alternative uses existed for the technology. There was no such charge in the first six months of 2004 or during the first nine months of 2003.

     Amortization of intangible assets. As part of the acquisition of JCA on July 21, 2004 we acquired $4.2 million of identifiable intangible assets, including $2.3 million of core/developed technology, $1.1 million for the tradename, $780,000 for customer relationships and $140,000 for customer backlog. These assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: core/developed technology – 5 years, customer backlog – 6 months, customer relationships – 5 years. The tradename intangible asset is not subject to amortization and will be evaluated for impairment at least annually or more frequently if events and change in circumstances suggest that the carrying amount may not be recoverable.

     The amortization associated with the core/developed technology is a charge to cost of product revenues. During the third quarter of 2004, $75,000 of amortization of core/developed technology was charged to cost of product revenues. The amortization associated with the customer relationships and customer backlog is a charge to operating expenses. During the third quarter of 2004, $73,000 of amortization of customer relationships and customer backlog was charged to operating expenses. There were no such charges in the first six months of 2004 or during the first nine months of 2003.

     Restructuring charges, net. During the third quarter of 2004, we reversed $4,000 associated with the third quarter of 2003 restructuring plan, as we had overestimated the related charges at that time. As of September 30, 2004 there is no remaining accrual for the third quarter 2003 restructuring plan.

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

     During the third quarter of 2003, we recorded a restructuring charge of $490,000, all of which was for severance payments. The Company eliminated 18 positions and made cash payments of $486,000 under the plan. The remaining $4,000 was reversed during the third quarter of 2004 as noted above.

     Amortization of deferred stock compensation. Deferred stock compensation charges consist primarily of charges related to the difference between deemed fair market values for financial reporting purposes on the date of employee option grants and the option price for option awards prior to our initial public offering, as well as expenses attributable to the acceleration of options. During the third quarter of 2004, there was no amortization of deferred stock compensation as the remaining balance was fully amortized during the second quarter of 2004. During the third quarter of 2003, amortization of deferred stock compensation was $21,000.

     During the first nine months of 2004, amortization of deferred stock compensation was $204,000, a decrease from $617,000 in the same period in 2003. The decrease was related to the timing of the termination of employees with deferred compensation associated with their stock options and the effects of the graded vested method of amortization, which accelerates the amortization of deferred compensation.

     As of September 30, 2004, there is no remaining deferred stock compensation; therefore, no additional amortization will be recognized during the fourth quarter of 2004.

     Loss (recovery) on building sublease. During the first quarter of 2003, we recorded a charge of $662,000 associated with the sublease of our Sunnyvale, California headquarter building for the excess of the remaining lease obligations over the anticipated sublease income. During the first quarter of 2004, $359,000 of this loss was reversed as the sublease was terminated prior to expiration date, as a part of lease termination noted above. There was no such charge or recovery during the third quarter of 2004.

     Impairment of long-lived assets. During the third quarter of 2004, we recorded a charge of $389,000 to write off the remaining carrying value of equipment held-for-sale of $259,000 and to write off $130,000 associated with sales tax capitalized as part of our acquisition of Stellex Broadband Wireless in April 2001. The equipment held-for-sale was determined to have no value based on a current market review of similar assets and our inability to sell the assets despite our marketing efforts. The $130,000 of capitalized sales tax was related to equipment that had been fully depreciated or fully impaired previously, and as such was also fully written off.

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

     During the third quarter of 2003, we recorded an additional charge of $139,000 to reduce the carrying value of engineering equipment based on the amounts by which the carrying value of these assets exceeded their fair value. The impairment evaluation took in to consideration the reduction in engineering headcount that occurred during the third quarter of 2003. Our estimate of the fair value of the assets was based on sales prices of similar equipment.

     Interest and other income, net. Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments and gains and losses on the sale of fixed assets, offset by interest expense on notes payable and capital equipment leases. Interest and other income, net was $231,000 for the three months ended September 30, 2004, a decrease from $262,000 for the same period in 2003. As a percentage of revenues, interest and other income, net decreased to 3.0% in the quarter ended September 30, 2004, from 3.2% for the same period in 2003. The decrease is primarily due to lower cash balances as we paid out $6.1 million during the quarter related to the acquisition of JCA.

     Interest and other income, net was $993,000 for the nine months ended September 30, 2004, an increase from $404,000 for the same period in 2003. As a percentage of revenues, interest income, expense and other, net increased to 4.6% in the nine months ended September 30, 2004, from 1.7% for the same period in 2003. The increase was due primarily to the sale of land, fixed assets and assets held-for-sale during the first quarter of 2004, which resulted in a net gain of $473,000 during the period. Additionally, we experienced lower interest expense during the first nine months of 2004 as all of our capital leases were paid off prior to the start of the current fiscal year.

Liquidity and Capital Resources

Selected Financial Liquidity Data

     We had cash, cash equivalents, restricted cash, and short-term investments at September 30, 2004 and December 31, 2003 of $26.6 million and $30.1 million, respectively.

     During the first nine months of 2004, we used $2.6 million of cash in operating activities, as compared to $541,000 in the same period of 2003. The use of $2.6 million of cash in the first nine months of 2004 was due to the net loss adjusted for non-cash items of $3.2 million, a $2.3 million decrease in accounts payable, accrued warranty, and accrued compensation and other current and long-term liabilities, partially offset by a decrease in accounts receivable of $1.7 million, a decrease in inventory of $851,000 and a decrease in other assets of $345,000. The use of $541,000 in the first nine months of 2003 was due to net loss adjusted for non-cash items of $3.2 million, a $1.9 million increase to accounts receivable, partially offset by a $3.5 million decrease to inventory, a $545,000 decrease to other assets and an increase of $437,000 million in accounts payable, accrued warranty and other current and long-term liabilities.

     Investing activities provided cash of $4.3 million in the first nine months of 2004 as compared to $5.9 million in the same period for 2003. The decrease in the cash provided by investing activities during the current year was due to the use of $6.1 million for the purchase of JCA and fewer maturities of short-term investments than in the corresponding period in the previous year. This was partially offset by the proceeds from the decrease in restricted cash of $778,000, and by the proceeds on sales of property and equipment during the nine months ended September 30, 2004 of $5.1 million, primarily due to the $4.3 million generated by the sale of our Diamond Springs, California location.

     Financing activities provided cash of $477,000 in the first nine months of 2004 as compared to a use of $1.2 million in the first nine months of 2003. The $477,000 provided by financing activities in the first nine months of 2004 was due to the $1.3 million of proceeds from the exercise of employee stock options and stock issuances offset by the $778,000 payment made on the notes payable. Financing activities in the same period for 2003 included payments on capital lease obligations of $1.3 million, which were paid off during 2003 and $370,000 on notes payable.

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

     The following table summarizes our future payment obligations for operating leases (excluding interest):

Operating
Years Ending December 31,	Leases
(in thousands)
2004	$84
2005	309
2006	131

Total minimum payments required	$524

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

     We have had a history of losses. We had a net loss of $2.0 million and $4.6 million for the three and nine months ended September 30, 2004, respectively. Additionally, we had net losses of $7.9 million, $31.0 million and $156.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. While we have taken ongoing restructuring actions, there is no guarantee that these restructuring actions will enable the Company to achieve profitability in the future. Our failure to attain profitability may cause the market price of our common stock to decline in the future.

We are subject to risks associated with acquisitions.

     Acquiring other businesses is an important focus of our strategy for growth. Most recently, on July 21, 2004, we announced the acquisition of JCA Technology, Inc., JCA, a wholly owned subsidiary of Bookham plc., a provider of RF amplifiers and modules to the defense, commercial radar, and homeland security markets. The process of integrating JCA or any other acquired business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. We are currently working toward integrating JCA into our operations and face the possibility of the following difficulties:

•	assimilating the acquired operations and personnel;

•	integrating information technology and reporting systems;

•	retention of key personnel;

•	retention of acquired customers;

•	disruption of the acquired business;

•	disruption of our ongoing business; and

•	implementation of controls, procedures and policies.

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

We are required in many cases to obtain government approvals and licenses prior to shipping product and rejections or delays in getting approvals could delay or reduce revenues.

     Many of the products we produce and supply to our foreign customers are controlled by U.S. government export regulations promulgated by the Departments of State, Commerce and Defense. Prior to shipment of these products, we must apply for various approvals and licenses. This application process is lengthy and granting of the licenses and approvals is not certain. Delays or rejections in approving our applications would subsequently delay or reduce out shipments for these products.

Our ability to grow our business in the U.S. government end-use market could be limited by Congress or Executive Branch agency decisions regarding future government program appropriations and authorizations.

     Our growth strategy is partially dependent on growth in sales to Defense and Homeland Security prime contractors as a first-tier subcontractor. Government appropriations and prime contractor reactions to changing levels of contract funding availability can cause re-programming of first-tier subcontractor requirements by prime contractors in a way that reduces sales over past periods or alters future forecasts. At the first-tier subcontractor level, the impacts of reduced (or increased) federal funding are often not known until the winter following the start of the government’s fiscal year.

We depend upon a small number of key customers for a large part of our revenues, and the loss of any of them, or their failure to sell their systems, would limit our ability to generate revenues.

     We depend, and expect to remain dependent, on a relatively small number of key customers for a large portion of the sales of our products. If our customers reduce orders for our products, we could lose revenues and suffer damage to our reputation in the industry. For the quarter ended September 30, 2004, sales to Nokia and PowerWave accounted for 55% and 10% of total revenues, respectively.

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

     Our sales are generally made on the basis of formal agreements and purchase orders, which may be later modified or canceled by the customer, rather than firm long term purchase commitments. We have historically been required to place firm orders for products and manufacturing equipment with our suppliers up to nine months prior to the anticipated delivery date and, on occasion, prior to receiving an order for the product, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates, causing excess inventory to accrue or a lack of manufacturing capacity when needed. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we would have excess inventory, which would harm our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity were available, we would lose revenue opportunities, lose market share and damage our customer relationships. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and were unable to benefit from this increased demand.

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

     For the quarter ended September 30, 2004, 76% of our revenues were derived from sales invoiced and shipped to customers outside the United States. In addition, some of our United States based customers may sell products, which incorporate our products, into international markets. Adverse international economic conditions or developments could in the future negatively affect our revenues and sales by our customers into these regions, which would impact our revenues. In addition to the uncertainty as to our ability to maintain and expand our international presence, there are certain risks inherent in foreign operations, including, but not limited to:

•	changing regulations of various countries or regulating agencies effecting radio deployments and spectrum use;

•	difficulties in complying with foreign laws and regulations and obtaining foreign governmental approvals and permits;

•	delays in or prohibitions on exporting products resulting from export restrictions for our products and technologies;

•	international trade disagreements or embargos;

•	fluctuations in foreign currencies and the United States dollar, especially the Euro;

•	political and economic instability;

•	unforeseen effects of terrorism and terrorist activities;

•	adverse tax consequences; and

•	seasonal reductions in business activity.

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

Endwave has broad and comprehensive legal, ethical, and regulatory compliance responsibilities, which could cause legal liability and reputational harm if not managed carefully.

     As a public company engaged in commercial and government end-use commerce on both a national and international basis from substantially a California base of operations, we are charged with strict compliance under multi-jurisdictional law or regulation in all we do. The relative small size of the company, coupled with our aggressive growth plan against an industry backdrop of “zero tolerance” for breach of legal and ethical obligations, creates a risk that we may unintentionally not fully comply with all requirements. If this risk is realized, the result could be public or private litigation, administrative penalties including higher compliance costs, or in an extreme case, criminal sanctions

The market price of our common stock is likely to fluctuate.

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

     As of September 1, 2004, directors and holders of five percent or more of our outstanding common stock beneficially owned approximately 47% of our common stock. Of this percentage, Northrop Grumman alone beneficially owns approximately 35% of our common stock. As a result, our executive officers, directors and five percent stockholders as a group are able to effectively control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. Northrop Grumman alone is able to significantly influence matters on which the stockholders vote. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders, even if the transaction is favorable to our stockholders. In addition, because of their ownership of our common stock, these stockholders are in a position to significantly affect our corporate actions in a manner that could conflict with the interests of our public stockholders.

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

     During the first nine months ending September 30, 2004, we have implemented additional controls and procedures to ensure that reconciliations, analyses and supporting documentation are prepared on a timely basis. We have also increased our accounting staff resources. We will continue to refine our internal controls and procedures over time, to continue to facilitate the accurate presentation of our financial condition, results of operations and cash flows.

PART II. OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on July 21, 2004. The results of the voting were as follows:

1.	To elect one director, Carol Herod Sharer, to hold office until 2007 Annual Meeting of Stockholders.

	FOR: 9,114,657	WITHHOLD: 17,976

To the elect one director, Joseph J. Lazzara, to hold office until 2007 Annual Meeting of Stockholders.

	FOR: 9,111,758	WITHHOLD: 20,875

2.	To approve the Company’s 2000 Non-Employee Director Plan, as amended, to increase the automatic option grants pursuant thereto such that directors shall receive upon becoming a director an initial option grant to purchase 20,000 shares of common stock and each year thereafter an annual option grant to purchase 5,000 shares of common stock.

	FOR: 4,991,469	WITHHOLD: 530,934	ABSTAIN: 9,320

3.	To ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as independent auditors of Endwave for its fiscal year ending December 31, 2004.

	FOR: 9,113,890	WITHHOLD: 16,278	ABSTAIN: 2,465

Item 6. Exhibits

Exhibits
Number	Description
2.1(iii)	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated as of April 24, 2001.

2.2(v)	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated as of September 24, 2002.

3.1(i)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(i)	Amended and Restated Bylaws effective October 20, 2000.

3.3(xi)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

4.1(i)	Form of specimen Common Stock Certificate.

4.2(i)	Investors’ Rights Agreement dated March 31, 2000 by and among the Registrant and certain investors named therein.

4.3(i)	Warrant to Purchase Stock dated March 16, 1998, issued by the Registrant to Silicon Valley Bank for the purchase of shares of the Registrant’s Series E Preferred Stock.

4.4(iii)	Rights Agreement by and between M/A-COM Tech, Inc. and the Registrant dated as of April 24, 2001.

10.1(i)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(i)	1992 Stock Option Plan.

10.3(i)	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(i)	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(i)	Amended and Restated 2000 Equity Incentive Plan.

10.6(i)	Form of Stock Option Agreement under 2000 Equity Incentive Plan.

10.7(i)	2000 Employee Stock Purchase Plan.

Exhibits
Number	Description
10.8(i)	Form of 2000 Employee Stock Purchase Plan Offering.

10.9(i)	2000 Non-Employee Director Plan.

10.10(i)	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.11 (ix)	Executive Officer Severance and Retention Plan.

10.12(iv)	Industrial Lease by and between The Irvine Company and the Registrant dated July 2, 2001.

10.18(i)	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.

10.20(i)	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.

10.21(i)	Supply Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.

10.23(i)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.24(ii)	Purchase Agreement No. 1201000 made and entered into by and between Nokia Networks By and Endwave Corporation on November 7, 2000.

10.25(vi)	Contract Change Notice/Amendment No. 1 to the Supply Agreement by and between TRW Inc. and the Registrant dated March 15, 2002.

10.26(vii)+	Purchase Order 88M31651 by and between Lockheed Martin Corporation and the Registrant, dated May 21, 2002.

10.27(viii)	Extension of Validity of Purchase Agreement by and between Nokia and the Registrant dated September 9, 2002.

10.28(ix)+	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.

10.29(ix)	Transaction Incentive Plan

10.30(x)+	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.

10.31(xi)	Amended and Restated Supply Agreement by and between Northrup Grumman Space and Mission Systems Corp. and Registrant dated March 26, 2004

10.32(xi)	Industrial Lease by and between The Irvine Company and the Registrant dated January 28, 2004

10.33(xi)	Lease Surrender and Termination Agreement by and between The Irvine Company and the Registrant dated January 28, 2004.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302).

(ii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(iii)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K, filed on May 8, 2001.

(iv)	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(v)	Previously filed as an exhibit to the Registrant s Current Report on Form 8-K dated September 24, 2002.

(vi)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(vii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(viii)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(ix)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(x)	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(xi)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

+	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: November 8, 2004

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