Form 10-K
period 2004-12-31
ENDWAVE CORP
filed 2005-03-30
CIK 1118941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-31635

Endwave Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-4333817
(State of incorporation)	(I.R.S. Employer Identification No.)

776 Palomar Avenue Sunnyvale, CA (Address of principal executive offices)	94085 (Zip code)
(408) 522-3100
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     ☐
      The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $48.4 million. Shares of voting common stock held by directors, executive officers, and by each person who beneficially owns 10% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price of $7.95, which was the closing sale price June 30, 2004 as reported by the Nasdaq National Market.
      The number of shares outstanding of the registrant’s common stock as of March 18, 2005 was approximately 10,540,982.

ENDWAVE CORPORATION
FORM 10-K
December 31, 2004

FORWARD-LOOKING INFORMATION
      This report and the filings incorporated into this report by reference contain forward-looking statements within the meaning of Section 17A of the Securities Act and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “opportunity,” “plans,” “potential,” “predicts” or “will,” the negative of these words or words of similar import. Similarly, statements that describe our reserves and our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements may be found, among other places, in “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as any amendments thereto reflected in subsequent filings with the Securities and Exchange Commission. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. The risks and uncertainties are attributable to, among other things: our ability to achieve and maintain profitability; our customer and market concentration; our ability to penetrate new markets; fluctuations in our operating results from quarter to quarter; our reliance on third-party manufacturers and semiconductor foundries; acquiring businesses and integrating them with our own; component, design or manufacturing defects in our products; and our dependence on key personnel. Because the risks and uncertainties referred to above, actual results or outcomes could differ materially from those expressed in any forward-looking statements made by us or on our behalf and you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report or the date of documents incorporated by reference in this report that include forward-looking statements.
PART I

Item 1.	Business
Introduction
      We design, manufacture and market radio frequency, or RF, modules that enable the transmission, reception and processing of high frequency signals in telecommunication networks, defense electronics and homeland security systems. Our high-frequency RF module designs can accommodate a wide range of component performance and assembly process variations, resulting in ease of manufacture and high test yields. These attributes, coupled with our automated test systems, allow us to use cost-effective, offshore contract manufacturers to assemble and test the majority of our products. Our RF modules are typically used in high-frequency applications and include integrated transceivers, amplifiers, synthesizers, oscillators, up and down converters, frequency multipliers and microwave switch arrays.
      We were originally incorporated in California in 1991 and reincorporated in Delaware in 1995. In March 2000, we merged with TRW Milliwave Inc., a RF subsystem supplier that was a wholly-owned subsidiary of TRW Inc., now owned by Northrop Grumman Space & Mission Systems Corp. In connection with the merger, we changed our name from Endgate Corporation to Endwave Corporation. As a result of the merger, we became one of our industry’s largest commercial suppliers of microwave and millimeter wave RF subsystems with a substantially increased customer base and design and manufacturing capacity. On October 17, 2000, we successfully completed the initial public offering of our common stock.
      Most of our RF modules are deployed in telecommunication networks, including current and next-generation cellular networks, carrier class trunking networks and point-to-point transmission networks. Our target customers for these applications are telecommunications network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs. Telecom OEMs provide the wireless equipment used by service providers to deliver voice, data and video services to businesses and consumers. Telecom OEMs that purchased our products accounted for 86% of our total revenues during 2004 and included Nokia, Nera ASA, Stratex Networks, Inc., Powerwave Technologies, Inc. (formerly LGP Allgon), Siemens AG and Ceragon Networks Ltd.
      Our RF modules are also designed into various applications outside of the telecommunications network market, including defense electronics and homeland security systems. Our target customers in the defense electronics market include defense systems integrators and their subcontractors that design aerospace systems, defense systems, weapons and electronics platforms for domestic and foreign defense customers. Our target customers in the homeland security market include those customers that are taking advantage of the properties of high-frequency RF to create new capabilities designed to detect security threats. In this report, we refer to our target customers in the defense electronics and homeland security markets as defense and homeland security systems integrators. Revenues from this group of customers, including The Boeing Company, SafeView, Inc., Lockheed Martin Corporation, Suntron Corporation and Raytheon Company, accounted for 13% of our total revenues in 2004.
Industry Background and Markets
      High-Frequency RF Technology
      The applications of RF technology are broad, extending from terrestrial AM radio at the low end of the frequency spectrum, which is less than 1 MHz (megahertz, or million cycles per second), to atmospheric monitoring applications at the high end of the frequency spectrum, which is around 100 GHz (gigahertz, or billion cycles per second). Our products employ microwave and millimeterwave technology. Microwave technology refers to technology for the transmission of signals at high frequencies, from approximately 1 GHz to approximately 20 GHz. Millimeterwave technology refers to technology for the transmission of signals at very high frequencies, from approximately 20 GHz to as high as 100 GHz. The term microwave, however, is commonly understood in the industries we serve, and we use that term in this report, as meaning both microwave and millimeterwave.
      Our RF modules are typically designed to operate at frequencies between 5 GHz and 100 GHz, which we refer to in this report as high-frequency RF. Due to their physical attributes, high-frequency RF signals are well-suited for applications in telecommunication networks requiring high data throughput, defense systems demanding advanced radar and communication capabilities and homeland security systems requiring detection, measurement and imaging capabilities not available by conventional means.
      Telecommunication Networks
      Applications of High-Frequency RF Technologies in Telecommunication Networks. High-frequency transceiver modules are an integral part of microwave radios, which in turn play a key role in many telecommunication networks. Microwave radio links have a number of applications:

Cellular Backhaul. The communication link between the cellular base station site and a mobile telephone switching office, or MTSO, is referred to as cellular backhaul. This is currently the largest use of microwave radios. In most parts of the world, cellular backhaul is typically accomplished through the use of microwave radios either because of their ease of deployment and low overall cost relative to available wireline options or because adequate wireline facilities are not available. In the United States and Canada, cellular backhaul has been accomplished typically through the use of high-speed telephone lines because low-cost wireline facilities are readily available.

Carrier Class Trunking. Communications carriers require high capacity links between major voice and data switching centers, referred to as trunk circuits, to deploy their networks. While fiber optic cables are the most common type of trunk circuit facility, microwave radios are often used for portions of these circuits when the intervening terrain, such as mountains or bodies of water, is difficult to traverse or as redundant backup for the fiber optic network.

Private Voice and Data Networks. When private users, such as companies and universities, deploy stand-alone campus area or metropolitan area voice and data networks, they often encounter situations where it is not possible to access a direct physical path between their facilities due to distance or intervening structures and roads. If third-party wireline facilities are not available or cost-effective, a microwave radio link is often used to provide the network connection. In addition, companies often implement microwave facilities as redundant backup for their wireline facilities.
      Increased Demand for Microwave Radios in Telecommunication Networks. The demand for microwave radios and the transceiver modules used to build them is increasing. As service providers deploy more cellular base stations to serve their growing subscriber base and upgrade existing facilities, they will require more microwave radio links for cellular backhaul. We believe this projected increased demand is driven by several trends within the telecommunications industry:

Growth of Wireless Telephony in Developing Nations. Developing nations, such as Russia, China, India and nations in Eastern Europe, have experienced a dramatic increase in wireless cellular telephony over the past few years. For example, in February 2005, Nokia publicly announced that its sales in China grew 44% from 2003 to 2004 and that China could become its largest market within three years. Nokia attributed its growth in China to both increased deployment in rural areas and a strong replacement market in urban areas. We believe this growth in cellular telephony will continue in China and other developing nations. We expect that this growth will result in increased demand for microwave backhaul radios because these countries lack well-established wireline infrastructures.

Increase in Data-Intensive Cellular Traffic. Data-intensive “2.5G” applications, such as sending email, transmitting digital images from camera-equipped cellular telephones and downloading music and ring tones, are gaining popularity. The increased use of these data-intensive applications is dramatically increasing the volume of backhaul traffic as compared to voice-only services, necessitating additional high-speed backhaul capacity. In locations where microwave radios currently fulfill the backhaul requirements, this increased demand will necessitate equipment upgrades or replacements. Where cellular backhaul is currently provided by wireline solutions, such as in the United States and Canada, these higher capacity requirements can make microwave radio backhaul solutions more cost-effective than wireline solutions because the incremental cost of added wireline capacity will, in some deployments, exceed the amortization cost of wireless solutions. In addition, adequate wireline solutions may not be available due to their technical limitations.

Deployment of Third-Generation Networks. Telecom OEMs and service providers are deploying new cellular systems known as third generation, or “3G,” networks. We believe the deployment of these 3G networks will require a proportionately larger number of microwave radios. These networks support many data-intensive services, such as internet access via cellular phone or personal digital assistant, which require an even greater backhaul capacity than the current 2.5G applications noted above. We believe 3G networks will have a compounding effect on cellular backhaul needs because more base stations and more backhaul capacity per base station must be deployed in order to provide the required bandwidth and maintain quality of service. As the density of base stations increases, we expect there will be a shift to higher frequency backhaul to support more efficient re-use of the available wireless spectrum.

Introduction of Other High Capacity Data-Only Telecommunication Networks. We believe the introduction of fixed wireless access data networks will also increase demand for microwave radios. Various approaches are being considered for the widespread implementation of fixed wireless access networks, including the IEEE 802.16 WiMAX standard. WiMAX is supported by a large industry consortium, which includes market leaders such as Cisco Systems, Inc., Ericsson and Intel Corporation. Such fixed wireless access networks will, like cellular telephone networks, face the technological and cost issues associated with connecting individual access points to the wireline network infrastructure. This need for backhaul represents an opportunity for microwave radios, particularly because the anticipated high bandwidth requirements of fixed wireless access networks are served more cost-effectively by microwave radios than wireline alternatives.

      Defense Electronics
      High-frequency RF modules are an integral part of various defense electronics systems. Key applications in this market include:
      Electronic Warfare Systems. Most military aircraft are equipped with systems designed to detect if they have been targeted by an opposing force’s weapons system, and are often equipped with electronic countermeasures that jam the targeting radar. These systems employ a variety of high-frequency RF modules.
      Radar Systems. RF modules are used in traditional radar systems to detect large objects at significant distances. In addition, many new weapons systems employ complementary sophisticated radar systems designed to detect small vehicles and combat personnel. These new systems often use higher frequencies in order to provide greater resolution.
      Intelligent Battlefield Systems. The United States military has initiated an effort called the “intelligent battlefield” with the goal of providing the military with comprehensive, real-time information about the situation on the battlefield. Intelligent battlefield systems aggregate data from multiple radar and video sources that survey the battlefield and relay information nearly instantaneously to battlefield commanders. Such systems require high-bandwidth communication capabilities similar to those found in commercial telecommunication systems.
      High Capacity Communications. A modern, widely dispersed military force requires communication systems for voice, video and data wherever and whenever it is needed. Many military communication systems, whether terrestrial, airborne or satellite, employ wireless technology to meet these requirements. As the data rates in these systems increase, the systems must be able to operate at higher frequencies to take advantage of the bandwidth that is available in those frequencies.
      For these reasons, as well as the United States military’s concentration on upgrading existing electronic platforms rather than building new platforms, demand for high-frequency RF modules in the defense electronics market is growing.
      Homeland Security Systems
      The global escalation of terrorist and insurgency threats is resulting in increased governmental and private concern over providing adequate security measures. Many existing security systems and personnel screening techniques are inadequate to address these increasing concerns. The need for new, more capable systems has accelerated security system development. Because of their physical properties, high-frequency RF signals can be used in various detection and imaging systems applied to threats of violence. For example:
      Advanced Personnel Screening Portals. The human body reflects certain high-frequency RF signals. As a result, high-frequency RF signals can be used in advanced personnel screening portals that generate images showing weapons, including plastic explosives or ceramic knives, which are not detectable with conventional metal detection portals. These systems can operate very quickly, permitting a highly efficient and low-cost screening operation.
      Long Distance Personnel Detection. High-frequency RF signals can be used to detect the presence of humans at significant distances, much in the same way lower frequency radar systems can detect metal objects at a distance. This phenomenon can be employed as a radar fence to detect intrusion along lengthy security perimeters such as airport runways, military bases and international borders.
      We believe that the growth of these new security markets for RF modules may prove significant. The United States government’s spending on homeland security more than doubled from $17 billion in government fiscal year 2001 to over $40 billion in government fiscal year 2006.

Our Opportunity
      Historically, when telecom OEMs and defense electronics and homeland security systems integrators incorporated high-frequency RF modules into their products, they designed and manufactured them internally. However, faced with the need to generate greater cost efficiencies and technological innovations with fewer resources, we believe these OEMs and systems integrators are increasingly looking to merchant suppliers for these items.
      We have observed a trend of increasing use of merchant suppliers in the telecommunications network market. Of the top eleven microwave radio manufacturers that collectively represent 95% of the microwave radio unit volume worldwide, six exclusively use merchant suppliers for their transceiver modules, currently one is implementing a transition to the exclusive use of merchant supply and two source a portion of their requirements from merchant suppliers. Two of the microwave radio manufacturers made the decision to move to merchant suppliers exclusively within the last 18 months. We believe the same dynamic will also occur in the defense electronics and homeland security markets.
      We believe there are several key characteristics that telecom OEMs and defense and homeland security systems integrators value in a potential supply partner of high-frequency RF modules:

Low Cost. Telecom OEMs and defense and homeland security systems integrators are under increasing pricing pressure from their customers so they expect effective cost reduction programs from their merchant suppliers. These cost-reduction programs require merchant suppliers to make a comprehensive effort at multiple levels, including the integration of multiple functions, efficient manufacturing, effective supply chain management and use of low-cost sub-contractors, as appropriate.

Technical Depth. These OEMs and systems integrators seek merchant suppliers of RF modules that have significant experience in and understanding of the overall system design. This depth and breadth of understanding is crucial to determining appropriate overall system level tradeoffs and in providing advice to the OEM or system integrator, thereby enabling the OEM or system integrator to design and deploy its systems more cost-effectively.

Flexible Production. Volatility of demand is common in the market for RF modules, especially in the telecommunications network market. Therefore, these OEMs and systems integrators need merchant suppliers that can accommodate fluctuations in the demand, whether in mix or quantity, in the normal course of business and can flexibly scale their manufacturing to match the fluctuating demands of the OEM or systems integrator.

Innovative Technology. New technology is the key to providing enhanced performance and continued cost reduction. These OEMs and systems integrators value this capability and therefore prefer partners that create new technologies offering additional functionality, higher reliability, lower cost and better performance.
      We believe that few merchant suppliers comprehensively address all of these requirements. Many of the merchant suppliers that populate the industry are small and lack the requisite operational strength and technical capability. Many merchant suppliers use labor-intensive circuit manufacturing and test methods that limit their ability to produce high-frequency RF modules in high volume and at a low cost. Others have limited in-house RF design expertise and rely on third parties for their circuit designs. Fewer yet provide new technologies to the industry.

Our Strengths
      We are a provider of high-frequency RF modules to telecom OEMs and defense and homeland security systems integrators. We believe we possess several key strengths that enable us to provide our customers with superior products and services. These strengths include:

Cost-Effective Volume Manufacturing. Our high unit volumes enable us to achieve lower manufacturing costs than many of our competitors as we increase our materials purchasing power, amortize our overhead expenses over a larger number of units and gain labor efficiencies. The combination of our proprietary semiconductor components and technology, our ability to design highly-manufacturable products and our automated testing capability differentiate us from the labor-intensive methods often used in our industry. We contract with third-party, offshore manufacturers for added cost savings.

Depth and Breadth of Technical Expertise. We have extensive experience in the design and manufacture of high-frequency RF modules for a broad range of products. Our intellectual property and highly-skilled technical team are critical when dealing with the higher frequencies required by emerging applications. Our technical team has broad expertise in device physics, semiconductor device and circuit design, system engineering, test engineering and other critical disciplines. In addition, our large library of proprietary circuit designs enables us to introduce new products rapidly and cost-effectively. We believe the depth and breadth of our technical expertise differentiates us from many of our competitors, enabling us to optimize our products for critical performance factors and to assist our customers in developing an optimal overall design.

Scalable and Flexible Manufacturing. Our use of third-party contract manufacturing and innovative supply chain management techniques enables us to adjust rapidly, efficiently and flexibly to our customers’ varying quantity and product mix requirements, which are often created by unexpected needs and seasonal variations in demand.

Next-Generation Technology. We have invested in the development of next-generation circuit and packaging technologies that allow us to provide our customers with high-performance and low-cost solutions. Many of our competitors do not have the capability to produce proprietary circuit designs and therefore are limited to using standard, commercially-available semiconductor devices. We are able to develop new semiconductor devices on a custom basis to optimize the overall design. We have augmented our circuit design capabilities with advancements in circuit packaging that allow further enhancement of the design. This gives us the flexibility to optimize our product designs for our customers and their specific applications.
Our Strategy
      Our objective is to be the leading merchant supplier of high-frequency RF modules. Our strategies to achieve that objective focus on revenue growth, manufacturing efficiency and flexibility and technical breadth and strength:
      Accelerate Revenue Growth
      Increase our Telecommunications Network Business. We have long-standing customer relationships with many major telecom OEMs. We intend to use our customer base and track record, in conjunction with our low-cost manufacturing expertise, to increase our revenues. For a customer’s new designs, we intend to capture their business by designing and manufacturing new transceiver modules. However, if a customer is already producing a transceiver in-house, we intend to capture this additional business by taking over the production of their transceiver module designs and moving the production to our offshore contract manufacturing facilities where we can lower production costs by using our innovative supply chain management techniques. Subsequently, we plan to redesign our customers’ existing transceivers to lower costs further. In this market, we intend to generate additional revenues by offering both new product lines and frequencies. For example, in 2004, Nokia, Nera ASA and Siemens AG each expanded their relationship with us through purchasing new transceiver modules at different frequencies, Nera ASA chose to outsource all of its internal transceiver manufacturing to us and Siemens AG chose to outsource a portion of its internal transceiver manufacturing to us.
      Expand into New Growth Markets. While our core market historically has been the telecommunications network market, we intend to leverage our high-frequency RF module expertise to expand in new growth markets, such as defense electronics and homeland security systems, to increase revenues and diversify our customer base. We are actively expanding our business in the defense electronics and homeland security markets with recent initiatives such as our acquisition of JCA and the formation of our Endwave Defense Systems division, our execution of a multi-year supply agreement with SafeView, Inc. and a teaming agreement with Signal Technology Corporation Microwave Systems, a subsidiary of Crane Co. In 2004, revenues from defense and homeland security systems integrators accounted for approximately 13% of our total revenues. We believe we are well positioned to take advantage of these markets as high-frequency RF modules become a more integral component of defense electronics and homeland security systems.
      Grow through Acquisitions. Since our initial public offering in October 2000, we have acquired and integrated five businesses or product lines. As a result of these transactions, we have increased our revenues and market share, broadened our product portfolio, diversified our customer base, gained expertise outside our core telecommunications network market and added key members to our staff. We believe the consolidation of high-frequency RF module suppliers will continue and will provide us additional opportunities for attractive acquisitions. It is our intent to continue to pursue strategic acquisitions that will further strengthen our competitive position and revenue growth as appropriate.
      Offer the Highest Level of Manufacturing Efficiency and Flexibility
      Continually Improve Manufacturing Efficiency. The manufacturability of our designs, our automated test processes and our continuing improvement efforts have enabled us to bring labor-saving manufacturing technologies to an industry that has historically used labor-intensive manufacturing techniques. We intend to continue to improve our lean manufacturing methods and further enhance our manufacturing expertise. This will be particularly important for our high mix product line, primarily manufactured in our Diamond Springs facility.
      Outsource to Low-Cost, Contract Manufacturers. In 2002, we began moving most of our high-volume manufacturing to HANA Microelectronics Co., Ltd., or HANA, in Thailand, a low-cost, offshore contract manufacturer. We consign raw materials to HANA, as well as provide the specialized assembly and test equipment needed to manufacture our products. HANA provides the direct labor to assemble and test our products. Our readily manufacturable designs, which can tolerate a wide range of component performance and assembly process variations, and our automated production test systems enabled this transition to offshore contract manufacturing. The portion of our product revenues attributable to products manufactured offshore increased from approximately 8% in 2002 to over 80% in 2004. This transition significantly improved our product margins and converted many of our fixed costs into variable costs. This conversion of our cost structure enables us to adjust costs flexibly in response to changing customer demand and the seasonality of our telecommunications network business. We intend to continue to use contract manufacturers to enable us to respond flexibly to changing customer demands and the seasonality of our business.
      Reduce Raw Materials and Component Costs. The costs of raw materials and components employed in high-frequency RF modules are a major part of the overall manufacturing cost. We have reduced the cost of these components by re-designing them, leveraging our purchasing power and selecting more cost-effective suppliers. As an outgrowth of our operational presence in Asia, we continue to identify low-cost, high-quality suppliers for several of the raw materials and components used in our products.
      Employ a Fabless Semiconductor Model. Semiconductors are both a critical technical element and a major cost component of our products. Since our inception, we have focused on producing high-frequency RF modules based on internally-designed semiconductors processed by third-party semiconductor fabrication facilities, or foundries. Our use of third-party foundries gives us the flexibility to use the process technology and materials best suited for each application, allows us to leverage our purchasing power and eliminates the need for us to invest in and maintain our own foundries. We intend to continue to use third-party semiconductor foundries, particularly as we introduce new products incorporating more advanced semiconductor materials.
      Leverage Technical Breadth and Strength
      Broaden our Product Portfolio. We are enlarging the scope of our product offerings both in the frequency ranges in which our products are designed to operate and in the type of functionalities we support. This allows us to address a broader range of applications in our customers’ systems and further expands our market opportunities. For example, during the last year we have introduced a new microwave switch product for the homeland security market and a high performance synthesizer for the emerging gigabit ethernet bridging market.
      Develop New Circuit and Packaging Technologies. A key component of our value proposition is providing our customers with powerful and cost-effective technologies that offer them a major technical and economic advantage. We have developed and maintain a strong base of high-frequency RF technology supported by an experienced design team, a large library of circuit designs, extensive proprietary know-how and a large portfolio of patents. Our efforts to create new technology have led to 38 issued United States patents. We intend to continue to invest in research and development, maintain a team of talented engineers and scientists, and build on our manufacturing technologies. To that end, we recently introduced a proprietary circuit technology known as Multilithic Microsystems, or MLMS, and a proprietary circuit packaging technology called Epsilon, both of which reduce the cost of producing our products and improve technical performance.
Products and Technology
     Products
      Our RF modules are typically used in high-frequency applications and include integrated transceivers, amplifiers, synthesizers, oscillators, up and down converters, frequency multipliers and microwave switch arrays. Depending upon the requirements of our customers, we supply our products at the following levels of integration:

Single-Function Modules. Single-function modules are simple, standardized products that perform a single function, such as amplification, frequency multiplication or signal mixing. We employ these modules in the design of prototype or low production volume systems that do not warrant the development of a custom, fully-integrated module.

Multi-Function Modules. Multi-function modules are customized, complex products that combine a number of individual functional elements into a single package. These modules are typically more cost-effective for higher-volume applications and provide greater reliability and performance than systems assembled by the customer using single-function RF modules.

Integrated Subsystem Modules. Integrated subsystem modules combine several functional RF blocks, such as amplifiers, switches or oscillators, with various types of control and support circuitry, such as a microprocessor or a power supply, to form a stand-alone subsystem. These complex subsystem modules, such as those we supply to Nokia, combine RF capability with sophisticated analog and digital system interface capabilities.

      The following diagram illustrates the varying levels of product integration available to our customers. The shaded area in the lower left portion of the diagram represents a single-function module used for intermediate frequency amplification. The shaded area on the right side of the diagram represents a multi-function RF module. The area enclosed by the box represents an integrated subsystem module.
      Circuit Technologies
      In high-frequency RF modules, the choice and implementation of the basic circuit technology determines the performance, cost and manufacturability of the product. Currently, the majority of our products employ one of two alternate technologies, either hybrid microwave integrated circuit, or HMIC, technology or monolithic microwave integrated circuit, or MMIC, technology. In each case, we apply our circuit design capabilities to develop custom circuits that are optimized for cost, performance and manufacturability. All of our products manufactured at HANA employ MMIC technology. We have advanced the design of our HMIC and MMIC circuits significantly and have benefited from those advancements in reduced costs and higher production yields. Multilithic Microsystem technology, or MLMS, is a proprietary next generation circuit technology, which we believe will significantly reduce costs and improve performance.

      The following table compares various characteristics and our assessment of the relative merits of these three distinct circuit technologies:

Circuit Technologies

Endwave Next-Generation
	Current Technology		Technology

	HMIC	MMIC	MLMS
Circuit Type

Description	Individual devices bonded to a substrate and then interconnected with bond wires	Monolithic semiconductor substrate with patterned devices and interconnections	Individual devices flip chip attached using our patented flip chip assembly technology to a complex substrate

Module Design	Multiple circuits cascaded to form a functional block	Multiple circuits cascaded to form a functional block	Single substrate can form a complete “system on a chip” functional block

Substrate	Ceramic with single top layer metallization	Semiconductor material, typically gallium arsenide	Next generation, multi- layer substrate containing metal, capacitive and resistive layers

Active Devices	Individual RF devices attached to substrate	Devices patterned into various areas of the substrate; active device area is a small fraction of total substrate area	Individual RF devices especially designed for flip chip assembly

Application	Used for rapid prototyping and low volume production	Used for high volume automated or third-party assembly	Used for high volume automated or third-party assembly

Number of Bond	High — Often hundreds	Moderate — Often tens per	Low — Often fewer than
Wires (which require manual tuning)	per module	module	10 per module

Performance	Variable — Units must be hand-tuned to required specifications and performance may be variable	Good — MMIC circuit designed for consistent performance, limited by substrate characteristics	Excellent — Very consistent performance due to lack of bond wires and improved substrate material

Design Difficulty	Moderate — The most flexible circuit technology for customizing RF performance; can be designed very quickly by us because of our large library of HMIC core elements
Difficult — Complete circuit and all interactions must be concurrently analyzed; complicated by sub-optimal substrate properties of semiconductor materials for interconnection and filter elements; single-substrate process must be used for all devices
Moderate — Multi-layer properties of substrate facilitate ease of design; layers optimized for their function

Relative Cost	High — Material costs are modest, but high assembly, test and rework labor costs	High — Material cost of large semiconductors is expensive	Moderate — Device and substrate costs are lower than MMICs; assembly process automated for lower labor costs than HMICs

Status	In production	In production	In final testing and qualification

Circuit Packaging Technologies
      In high-frequency RF modules, the circuit packaging technology also significantly impacts cost and performance. The majority of our current products employ planar packaging technology, especially our high-volume commercial products. To improve the performance and reduce the cost of packaging, we have developed our proprietary Epsilon packaging technology.
      The following table compares current RF packaging technology with our new Epsilon packaging technology and our assessment of the relative merits of these two distinct circuit packaging technologies:

Circuit Packaging Technologies

	Current Technology	Endwave Next-Generation Technology

	Planar	Epsilon
Package Type

Description	Circuit substrates mounted to metal carrier and then enclosed with metal cover; entire assembly mounted to conventional printed wiring board	Circuit substrates mounted directly to composite printed wiring board using “chip on board” approach and then enclosed with non-metallized plastic cover

Size and Weight	Metallic parts add significant thickness and weight	Significantly thinner and lighter than planar packages

Performance	Good — Good performance with adequate RF gasket seal	Excellent — RF cavity sealed better than planar packages

Design Difficulty	Moderate — Requires separate design effort for carrier and cover with interfaces to printed wiring board	Low — Fewer elements to design and fewer mechanical interfaces to manage than planar packages

Manufacturability	Eight major assembly steps	Four major assembly steps

Relative Cost	High — Material costs are significant	Low — Metal carrier eliminated and plastic cover is more cost-effective

Status	In production	In final testing and qualification

Sales and Marketing
      We focus on the global telecommunications network, defense electronics and homeland security markets. We sell our products through our direct sales efforts, which are supported by a network of domestic and international independent representatives. For each of our major customers, we assign a technical account manager, who has responsibility for developing and expanding our relationship with that customer. Our direct sales efforts are augmented by traditional marketing activities, including advertising, participation in industry associations and presence at major trade shows.
      Our products are highly technical and the sales cycle can be long. Our sales efforts involve a collaborative and iterative process with our customers to determine their specific requirements either in order to design an appropriate solution or transfer efficiently the product to our offshore contract manufacturer. Depending on the product, the sales cycle can typically take anywhere from 2 to 12 months.
Customers
      We sell our products primarily to telecom OEMs and defense and homeland security systems integrators. During 2004, we shipped products to more than 100 different customers. Our top customers, which accounted for approximately 90% of our total revenues in 2004, and the markets they served, were:

Telecommunications Network	Defense Electronics and Homeland Security

Nokia	The Boeing Company
Nera ASA	SafeView, Inc.
Stratex Networks, Inc.	Lockheed Martin Corporation
Powerwave Technologies, Inc. (formerly LGP Allgon)	Suntron Corporation
Siemens AG
      Revenues from all of our telecom OEM customers comprised 86% of our total revenues in 2004. While we intend to increase our revenues in the defense electronics and homeland security markets, we expect that the majority of our revenues will be attributable to a limited number of telecom OEMs for the foreseeable future.

Acquisitions
      As part of our growth strategy, we have made acquisitions designed to increase revenues and gain market share. We have completed the following acquisitions since our initial public offering:

Acquisition	Structure	Key Benefits

JCA Technology, Inc., a wholly-owned subsidiary of New Focus, Inc., a subsidiary of Bookham Technology plc — July 2004	Purchased all of the outstanding capital stock of JCA, whose primary product line was microwave amplifiers serving the defense electronics industry	• Provided significant market position in RF amplifiers and modules for defense and related applications
• Expanded relationships with existing customers, including Raytheon Company, Lockheed Martin Corporation and BAE Systems plc
• Added new customers, including Thales Group SA, L-3 Communications Corp. and Xicom Technology
• Formed core of Endwave Defense Systems division

Verticom, Inc. — May 2003	Purchased assets including customer contracts, equipment, inventory, product designs and other intellectual property required to manufacture and supply YIG-based frequency synthesizers	• Enhanced high-performance oscillator technology
• Added new customer relationship in the defense electronics market
• Added new product application in the defense communication satellite terminal market

Arcom Wireless Incorporated, a subsidiary of Dover Corporation — February 2003	Purchased assets including customer contracts, equipment, inventory, product designs and other intellectual property required to manufacture and supply a 58 GHz integrated transceiver	• Expanded relationship with an existing customer • Enhanced market position as a leading supplier of 58 GHz products

Signal Technology Corp. Fixed Wireless Division — September 2002	Purchased assets including customer contracts, equipment, inventory, product designs and other intellectual property required to manufacture and supply several transceiver products	• Expanded relationships with existing customers including Stratex Networks, Inc. and Nera ASA
• Added new customers including Siemens AG and Ceragon Networks Ltd.
• Significantly increased our product portfolio
• Facilitated move to offshore production

M/A-Com Tech, Inc., a subsidiary of Tyco Electronics formerly known as Stellex Microwave Systems — April 2001	Purchased assets including customer contracts, equipment, inventory, product designs and other intellectual property required to manufacture and supply yttrium iron garnet-based frequency synthesizers	• Added new product capabilities in high performance oscillators • Added new customer relationship with Stratex Networks, Inc. • Added new application in high capacity microwave radios

Competition
      Among merchant suppliers in the telecommunications network market, we primarily compete with Eyal Microwave Industry, Filtronics plc, the Forem division of Andrew Corporation, Linkra Srl, Microelectronics

Technology Inc., REMEC, Inc., Teledyne Technologies Incorporated, Thales Group SA, and Xytrans Inc. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their own high-frequency RF transceiver modules, rather than use merchant suppliers like us. We believe that over one-half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and related sales. Conversely, if they should decide to outsource their requirements, this may significantly expand the market available to us. In the defense electronics and homeland security markets, we primarily compete with Aeroflex Incorporated, AML Communications Inc., Chelton, Ltd., CTT Inc., Herley Industries, Inc., KMIC Technology, Inc. and Teledyne Technologies Incorporated.
      We believe that the principal competitive factors in our industry are:

•	Product pricing and the ability to offer low-cost solutions;

•	Technical leadership and product performance;

•	Product breadth;

•	Time-to-market in the design and manufacturing of products; and

•	Logistical flexibility, manufacturing capability and scalable capacity.
Research and Development
      Our research efforts focus on developing new proprietary circuit and packaging technologies, such as MLMS and Epsilon, and integrating our technology into new semiconductor materials, such as indium gallium phosphide. Our product development activities focus on designing products to meet specific customer and market needs and introducing these products to manufacturing. Our technical approach emphasizes the following capabilities:
      Custom Semiconductor Design Capabilities. Our ability to design custom semiconductors allows us to optimize and reduce the cost of designs beyond what is possible with standard, off-the-shelf semiconductors.
      Breadth of Expertise. We are experienced in a broad range of technical disciplines and possess the know-how to design products at multiple levels of integration.
      Computer Modeling Capabilities. Our extensive computer modeling capabilities allow us to create designs quickly and to minimize the number of iterations required to develop specification compliant, cost-effective designs.
      Extensive Library of Circuit Designs. Our extensive library of circuit, module and subsystem designs enables us to generate new designs and produce prototypes quickly to meet our customers’ time-to-market demands.
      Automated Testing Processes. High-frequency RF products require extensive testing after assembly to verify compliance with customer specifications. We use high speed, custom-designed, automated test sets that are capable of rapidly testing a complete RF module. This increases throughput in the manufacturing process and reduces the skill level required to conduct the tests. Concurrently with the development of these test methods, we develop data analysis and reporting tools to facilitate rapid communication of test data to our customers.
      Our research and development and related engineering expenses were $9.2 million, $4.5 million and $5.0 million, in 2002, 2003 and 2004, respectively. The increase in 2004 spending as compared to 2003 was primarily the result of research and development expenses incurred by JCA during the second half of 2004. The decrease in 2003 spending as compared to 2002 was primarily attributable to a significant reduction in the size of our engineering team in 2002 in order to match our investment in research and development with then current market needs.

Patents and Intellectual Property Rights
      Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of December 31, 2004, we had 38 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, Multilithic Microsystem technology and system designs. Our issued United States patents expire between 2007 and 2020. We also license technology from other companies, including Northrop Grumman Corporation. There are no limitations on our rights to make, use or sell products we may develop in the future using the technology licensed to us by Northrop Grumman Corporation, provided that the products are for commercial customers and non-satellite applications.
      We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decisions as to whether to seek formal patent protection and the countries in which to seek it are done on a patent by patent basis and are based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property. With regard to our pending patent applications, it is possible that no patents may be issued as a result of these or any future applications or the allowed patent claims may be of reduced value and importance. Further, any existing or future patents may be challenged, invalidated or circumvented thus reducing or eliminating their commercial value.
      To protect our intellectual property, we enter into confidentiality and assignment of rights to inventions agreements with our employees, and confidentiality and non-disclosure agreements with our strategic partners, and generally control access to and distribution of our documentation and other proprietary information. These measures may not be adequate in all cases to safeguard the proprietary technology underlying our products. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan.
Operations
      We currently have our products manufactured in two locations. Domestically, we operate a plant in Diamond Springs, California for those products that are being produced in low volumes. Our domestic manufacturing operations are primarily for defense electronics applications, which must be manufactured within the United States due to government export control regulations. The majority of our products are manufactured in Thailand by HANA Microelectronics Co., Ltd., or HANA, a contract manufacturer. Under our manufacturing contract, HANA supplies the physical plant, direct labor, basic assembly equipment and warehousing functions. We supplement those activities with our own full-time, in-country staff consisting of two employees and six independent contractors who provide production planning, process engineering, test engineering and quality assurance support. We own certain assets held in HANA’s factory, including specialized test and assembly equipment and various raw material and product inventories. Our arrangement with HANA allows us to reduce our labor and facility expenses while maintaining tight control of process and quality. To reduce our costs further, we have identified lower cost Asian sources for various raw materials, especially basic metal and circuit board components. Our manufacturing agreement with HANA currently expires in July 2005, but will renew automatically for a one-year period unless either party notifies the other of its desire to terminate the agreement at least 90 days prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 120 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. While our relations with HANA are favorable and we do not anticipate an interruption in our arrangement with HANA, there can be no assurance that HANA will not seek to terminate its agreement with us.
      We design custom semiconductor devices. However, we do not own or operate a semiconductor foundry and rely on a limited number of third parties to produce these components. Our use of various third-party semiconductor foundries gives us the flexibility to use the process technology that is best suited for each application and eliminates the need for us to invest in and maintain our own semiconductor facilities. Our primary semiconductor foundry is Velocium, a division of Northrop Grumman Space Mission & Systems Corp., which is the holder of approximately 33.0% of our common stock, and a wholly-owned subsidiary of Northrop Grumman Corporation. In this report, we refer to the Northrop Grumman Space & Mission Systems Corp. foundry by its tradename, Velocium. Velocium produced over 85% of our semiconductors in 2004. We also use other suppliers for some of our products. The loss of our relationship with or our access to any of the semiconductor foundries we currently use, particularly Velocium, and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers. Our current supply agreement with Velocium expires in December 2005. While we believe we are a significant customer of and do not anticipate an interruption in our relationship with Velocium, there can be no assurance that Velocium will renew its agreement with us. We estimate that it may take up to six months to shift product of a given semiconductor circuit design to a new foundry.
      All of the manufacturing facilities we use worldwide are registered under ISO 9001-2000, an international certification standard of quality for design, development and business practices. We maintain comprehensive quality systems at all of these facilities to ensure compliance with customer specifications, configuration control, documentation control and supplier quality conformance.
Backlog
      Our order backlog consists of a combination of conventional purchase orders and formal forecasts given to us under annual and multi-year frame agreements. Typically, the forecast portion of the backlog is the significantly larger amount. The forecasts we receive normally have a firm commitment portion of one to three months in duration that obligate the customer to accept at least some portion of the amount forecasted for that period, with the remainder of the forecast including no such obligation. These forecasts are subject to change on a regular basis and we have experienced significant forecast variations in both unit volumes and product mix. As a result, we believe that backlog is not a reliable indicator of future revenues.
      Our backlog at March 16, 2005 was approximately $29.8 million for shipments expected to occur through the end of calendar year 2005. By comparison, our backlog as of March 15, 2004 for shipments then expected to occur by December 31, 2004 was $20.6 million.
Governmental Regulation
      Government regulations directly affect our business in two principal ways. In our telecommunications network market, the frequencies at which wireless systems transmit and receive data are dictated by government licensing agencies in the location where they are deployed. Unexpected difficulties in obtaining licenses or changes in the operating frequencies allowed can halt or delay microwave radio deployments and therefore halt or delay the need for our products. Both national and international regulatory bodies have set stringent standards on the performance of microwave radios, especially spurious emissions and their potential to cause interference in other systems. Meeting these regulations is technologically challenging and changes in the regulations could require a re-design of our products to achieve compliance.
      In our defense electronics market, some of the products we supply to our foreign customers are controlled by United States government export regulations promulgated by the Departments of State, Commerce and Defense. Prior to shipment of these products, we must apply for various approvals and licenses. This application process can be lengthy and approval is not assured. If we do not receive approval or the approval is delayed, it can halt or delay our shipments. Further, our products for defense electronics applications must be manufactured within the United States due to government export control regulations.
Employees
      As of December 31, 2004, we had 141 full-time employees, including 68 in manufacturing, 37 in product and process engineering, 17 in sales and marketing and 19 in general and administrative. Our employees are not subject to any collective bargaining agreement with us and we believe that our relations with our employees are good.
Available Information
      Our principal executive offices are located at 776 Palomar Avenue, Sunnyvale, California 94085, and our main telephone number is (408) 522-3100. The public may read and copy any material we file with the Securities and Exchange Commission, or SEC, at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

RISK FACTORS
      You should consider carefully the following risk factors as well as other information in this report and the documents incorporated by reference herein or therein, before investing any of our securities. If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected. This could cause the market price of our common stock to decline, and you may lose all or part of your investment.
Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future.
      We have had a history of losses. We had a net loss of $4.4 million in 2004. We also had net losses of $31.0 million and $7.9 million for the years ended December 31, 2002 and 2003, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nokia, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.
      We depend, and expect to continue to depend, on a relatively small number of telecommunications network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs, for a large portion of our revenues. The loss of any of our major customers, particularly Nokia, or any material reduction in orders from any of such customers would have a material adverse effect on our business, financial condition and results of operations. In 2002, 2003 and 2004, revenues from Nokia accounted for 71%, 59% and 55% of our total revenues, respectively. Revenues from Nera ASA accounted for 10% of our total revenues for 2004. Revenues from Stratex Networks, Inc. accounted for 13% of our total revenues for 2003. We had no other customers representing more than 10% of our total revenues for 2002, 2003 or 2004. None of our major customers is under any long-term commitment to purchase products from us, and there is no guarantee that any of them will continue to do business with us.
We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.
      We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 86% of our total revenues in 2004.
      The telecommunications industry suffered a significant worldwide downturn beginning in 2000, and has only recently begun to grow again. In connection with this downturn, there were worldwide reductions in telecommunications network projects that resulted in the loss of some of our key customers and reduced revenues from our remaining customers. We also were forced to undertake significant cost reduction measures as a result. If similar downturns reoccur, or if the telecommunications industry fails to grow as we anticipate, our revenues may remain flat or decrease. Significantly lower revenues would likely force us to make provisions for excess inventory and abandoned or obsolete equipment and reduce our operating expenses. To reduce our operating expenses, we could be required to reduce the size of our workforce and consolidate facilities. We cannot guarantee that we would be able to reduce operating expenses to a level commensurate with the lower revenues resulting from such an industry downturn.
      The telecommunications industry has undergone significant consolidation in the past few years and we expect that consolidation to continue. The acquisition of one of our major customers in this market, or one of the communications service providers supplied by one of our major customers, could result in delays or cancellations of orders of our products, which would have a material adverse effect on our results of operations.
Our future success depends in part on our ability to further penetrate into new markets, such as defense electronics and homeland security, and we may be unable to do so.
      Historically, all or a large majority of our revenues have been attributable to sales of our RF modules to telecom OEMs such as Nokia. Part of our growth strategy is to design and sell high-frequency RF modules for and to OEMs and systems integrators in new markets, particularly defense electronics and homeland security. To date, only a small percentage of our revenues has been attributable to sales of RF modules to defense systems integrators. We have only recently begun to design and sell products for the recently emerging homeland security market. The potential size of this market is unclear and we cannot predict how the market will evolve. If increased demand for high-frequency RF modules in the defense electronics and homeland security markets does not materialize, we fail to secure new design wins in these markets or we are unable to design readily manufacturable products for these new markets, our growth could be adversely impacted.
Our operating results have fluctuated significantly in the past and are likely to continue to do so in future periods.
      Our quarterly and annual operating results are difficult to predict and are likely to continue to fluctuate significantly from period to period. Our operating results may fluctuate for many reasons, including but not limited to:

•	variations in the timing and size of, or cancellations or reductions of, customer orders and shipments;

•	variations in the availability, cost and quality of components from our suppliers, particularly from our single source suppliers and suppliers of scarce components;

•	competitive factors, including pricing, availability and demand for competing products;

•	constraints on our manufacturing capacity;

•	variability of the product development and sales cycle with our customers;

•	variations in our manufacturing yields and other factors affecting our manufacturing costs;

•	changes in our sales prices;

•	changes in the mix of products with different gross margins;

•	progress under significant development contracts;

•	obsolescence of our component inventories;

•	hiring and loss of personnel, particularly in manufacturing, research and development and sales and marketing; and

•	product defect claims and associated warranty expenses.
Our operating results fluctuate significantly based on seasonal factors in the telecommunications network market.
      We typically recognize lower revenues in the first and third calendar quarters due to seasonality in the telecommunications network market. Revenues attributable to telecom OEMs typically contract in the first quarter due to delays in purchasing resulting from wireless carriers’ budgeting processes. The third quarter is generally slow in our telecommunications network market as many of our European telecom OEM customers shut down their factories for a portion of the summer months. The fourth quarter historically has been our strongest quarter as the wireless carriers expend their remaining capital budgets for the year. We expect these seasonal fluctuations to continue as they pertain to our telecommunications network business.

Because of the scarcity of some components and our dependence on single source suppliers for some other components, we may be unable to obtain an adequate supply of components, or we may be required to pay higher prices or to purchase components of lesser quality.
      We currently purchase a number of components, some from single source suppliers for which alternative sources may not be readily available, including, but not limited to:

•	semiconductor devices;

•	application-specific monolithic microwave integrated circuits;

•	voltage-controlled oscillators;

•	voltage regulators;

•	lead-free surface mount components;

•	high-frequency circuit boards;

•	custom connectors;

•	electromagnetic housings;

•	yttrium iron garnet components; and

•	magnetic components.
      Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and lower our margins. Recently, we suffered from a shortage of voltage-controlled oscillators and voltage regulators, which reduced our revenues in the fourth quarter of 2004 and is expected to impact revenues in the first quarter of 2005. Our single source suppliers could enter into exclusive agreements with or be acquired by one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business. Even to the extent alternative suppliers are available to us, identifying them and entering into arrangements with them may be difficult and time consuming, and they may not meet our quality standards. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms.
We rely heavily on a Thailand facility of HANA Microelectronics Co., Ltd., a third-party contract manufacturer, to produce our RF modules. If HANA is unable to produce these modules in sufficient quantities or with adequate quality, or it chooses to terminate our manufacturing arrangement, we will be forced to find an alternative manufacturer and may not be able to fulfill our production commitments to our customers, which could cause sales to be delayed or lost and could harm our reputation.
      We outsource the assembly and testing of most of our products to a Thailand facility of HANA Microelectronics Co., Ltd., or HANA, a third-party contract manufacturer. We plan to continue this arrangement as a key element of our operating strategy. If HANA does not provide us with high quality products and services in a timely manner, or terminates its relationship with us, we may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of our products could be delayed or lost and our reputation could be harmed. Our manufacturing agreement with HANA currently expires in July 2005 but will renew automatically for a one-year period unless either party notifies the other of its desire to terminate the agreement at least 90 days prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 120 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.

We rely on Velocium and other third-party semiconductor foundries to manufacture the semiconductors contained in our products. The loss of our relationship with any of these foundries, particularly Velocium, without adequate notice would adversely impact our ability to fill customer orders and could damage our customer relationships.
      We design semiconductor devices. However, we do not own or operate a semiconductor fabrication facility, or foundry, and rely on a limited number of third parties to produce these components. Our primary semiconductor foundry is Velocium, a division of Northrop Grumman Space & Mission Systems Corp., which is the holder of approximately 33.0% of our common stock, and a wholly-owned subsidiary of Northrop Grumman Corporation. In this report, we refer to the Northrop Grumman Space & Mission Systems Corp. foundry by its tradename, Velocium. Velocium produced over 85% of our semiconductors in 2004. We also use other suppliers for some of our products. The loss of our relationship with or our access to any of the semiconductor foundries we currently use, particularly Velocium, and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.
      Our current supply agreement with Velocium expires in December 2005. We may not be able to negotiate an extension to this agreement on favorable terms, if at all. We also may not be successful in forming alternative supply arrangements that provide us with a sufficient supply of gallium arsenide devices. Because there is a limited number of semiconductor foundries that use the particular process technologies we select for our products and have sufficient capacity to meet our needs, using alternative or additional semiconductor foundries would require an extensive qualification process that could prevent or delay product shipments and revenues. We estimate that it may take up to six months to shift production of a given semiconductor circuit design to a new foundry.
We are subject to risks associated with acquisitions.
      One of our strategies is to grow through acquisitions. To that end, we have completed five acquisitions since our initial public offering and intend to pursue attractive acquisitions in our market as appropriate. The process of investigating, acquiring and integrating any business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:

•	diversion of our management from the operation of our core business;

•	assimilating the acquired operations and personnel;

•	integrating information technology and reporting systems;

•	retention of key personnel;

•	retention of acquired customers; and

•	implementation of controls, procedures and policies in the acquired business.
      Moreover, we may encounter other unforeseen problems with acquisitions that we may not be able to overcome. Future acquisitions may require us to issue shares of our stock or other securities that dilute our other stockholders, expend cash, incur debt, assume liabilities, including contingent or unknown liabilities, or create additional expenses related to write-offs or amortization of intangible assets with estimated useful lives, any of which could materially adversely affect our business, financial condition or results of operations.
Our products may contain component, manufacturing or design defects or may not meet our customers’ performance criteria, which could cause us to incur significant repair expenses, harm our customer relationships and industry reputation, and reduce our revenues and profitability.
      We have experienced manufacturing quality problems with our products in the past and may have similar problems in the future. As a result of these problems, we have replaced components in some products, or replaced the product, in accordance with our product warranties. Our product warranties typically last one to two years. As a result of component, manufacturing or design defects, we may be required to repair or replace a substantial number of products under our product warranties, incurring significant expenses as a result. Further, our customers may discover latent defects in our products that were not apparent when the warranty period expired. These defects may cause us to incur significant repair or replacement expenses beyond the normal warranty period. In addition, any component, manufacturing or design defect could cause us to lose customers or revenues or damage our customer relationships and industry reputation.
      For example, some radios incorporating our transceivers that are manufactured and shipped by one of our customers have experienced degraded performance after installation in the field. The cause of the degradation was identified to be a faulty semiconductor component originally developed and supplied by TRW Inc. that was incorporated in the transceiver. TRW was later acquired by Northrop Grumman Corporation and renamed Northrop Grumman Space & Mission Systems Corp., and its foundry is referred to by its tradename, Velocium. Pursuant to a settlement agreement between TRW and us, we are responsible for the direct costs associated with the repair and replacement of the degraded transceivers produced under our supply agreement with the customer. Northrop Grumman Space & Mission Systems Corp., as successor to TRW, compensated our customer for the indirect costs associated with the repair and replacement of the degraded radios and transceivers. These indirect costs include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in each returned radio. During 2001, we reserved $4.6 million for warranty charges to cover the actual repair of the transceivers containing these faulty components, of which $1.1 million had been used through December 31, 2004.
      Under an agreement we entered into with Northrop Grumman Space & Mission Systems Corp. in March 2005, we agreed to pay $300,000 to Northrop Grumman Space & Mission Systems Corp. as final reimbursement for these indirect costs and to assume sole responsibility for any future product failures attributable to the semiconductor component. We are in the process of designing a replacement component, which will be fabricated by an alternate supplier that we believe will eliminate the degradation of performance in future production units. We expect to complete the design and qualification of this replacement component by mid-2005 at a cost of approximately $120,000.
We depend on our key personnel. Skilled personnel in our industry can be in short supply. If we are unable to retain our current personnel or hire additional qualified personnel, our ability to develop and successfully market our products would be harmed.
      We believe that our future success depends upon our ability to attract, integrate and retain highly skilled managerial, research and development, manufacturing and sales and marketing personnel. Skilled personnel in our industry can be in short supply. To attract and retain qualified personnel, we may be required to grant large stock option or other stock-based incentive awards, which may harm our operating results or be dilutive to our other stockholders. We may also be required to pay significant base salaries and cash bonuses, which could harm our operating results.
      We are particularly dependent on the continued employment of our senior management team and other key personnel. If one or more members of our senior management team or other key personnel were unable or unwilling to continue in their present positions, these persons would be very difficult to replace, and our business could be seriously harmed. We do not maintain key person life insurance policies.
Competitive conditions may require us to reduce prices in the future and, as a result, we may need to reduce our costs in order to be profitable.
      We expect market conditions will cause us to reduce our prices in the future. In order to reduce our per-unit cost of product revenues, we must continue to design and re-design products to require lower cost materials, improve our manufacturing efficiencies and successfully move production to low-cost, offshore locations. The combined effects of these actions may be insufficient to achieve the cost reductions needed to be profitable.

The length of our sales cycle requires us to invest substantial financial and technical resources in a potential sale before we know whether the sale will occur. There is no guarantee that the sale will ever occur and if we are unsuccessful in designing a high-frequency RF module for a particular generation of a customer’s products, we may need to wait until the next generation of that product to sell our products to that particular customer.
      Our products are highly technical and the sales cycle can be long. Our sales efforts involve a collaborative and iterative process with our customers to determine their specific requirements either in order to design an appropriate solution or to transfer efficiently the product to our offshore contract manufacturer. Depending on the product, the sales cycle can take anywhere from 2 to 12 months, and we incur significant expenses as part of this process without any assurance of resulting revenues. We generate revenues only if our product is selected for incorporation into a customer’s system and that system is accepted in the marketplace. If our product is not selected, or the customer’s development program is discontinued, we generally will not have an opportunity to sell our product to that customer until that customer develops a new generation of its system. There is no guarantee that our product will be selected for that new generation of its system. In the past, we have had difficulty meeting some of our major customers’ stated volume and cost requirements. The length of our product development and sales cycle makes us particularly vulnerable to the loss of a significant customer or a significant reduction in orders by a customer because we may be unable to quickly replace the lost or reduced sales.
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
      Each of our telecommunications network products is designed for a specific range of frequencies. Because different national governments license different portions of the frequency spectrum for the telecommunications network market, and because communications service providers license specific frequencies as they become available, in order to remain competitive we must adapt our products rapidly to use a wide range of different frequencies. This may require the design of products at a number of different frequencies simultaneously. This design process can be difficult and time consuming, could increase our costs and could cause delays in the delivery of products to our customers, which may harm our reputation and affect the timing of our revenues.
      In our other markets, our customers have specific requirements that can be at the forefront of technological development and therefore difficult and expensive to develop. If we are not able to devote sufficient resources to these products, or we experience development difficulties or delays, we could lose sales and damage our reputation with those customers.
We may not be able to manufacture and deliver our products as quickly as our customers require, which could cause us to lose sales and would harm our reputation.
      At times in the past, we have been unable to manufacture products in the volume requested by our customers. In the future, we may not be able to manufacture products and deliver them to our customers at the times and in the volumes they require. Manufacturing delays and interruptions can occur for many reasons, including, but not limited to:

•	the failure of a supplier to deliver needed components on a timely basis or with acceptable quality;

•	lack of sufficient capacity;

•	poor manufacturing yields;

•	equipment failures;

•	manufacturing personnel shortages;

•	labor disputes;

•	transportation disruptions;

•	changes in import/export regulations;

•	infrastructure failures at the facilities of our offshore contract manufacturer;

•	natural disasters;

•	acts of terrorism; and

•	political instability.
      Manufacturing our products is complex. The yield, or percentage of products manufactured that conform to required specifications, can decrease for many reasons, including materials containing impurities, equipment not functioning in accordance with requirements or human error. If our yield is lower than we expect, we may not be able to deliver products on time. If we fail to manufacture and deliver products in a timely fashion, our reputation may be harmed, we may jeopardize existing orders and lose potential future sales, and we may be forced to pay penalties to our customers.
      As part of our strategy, we may expand our domestic manufacturing capacity beyond the level required for our current sales in order to accommodate anticipated increases in our defense electronics business. As a result, our domestic manufacturing facilities may be underutilized from time to time. Conversely, if we do not maintain adequate manufacturing capacity to meet demand for our defense electronic products, we may lose opportunities for additional sales. Any failure to have sufficient manufacturing capacity to meet demand would harm our market share and operating results.
Because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could have negative effects on our inventory levels and revenues.
      Our sales are generally made on the basis of formal agreements and purchase orders, which may be later modified or canceled by the customer, rather than firm long-term purchase commitments. We have historically been required to place firm orders for products and manufacturing equipment with our suppliers up to six months prior to the anticipated delivery date and, on occasion, prior to receiving an order for the product, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates, causing excess inventory to accumulate or a lack of manufacturing capacity when needed. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we would have excess inventory, which would harm our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity were available, we would lose revenue opportunities, market share and damage our customer relationships. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and were unable to benefit from this increased demand. There is no guarantee that we will be able to adequately respond to unexpected increases in customer purchase orders in the future, in which case we may lose the revenues associated with those additional purchase orders and our customer relationships and reputation may suffer.
Some of our customer contracts require us to manufacture products designed by our customers. While we intend to convert these products to products of our own design, such transitions may be difficult to implement and delays or difficulties in doing so could harm our operating results.
      Some of our customer contracts are based on the transfer of product manufacturing from our customers’ factories to our own. Under these contracts, we may be required to manufacture the products in a manner similar to the way our customers previously manufactured them until we are able to convert these products to products of our own design. The objective of converting a product to one of our own design is to improve manufacturability and lower costs. If we encounter difficulties or delays in transitioning a customer’s product to our manufacturing facilities, revenues attributable to that product could be delayed or lost. The cost of manufacturing a customer-designed product is typically much higher than the cost of manufacturing a product of our own design. In the short term, while we are manufacturing a customer-designed product, our profit margins will be adversely impacted. Similarly, difficulties and delays in transitioning a product to a product of our own design will result in reduced profitability over the long-term.
Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.
      Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of December 31, 2004, we had 38 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, Multilithic Microsystem technology and system designs. Our issued United States patents expire between 2007 and 2020. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a patent by patent basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
      To protect our intellectual property, we enter into confidentiality and assignment of rights to inventions agreements with our employees, and confidentiality and non-disclosure agreements with third parties, and generally control access to and distribution of our documentation and other proprietary information. These measures may not be adequate in all cases to safeguard the proprietary technology underlying our products. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in other countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States. We occasionally agree to incorporate a customer’s or supplier’s intellectual property into our designs, in which case we have obligations with respect to the non-use and non-disclosure of that intellectual property. We also license technology from other companies, including Northrop Grumman Corporation. There are no limitations on our rights to make, use or sell products we may develop in the future using the technology licensed to us by Northrop Grumman Corporation, provided that the products are for commercial customers and non-satellite applications. Steps taken by us to prevent misappropriation or infringement of our intellectual property or the intellectual property of our customers may not be successful. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Litigation of this type could result in substantial costs and diversion of our resources.
      We may receive in the future, notices of claims of infringement of other parties’ proprietary rights. In addition, the invalidity of our patents may be asserted or prosecuted against us. Furthermore, in a patent or trade secret action, we could be required to withdraw the product or products as to which infringement was claimed from the market or redesign products offered for sale or under development. We have also at times agreed to indemnification obligations in favor of our customers and other third parties that could be triggered upon an allegation or finding of our infringement of other parties’ proprietary rights. These indemnification obligations would be triggered for reasons including our sale or supply to a customer or other third parties of a product which was later discovered to infringe upon another party’s proprietary rights. Irrespective of the validity or successful assertion of such claims we would likely incur significant costs and diversion of our resources with respect to the defense of such claims. To address any potential claims or actions asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. However, in such an instance, a license may not be available on commercially reasonable terms, if at all.
      With regard to our pending patent applications, it is possible that no patents may be issued as a result of these or any future applications or the allowed patent claims may be of reduced value and importance. If they are issued, any patent claims allowed may not be sufficiently broad to protect our technology. Further, any existing or future patents may be challenged, invalidated or circumvented thus reducing or eliminating their commercial value. The failure of any patents to provide protection to our technology might make it easier for our competitors to offer similar products and use similar manufacturing techniques.
Our ability to maintain or increase our sales in international markets may be limited by risks related to international trade and marketing.
      In 2004, approximately 80% of our total revenues were derived from sales to customers outside the United States. In addition, some of our United States based customers may sell products that incorporate our RF modules into international markets. Adverse international economic conditions or developments could in the future negatively affect revenues and sales by our customers into these regions, which would impact our revenues. In addition to the uncertainty as to our ability to maintain and expand our international presence, there are certain risks inherent in foreign operations, including, but not limited to:

•	changing regulations of various countries or regulating agencies effecting radio deployments and spectrum use;

•	difficulties in complying with foreign laws and regulations and obtaining foreign governmental approvals and permits;

•	delays in or prohibitions against exporting products resulting from export restrictions for our products and technologies;

•	international trade disagreements or embargoes;

•	fluctuations in foreign currencies, especially the Euro, against the United States dollar;

•	political and economic instability;

•	unforeseen effects of terrorism and terrorist activities;

•	adverse tax consequences; and

•	seasonal reductions in business activity.
Starting in the third quarter of 2005, we are required to expense employee stock options, which could significantly increase our net loss or reduce our net income in future periods.
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. Therefore, we will be required to record an expense for our stock-based compensation plans using a fair-value-based method beginning on July 1, 2005. This expense will exceed the expense we currently record for our stock-based compensation plans and correspondingly increase our net loss or reduce our net income in future periods.

We currently transact business only in United States dollars. In the future, economic or competitive situations may require us to conduct business in other currencies. If this were to happen, we could become subject to currency exchange rate volatility, which could have an adverse impact on our operating results and financial condition.
      We conduct all of our current business in United States dollars. In the future, economic conditions or competitive pressures may require us to sell product in other currencies, especially the Euro, because of the high concentration of existing and potential customers in countries that have adopted the Euro. If this was to occur, and our contracts did not provide currency protection, we could experience significant currency exchange rate volatility. That volatility could have an adverse impact on the dollar value of our sales.
Risks Relating to Our Industry
We are required in many cases to obtain government approvals and licenses prior to shipping our products and rejections or delays in getting approvals could delay or reduce revenues.
      Some of the products we produce and supply to our foreign customers are controlled by United States government export regulations promulgated by the Departments of State, Commerce and Defense. Prior to shipment of these products, we must apply for various approvals and licenses. This application process is lengthy and granting of the approvals and licenses is not certain. Delays or rejections in approving our applications or granting a license would subsequently delay or reduce our shipments for these products.
Our acquisition of JCA Technology and our own marketing and sales efforts have increased the volume of our products used by the United States government. Our revenues in this market largely depend upon the funding and implementation decisions of Congress and United States government agencies. These decisions could change abruptly and without notice, unexpectedly reducing our current or future revenues in this market.
      Our growth is partially dependent on growth in sales to defense electronics and homeland security prime contractors as a first-tier subcontractor. Government appropriations and prime contractor reactions to changing levels of contract funding availability can cause re-programming of first-tier subcontractor requirements by prime contractors in a way that reduces our current revenues or future revenue forecasts. These funding and implementation decisions are difficult to predict and may change abruptly. If they change in a manner unfavorable to us, we could find that previously expected and forecasted revenues do not materialize.
Many of our customers operate in Euro-based economies. The current rise in the value of the Euro could make those customers’ products uncompetitive in world markets, thereby reducing their revenues and causing us to reduce our prices to maintain those customer relationships.
      Many of our customers operate in countries that have adopted the Euro as their standard currency. The recent rise in the value of the Euro could make products built in those countries uncompetitive in world markets due to the relative strength of the Euro. If this were to happen, it is likely that our customers would lose sales and we would subsequently see reduced demand. Further, similar currency effects may require our customers to reduce their prices, bringing further pressure on us to reduce our prices. Such price reductions offered to our customers could harm our margins, operating results and financial condition.
Our failure to compete effectively could reduce our revenues and margins.
      Among merchant suppliers in the telecommunications network market, we primarily compete with Eyal Microwave Industry, Filtronics plc, the Forem division of Andrew Corporation, Linkra Srl, Microelectronics Technology Inc., REMEC, Inc., Teledyne Technologies Incorporated, Thales Group SA, and Xytrans Inc. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their high-frequency RF transceiver modules, rather than use merchant suppliers like us. We believe that over one-half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and the potential related sales. In the defense electronics and homeland security markets, we primarily compete with Aeroflex Incorporated, AML Communications Inc., Chelton, Ltd., CTT Inc., Herley Industries, Inc., KMIC Technology, Inc. and Teledyne Technologies Incorporated.
      Many of our current and potential competitors are substantially larger than us and have greater financial, technical, manufacturing and marketing resources. In addition, we have only recently begun to design and sell products for homeland security applications as the market for homeland security is only now emerging. If we were unable to compete successfully, our future operations and financial results would be harmed.
Government regulation of the communications industry could limit the growth of the markets that we serve or could require costly alterations of our current or future products.
      The markets that we serve are highly regulated. Communications service providers must obtain regulatory approvals to operate broadband wireless access networks within specified licensed bands of the frequency spectrum. The Federal Communications Commission and foreign regulatory agencies have adopted regulations that impose stringent RF emissions standards on the communications industry. Changes to these regulations may require that we alter the performance of our products.
Risks Relating to Ownership of Our Stock
The market price of our common stock has historically fluctuated and is likely to fluctuate in the future.
      The price of our common stock has fluctuated widely since our initial public offering in October 2000. For example, in 2004, the lowest bid price for our common stock was $5.50 and the highest bid price for our common stock was $19.20. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:

•	our financial performance or the performance of our competitors;

•	technological innovations or other trends or changes in the telecommunications network, defense electronics or homeland security markets;

•	successes or failures at significant product evaluations or site demonstrations;

•	the introduction of new products by us or our competitors;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	decisions by major participants in the communications industry not to purchase products from us or to pursue alternative technologies;

•	decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry;

•	market conditions in the industry, the financial markets and the economy as a whole; and

•	low trading volume of our common stock.
      It is likely that our operating results in one or more future quarters may be below the expectations of security analysts and investors. In that event, the trading price of our common stock would likely decline. In addition, the stock market has experienced extreme price and volume fluctuations. These market fluctuations can be unrelated to the operating performance of particular companies and the market prices for securities of technology companies have been especially volatile. Future sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. Additionally, future stock price volatility for our common stock could provoke the initiation of securities litigation, which may divert substantial management resources and have an adverse effect on our business, operating results and financial condition. Our existing insurance coverage may not sufficiently cover all costs and claims that could arise out of any such securities litigation. We anticipate that prices for our common stock will continue to be volatile.
Our ability to achieve our business goals is substantially dependent on our access to sufficient capital.
      If we do not have sufficient capital to fund our operations, we may be forced to discontinue product development, reduce our sales and marketing efforts and forego attractive business opportunities, and we may lose the ability to respond to competitive pressures. It is possible that we may need to raise additional funds in the future, and this additional financing may not be available to us on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we issue debt securities to raise funds, we may incur significant interest expense, which would harm our profitability. The issuance of debt securities may also require us to agree to various restrictions typical of debt securities, including limitations on further borrowing and our right to pay dividends.
Northrop Grumman Corporation controls a large percentage of our common stock and is able to control the outcome of matters requiring stockholder approval.
      As of February 9, 2005, Northrop Grumman Corporation, through its wholly-owned subsidiary, Northrop Grumman Space Mission & Systems Corp., beneficially owned approximately 33.0% of our outstanding common stock. As a result, Northrop Grumman Corporation is able to effectively control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. As of that date, our directors and executive officers owned, or had the right to acquire within 60 days thereafter, approximately 9.6% of our outstanding common stock. As a result, they have a significant impact on matters requiring approval of our stockholders. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders, even if the transaction is favorable to our stockholders.
If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our common stock could decline.
      The trading market for our common stock will rely in part on the research and reports that industry and financial analysts publish about our business and industry. We do not control these analysts. Further, if one or more of the analysts who do cover us downgrade our stock, or if our performance is not in line with estimates published by such analysts, our stock price could decline rapidly. As a small public company, we have had and may continue to have difficulty attracting research coverage, and the analysts who publish information about our common stock may have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.
Our certificate of incorporation, bylaws and arrangements with executive officers contain provisions that could delay or prevent a change in control.
      We are subject to certain Delaware anti-takeover laws by virtue of our status as a Delaware corporation. These laws prevent us from engaging in a merger or sale of more than 10% of our assets with any stockholder, including all affiliates and associates of any stockholder, who owns 15% or more of our outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of our voting stock, unless the board of directors approved the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock of the corporation, or the business combination is approved by our board of directors and authorized by at least 66 2/3% of our outstanding voting stock not owned by the interested stockholder. A corporation may opt out of the Delaware anti-takeover laws in its charter documents, however we have not chosen to do so. Additionally, our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control of management, including a staggered board of directors, the elimination of the ability of our stockholders to act by written consent, discretionary authority given to our board of directors as to the issuance of preferred stock, and indemnification rights for our directors and executive officers. We have an Executive Officer Severance and Retention Plan and a Key Employee Severance and Retention Plan that provide for severance payments and the acceleration of vesting of a percentage of certain stock options granted to our executive officers and certain senior, non-executive employees under specified conditions. We also have a Transaction Incentive Plan for the benefit of our executive officers and certain senior, non-executive employees that provides for bonus payments to be made to them upon a change in control transaction. These plans may make us a less attractive acquisition target or may reduce the amount a potential acquirer may otherwise be willing to pay for our company.

Item 2.	Properties
      Our principal executive offices are located in Sunnyvale, California, where we lease approximately 16,000 square feet, which encompasses our corporate headquarters and research and development facilities. This lease expires in August 2006. We lease approximately 6,000 square feet in Andover, Massachusetts for our Northeast operations under a lease expiring in September 2005. We lease approximately 20,000 square feet in Diamond Springs, California for our manufacturing facilities under a lease that expires in April 2009. In Chiang Mai, Thailand, near the facilities of our contract manufacturer, HANA Microelectronics Co., Ltd., we lease a small office for manufacturing support under a lease expiring in March 2007. We believe that our existing facilities are adequate to meet our current and near term future needs.

Item 3.	Legal Proceedings
Legal Proceedings
      Although we may have pending various legal actions arising in the ordinary course of business from time to time, such as worker’s compensation or collections disputes, we are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the Nasdaq National Market under the symbol “ENWV.” The following table sets forth the high and low daily bid prices per share of our common stock, as reported by the Nasdaq National Market.

	High	Low

Fiscal Year Ended December 31, 2003
First Quarter	$1.95	$0.82
Second Quarter	3.24	1.00
Third Quarter	6.91	2.64
Fourth Quarter	10.60	5.39
Fiscal Year Ended December 31, 2004
First Quarter	12.96	7.10
Second Quarter	10.20	5.50
Third Quarter	14.60	6.83
Fourth Quarter	19.20	12.70
      The last reported sale price of our common stock on the Nasdaq National Market on March 18, 2005 was $21.13 per share. As of February 9, 2005, there were approximately 139 holders of record of our common stock.
      We have never declared a dividend or paid any cash dividends on our common stock. Because we currently intend to retain any future earnings to fund the development and growth of our business, we do not anticipate paying any cash dividends in the near future.

Item 6.     Selected Consolidated Financial Data
      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2002, 2003 and 2004 and the selected consolidated balance sheet data as of December 31, 2003 and 2004 are derived from the audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2000 and 2001 and the selected consolidated balance sheet data as of December 31, 2000, 2001 and 2002 are derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in any future periods. All per-share amounts for all periods presented have been restated to reflect the 1-for-4 reverse stock split that became effective after the close of business on June 28, 2002.

	Fiscal Year Ended December 31,

	2000	2001	2002	2003	2004

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$41,232	$34,125	$22,572	$33,847	$33,162
Cost of product revenues	52,538	57,233	29,777	24,830	22,576
Other operating expenses	50,437	136,463	27,995	17,568	16,115
Loss from operations	(61,743)	(159,571)	(35,200)	(8,551)	(5,529)
Net loss	$(59,541)	$(156,746)	$(31,002)	$(7,910)	$(4,404)
Net loss applicable to common stockholders subsequent to the merger of TRW Milliwave into Endwave	$(57,536)	$(156,746)	$(31,002)	$(7,910)	$(4,404)
Basic and diluted net loss per share	$(23.76)	$(17.90)	$(3.47)	$(0.87)	$(0.45)

	December 31,

	2000	2001	2002	2003	2004

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$74,061	$21,303	$9,224	$13,408	$14,158
Short-term investments	26,559	35,860	19,801	15,890	10,979
Total assets	250,665	99,037	60,049	53,074	50,094
Long-term obligations, less current portion	5,015	3,841	1,075	363	559
Total stockholders’ equity	224,630	77,129	47,506	41,043	39,064

Item. 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report, as well as the information set forth in the “Risk Factors” section of this report. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.
Overview
      We design, manufacture and market radio frequency, or RF, modules that enable the transmission, reception and processing of high frequency signals in telecommunication networks, defense electronics and homeland security systems. Our RF modules are typically used in high-frequency applications and include integrated transceivers, amplifiers, synthesizers, oscillators, up and down converters, frequency multipliers and microwave switch arrays.

Evolution of our Business
      At the time we completed our initial public offering in October 2000, we were selling our products almost exclusively to telecommunications network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs, that provide equipment used by service providers to deliver voice, data and video service to businesses and consumers. A rapid and severe downturn in the telecommunications industry began shortly after that time, which resulted in the loss of some of our key customers and reduced revenues from our remaining customers. In response to that industry downturn, we have executed on a plan to reduce costs, capitalize on the consolidation of companies producing products similar to our own by making strategic acquisitions and diversify into new markets such as defense electronics and homeland security applications.
      Dramatic Cost Reductions. We have dramatically reduced our costs and shifted many of our remaining costs from fixed to variable costs by consolidating our manufacturing operations, redesigning our products for cost reductions and improved manufacturability, streamlining our inventory management processes and reducing headcount. In 2001, we consolidated our three domestic manufacturing facilities into a single manufacturing facility in Diamond Springs, California, resulting in lower personnel and facilities costs. In 2002, we began implementing a plan to move most of our high-volume manufacturing to a lower-cost offshore contract manufacturer. Since that time, we increased the proportion of our revenues attributable to products manufactured offshore from approximately 8% in 2002 to over 80% in 2004. As a result, despite the fact that our product revenues increased from $22.1 million in 2002 to $32.3 million in 2004, our cost of product revenues decreased from $29.8 million in 2002 to $22.4 million in 2004.
      Our remaining domestic manufacturing operations are now used primarily for our defense electronics products, which are required to be produced in the United States, and telecommunications and homeland security products that are produced in low volumes or require a high degree of technical support during their initial production. We maintain the ability to manufacture products in high volumes in Diamond Springs, California as needed. To the extent sales of our defense electronics products increase, we intend to manufacture those products in our existing domestic manufacturing facility or to employ a qualified United States contract manufacturer.
      We lowered raw materials costs by redesigning the gallium arsenide monolithic microwave integrated circuits, or MMICs, contained in our high-volume products. Gallium arsenide chips are our most expensive raw materials item, constituting approximately one-half of our raw materials costs. By redesigning these MMICs, we were able to reduce their size by approximately 40%, reduce the number of individual MMIC types required by approximately one-third, improve MMIC fabrication yield and improve module test yield. In addition, we lowered the cost of other raw materials and components through re-design and by sourcing the items from lower cost suppliers.
      In 2003, we began delivering products to Nokia, our largest customer, based on an inventory consignment model. Previously, we had delivered products to Nokia on a firm order basis under a long-term supply agreement. We intend to offer the consignment model, which has provided significant benefits to Nokia and to us, to all of our major customers. Under our consignment contract with Nokia, Nokia provides us with a weekly rolling forecast for the upcoming 52-week period and we provide products to a consignment stock location at Nokia’s facilities in Finland based on that forecast. Nokia pulls products from the consignment location as needed, enabling Nokia to react quickly to changing market needs and reduce its safety inventory. Using this consignment model, we are able to determine what products Nokia is pulling from the consignment location on a daily basis. This information has enabled us to anticipate better what Nokia’s future product needs will be, which in turn allows us to conserve cash by maintaining a reduced raw materials inventory to meet those product needs as well as facilitating better communications with our customer.
      We reduced headcount across all functions and levels in a series of reductions in force beginning in 2001, significantly reducing our ongoing salary and related personnel costs. At the end of 2000, we had 535 employees. As of December 31, 2004, we had 141 employees. As a result of these reductions in force, we incurred substantial costs for terminating and relocating employees. All of our severance charges for these reductions in force were fully expensed by the end of 2004.
      In connection with our headcount reductions, we were also able to relocate our corporate headquarters to smaller, more suitable facilities with lower monthly rent expense. We also sold the land and two buildings comprising our Diamond Springs, California manufacturing facilities and leased back one of the buildings from the new owner on market terms. In connection with these real estate transactions, in 2004 we incurred a net lease termination fee of $2.9 million and received cash of $4.6 million from the sale of our Diamond Springs property, net of closing costs and legal fees.
      Growth by Acquisition. In 2000, many larger companies had small divisions providing high-frequency RF modules to telecom OEMs. The telecommunications industry downturn led many of these larger companies to divest themselves of such businesses. Since our initial public offering in October 2000, we have acquired assets of four such businesses, including the Stellex Broadband business from M/A-COM, Inc. (a subsidiary of Tyco Corporation), the Fixed Wireless division of Signal Technology Corporation, a product line from the broadband business of Arcom Wireless, Inc. (a subsidiary of Dover Corporation) and certain assets of Verticom Inc. These acquisitions expanded our relationships with existing customers, added new customers, significantly increased our product portfolio, increased our revenues, enhanced our market position and allowed us to acquire additional highly-skilled RF engineering personnel. We believe that our experience in completing these acquisitions has also made us skilled at identifying, investigating and integrating acquisition candidates. We intend to continue pursuing acquisition candidates within the telecommunications network market and in other markets that we serve or are trying to enter.
      Customer Diversification. We have begun diversifying our customer base by selling into industries outside of telecommunication networks, such as defense electronics and homeland security systems. To that end, in July 2004, we acquired JCA Technology, Inc., or JCA, a long-standing provider of high-frequency RF amplifiers and other modules used in defense applications, including electronic warfare, radar and secure communications. This acquisition allowed us to strengthen our presence in the defense electronics market and create a platform for selling our products, including versions of our commercial products, to the defense electronics market.
      In addition, we have entered the homeland security market through development agreements with SafeView, Inc., a privately-held developer of a security portal screening system being evaluated for use in several locations where security is a high priority, such as government buildings and international borders.

Under our agreements with SafeView, we have developed a high-frequency RF transceiver and microwave switch arrays for use in the portal. We completed the design and manufacture of prototype units of these products for design qualification and system testing and have begun manufacturing early production units.

Trends in our Business
      Customer and Market Concentration. While we have succeeded in diversifying our customer base and markets to a limited extent, we depend, and expect to remain dependent in the near term, on a small number of telecom OEMs for sales of our products. In 2002, 2003 and 2004, revenues from Nokia accounted for 71%, 59% and 55% of our total revenues, respectively. Revenues from Stratex Networks, Inc. accounted for 13% of our total revenues in 2003. Revenues from Nera ASA accounted for 10% of our total revenues for 2004. Revenues from all of our telecom OEM customers comprised 86% of our total revenues in 2004. While we intend to increase our revenues in the defense electronics and homeland security markets, we expect that the majority of our revenues will be attributable to a limited number of telecom OEMs for the foreseeable future.
      Growth in Outsourcing. Our largest competition to date has been OEMs that use their own captive resources for the design and manufacture of their own high-frequency RF modules, rather than use merchant suppliers like us. However, faced with the need to generate greater cost efficiencies and technological innovations with fewer resources, we believe that many of these OEMs are increasingly choosing to outsource the design and manufacturing of these modules. We believe we are typically able to manufacture the high-frequency RF modules designed by a customer at a lower cost by using our offshore contract manufacturer, our manufacturing and automated test expertise, our volume semiconductor purchasing power and our ability to procure raw materials at a lower price offshore. We intend to assume the manufacturing of RF modules that the telecom OEMs and defense and homeland security system integrators now produce in their own factories in our lower cost manufacturing facilities. We intend to convert these RF modules to products of our own design to lower costs further. For example, in 2004, Nera ASA chose to outsource to us all of its transceiver manufacturing, and Siemens AG chose to outsource to us a portion of its transceiver manufacturing. This approach allows us to capture additional revenues without waiting for the next system design cycle and to deepen our relationships with key customers.
      Telecommunications Industry Consolidation. The telecommunications industry is consolidating at all levels in the supply chain. Although demand for high-frequency transceiver modules for telecommunications network applications has recently begun to increase, there are fewer providers and customers of high-frequency RF transceiver modules in this market than there were at the time of our initial public offering in October 2000. In order to reduce their own costs, the telecom OEMs that purchase our products wish to reduce the number of their suppliers in order to obtain the best pricing from retained suppliers based on increased volume. While the reduced number of high-frequency transceiver module providers has enabled us to gain new customers and increase product volumes sold to our customers, we have at times had to reduce prices in order to enter or maintain that business and expect continued pricing pressure from our limited number of customers in this market.
      Costs and Risks Associated with Acquisitions. We intend to continue to grow through acquisitions by taking advantage of consolidation of the suppliers of high-frequency RF modules and using our experience in identifying, investigating and integrating acquisition targets. The process of investigating, acquiring and integrating any business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. In addition, future acquisitions could have a material adverse effect on our operating results by diluting our stockholders, causing us to incur additional debt and out-of-pocket expenses, and requiring us to write off the value of acquired assets.
      Costs and Risks Associated with Market Diversification. Part of our strategy is to expand into non-telecommunication markets, particularly defense electronics and homeland security. To date, only a small percentage of our revenues has been attributable to sales of our RF modules for defense electronics applications. We have only recently begun to design and sell products for homeland security applications as the market for homeland security is only now emerging. We cannot predict how the market will evolve. If increased demand for high-frequency RF modules in defense electronics and homeland security markets does not materialize, we fail to secure new design wins in these markets or we are unable to design readily manufacturable products for these markets, our growth could be adversely impacted.
      Cost Efficiencies and Risks Associated with Limited Number of Semiconductor Foundries. We design semiconductor devices. However, we do not own or operate a semiconductor fabrication facility, or foundry, and rely on a limited number of third parties to produce these devices. Our primary semiconductor foundry is Velocium, a division of Northrop Grumman Space & Mission Systems Corp., which is a wholly-owned subsidiary of Northrop Grumman Corporation and is referred to in this report as Velocium. Velocium produced over 85% of our semiconductors in 2004. We have purposefully limited the number of foundries that we use in order to obtain the best pricing. The loss of our relationship with or our access to any of the foundries we currently use, particularly Velocium, and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.
      Our current supply agreement with Velocium expires in December 2005. We may not be able to negotiate an extension to this agreement on favorable terms, if at all. We also may not be successful in forming alternative supply arrangements that provide us with a sufficient supply of gallium arsenide devices. Because there is a limited number of third-party semiconductor foundries that use the particular process technologies we select for our products and have sufficient capacity to meet our needs, using alternative or additional foundries would require an extensive qualification process that could prevent or delay product shipments and revenues. We estimate that it may take up to six months to shift production of a given circuit design to a new foundry.
      Seasonality. We typically recognize lower revenues in the first and third calendar quarters due to seasonality in the telecommunications network market. Revenues attributable to telecom OEMs typically contract in the first quarter due to delays in purchasing resulting from wireless carriers’ capital budgeting processes. The third quarter is generally slow in our telecommunications network market as many of our European telecom OEM customers shut down their factories for a portion of the summer months. The fourth quarter historically has been our strongest quarter as the wireless carriers expend their remaining capital budgets for the year. We expect these seasonal fluctuations to continue as they pertain to our telecommunications network business.
Critical Accounting Policies

General
      Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, asset impairments, income taxes, warranty obligations, restructuring charges, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. Below, we discuss these policies further, as well as the estimates and judgments involved.

Revenue Recognition
      Our primary customers are telecom OEMs and defense and homeland security systems integrators that incorporate our products into their systems. We recognize product revenues at the time title passes, which is generally upon product shipment or when withdrawn from a consignment location, and persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenues. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production period. In no event are revenues recognized prior to becoming payable by the customer. Revenues attributable to development fees accounted for 1.9% of our total revenues in 2002, 5.1% of our total revenues in 2003 and 2.5% of our total revenues in 2004. The costs incurred under these development agreements are included in research and development expenses.

Allowance for Doubtful Accounts
      We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. Our reserves, which were $284,000 at December 31, 2003 and $243,000 at December 31, 2004, historically have been adequate to cover our actual credit losses. If actual credit losses were to be significantly greater than the reserves we have established, our selling, general and administrative expenses would increase.

Warranty Reserves
      We generally offer a one-year to two-year warranty on all of our products. We record a liability based on estimates of the costs that may be incurred under our warranty obligations and charge to cost of product revenues the amount of such costs at the time revenues are recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.
      Some radios incorporating our transceivers that are manufactured and shipped by one of our customers have experienced degraded performance after installation in the field. The cause of the degradation was identified to be a faulty semiconductor component originally developed and supplied by TRW Inc. that was incorporated in the transceiver. TRW was later acquired by Northrop Grumman Corporation and renamed Northrop Grumman Space & Mission Systems Corp., and its foundry is referred to in this report by its tradename, Velocium. Pursuant to a settlement agreement between TRW and us, we are responsible for the direct costs associated with the repair and replacement of the degraded transceivers produced under our supply agreement with the customer. Northrop Grumman Space & Mission Systems Corp., as successor to TRW, compensated our customer for the indirect costs associated with the repair and replacement of the degraded radios and transceivers. These indirect costs include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in each returned radio. During 2001, we reserved $4.6 million for warranty charges to cover the actual repair of the transceivers containing these faulty components, of which $1.1 million had been used through December 31, 2004. We believe that our remaining reserve is adequate to cover our remaining warranty obligations.
      Under an agreement we entered into with Northrop Grumman Space & Mission Systems Corp. in March 2005, we agreed to pay $300,000 to Northrop Grumman Space & Mission Systems Corp. as final reimbursement for these indirect costs and to assume sole responsibility for any future product failures attributable to the semiconductor component. We are in the process of designing a replacement component, which will be fabricated by an alternate supplier that we believe will eliminate the degradation of performance in future production units. We expect to complete the design and qualification of this replacement component by mid-2005 at a cost of approximately $120,000.

Inventory Valuation
      We evaluate our ending inventories for excess quantities and obsolescence at each balance sheet date. This evaluation includes review of materials usage, market conditions and product life cycles and an analysis of sales levels by product and projections of future demand and market conditions. We write off inventories that are considered excess or obsolete. We adjust remaining inventory balances to approximate the lower of our standard manufacturing cost or market value. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, and would be reflected in cost of product revenues in the period the revision is made. This would have a negative impact on our gross margins in that period. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of product revenues, resulting in a net benefit to our gross margin in that period. To the extent these factors materially affect our gross margins, we would disclose them.

Long-Lived Assets
      We periodically review our property, plant and equipment and identifiable intangible assets for possible impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Significant assumptions and estimates include the projected cash flows based upon estimated revenue and expense growth rates and the discount rate applied to expected cash flows. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

Restructuring Charges
      We record and account for our restructuring activities following formally approved plans that identify the actions and timeline over which the restructuring activities will occur. Restructuring charges include estimates pertaining to employee severance and fringe benefit costs, facility exit costs, inventory and excess equipment. We review remaining restructuring accruals on a quarterly basis and adjust these accruals when changes in facts and circumstances suggest actual amounts will differ from our estimates. Actual costs may be different than our original or revised estimates. These changes in estimates can result in increases or decreases to our results of operations in future periods and would be presented on the restructuring charges, net, line of our statement of operations.

Deferred Taxes
      We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. We have recorded a valuation allowance in an amount equal to the net deferred tax assets to reflect uncertainty regarding future realization of these assets based on past performance and the likelihood of realization of our deferred tax assets.

Business Combinations
      In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” the purchase price of an acquired company is allocated between the intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of potential impairment exist. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results. The allocation of the purchase price of the acquired companies to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should conditions be different from management’s current estimates, material write-downs of intangible assets or goodwill may be required, which would adversely affect our operating results.
      In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we assess goodwill and intangible assets with indefinite lives for impairment at least annually in the third quarter, or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. To the extent the carrying amount exceeds its fair value, an impairment charge to income is recorded. At December 31, 2004, the carrying value of goodwill was $1.5 million.
Results of Operations
      The following tables set forth selected consolidated statement of operations data for each of the periods indicated in absolute dollars and as a percentage of total revenues.

	Fiscal Year Ended
	December 31,

	2002	2003	2004

	(In thousands)
Revenues:
Product revenues	$22,149	$32,135	$32,330
Development fees	423	1,712	832

Total revenues	22,572	33,847	33,162

Costs and expenses:
Cost of product revenues	29,777	24,830	22,389
Cost of product revenues, amortization of intangible assets	—	—	187
Research and development	9,205	4,462	4,957
Selling, general and administrative	9,223	8,755	7,527
In-process research and development	—	—	320
Amortization of intangible assets	—	—	182
Restructuring charges, net	8,210	304	2,895
Impairment of long-lived assets	—	2,589	389
Loss (recovery) on building sublease	—	662	(359)
Amortization of deferred stock compensation	1,357	796	204

Total costs and expenses	57,772	42,398	38,691

Loss from operations	(35,200)	(8,551)	(5,529)
Interest and other income, net	4,198	641	1,125

Net loss	$(31,002)	$(7,910)	$(4,404)

	Fiscal Year Ended
	December 31,

	2002	2003	2004

	(As a percentage
	of total revenues)
Revenues:
Product revenues	98.1%	94.9%	97.5%
Development fees	1.9	5.1	2.5

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of product revenues	131.9	73.4	67.5
Cost of product revenues, amortization of intangible assets	—	—	0.6
Research and development	40.8	13.2	14.9
Selling, general and administrative	40.9	25.9	22.7
In-process research and development	—	—	1.0
Amortization of intangible assets	—	—	0.5
Restructuring charges, net	36.4	0.9	8.7
Impairment of long-lived assets	—	7.6	1.2
Loss (recovery) on building sublease	—	2.0	(1.1)
Amortization of deferred stock compensation	5.9	2.3	0.7

Total costs and expenses	255.9	125.3	116.7

Loss from operations	(155.9)	(25.3)	(16.7)
Interest and other income, net	18.6	1.9	3.4

Net loss	(137.3)%	(23.4)%	(13.3)%

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003
      Revenues. Total revenues in 2004 were $33.2 million, a 2% decrease from $33.8 million in 2003. Total revenues were comprised of product revenues and development fees. Product revenues are attributable to sales of our RF modules. We generate development fees by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. We typically enter into a development contract only if we perceive it to generate a significant opportunity for substantial sales of our RF modules. We expect to enter into more development contracts in the future as we seek to further penetrate the defense electronics market, where development contracts are customary, but we do not expect development fees to represent a significant percentage of our total revenues for the foreseeable future.
      Product revenues were $32.3 million in 2004, a 1% increase from $32.1 million in 2003. Product revenues in 2004 remained consistent with the prior year despite pricing decreases of 10-15% for some of our larger customers based on committed price reductions arising from increased volumes and competitive market demands. These pricing decreases were offset by increased product volumes from some of our larger customers, sales of new products for existing customers, the addition of new customers and the addition of product revenues attributable to JCA, which we acquired in July 2004.

      Development fees were $832,000 in 2004, a decrease from $1.7 million in 2003. The decrease in development fees is attributable to fewer customers reimbursing us for the development of their customized products.
      Cost of product revenues. Cost of product revenues consists primarily of: costs of direct materials and labor used to assemble and test our products; equipment depreciation; costs associated with procurement, production control, quality assurance, and manufacturing engineering; costs associated with maintaining our manufacturing facilities; fees paid to our offshore manufacturer; expenses associated with excess or obsolete inventory; and costs associated with warranty returns offset by the benefit of usage of materials that were previously written off.
      Cost of product revenues was $22.4 million in 2004, a 10% decrease from $24.8 million in 2003. The decrease in cost of product revenues was primarily attributable to: the reversal of $1.3 million in excess warranty accrual; the reversal of a $793,000 charge to cost of product revenues for a liability that was settled during the first quarter of 2004; the use of redesigned products and semiconductors, resulting in reduced use of expensive semiconductor materials such as gallium arsenide; lower prices we negotiated with Velocium for semiconductor processing; and increased offshore manufacturing at a lower cost. The cost of product revenues was also reduced by the use of $292,000 of inventory that was previously written off. We intend to continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes.
      Research and development expenses. Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment and allocated facilities costs. Research and development expenses in 2004 were $5.0 million, or 14.9% of total revenues, an 11% increase from $4.5 million, or 13.2% of total revenues, in 2003. The increase was primarily attributable to the research and development expenses incurred by added headcount from JCA, which we acquired in the third quarter of 2004, and project and consulting expenses for development programs, partially offset by decreases in depreciation and facilities costs resulting from the sale and leaseback of our Diamond Springs, California manufacturing facility and the relocation of our Sunnyvale, California headquarters. In 2005, we expect research and development expenses to increase in absolute dollar terms, but remain relatively flat as a percentage of total revenues, as we continue work on certain development programs, increase our defense electronics and homeland security related business and incur additional costs associated with a full year of JCA operations.
      Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, and human resources personnel, professional fees, promotional activities and allocated facilities costs. Selling, general and administrative expense in 2004 was $7.5 million, a 14% decrease from $8.8 million in 2003. The decrease was primarily attributable to a reduction in bad debt expense, lower depreciation expense due to the write-off of certain equipment in 2003 and reduced facilities expenses attributable to the relocation of our Sunnyvale headquarters, offset in part by increased headcount resulting from our acquisition of JCA in July 2004 and increased consulting and service fees attributable to our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. We anticipate selling, general and administrative expenses to increase by approximately $1.0 million in 2005 to support additional sales personnel and for advertising in connection with our defense electronics business, as is customary in the defense industry. We also expect that our selling, general and administrative expenses may increase as a result of our continued Section 404 compliance efforts. Such costs may exceed our estimates.
      In-process research and development. As part of our acquisition of JCA in July 2004, we acquired $320,000 of in-process research and development, or IPRD. The value of the IPRD was determined based on a valuation analysis from an independent appraiser. The amount of the purchase price for JCA allocated to IPRD was determined through established valuation techniques generally accepted in the technology industry. The $320,000 allocated to the acquired IPRD was immediately expensed in the period the acquisition was completed because the projects associated with the IPRD had not yet reached technological feasibility and no future alternative uses existed for the technology. We had no IPRD in 2003.
      Amortization of intangible assets. As part of our acquisition of JCA, we acquired $4.2 million of identifiable intangible assets, including approximately $2.3 million of developed technology, approximately $1.1 million for the JCA tradename, approximately $780,000 for customer relationships and approximately $140,000 for customer backlog. These assets are subject to amortization and have estimated useful lives as follows: developed technology, five years; customer backlog, six months; customer relationships, five years. The trade name is not subject to amortization and will be evaluated for impairment at least annually commencing one year after the acquisition or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.
      The amortization associated with the developed technology is a charge to cost of product revenues. During 2004, $187,000 of amortization of developed technology was charged to cost of product revenues. In 2005, we expect to amortize $450,000 of developed technology. The amortization associated with the customer relationships and customer backlog is a charge to operating expenses. During 2004, $182,000 of amortization of customer relationships and customer backlog was charged to operating expenses. In 2005, we expect to amortize $179,000 of customer relationships and customer backlog. We had no such amortization expenses in 2003.
      Restructuring charges, net. Our restructuring charges have been charges to earnings associated with plans to restructure our business for cost reductions, and have included charges for lease terminations, severance benefits, inventory and equipment reductions. In 2004, we incurred aggregate restructuring charges, net of reversals of previous restructuring charges, of $2.9 million, and in 2003 we incurred aggregate net restructuring charges of $304,000.
      During 2004, we incurred a net lease termination fee of $2.9 million related to the termination of the lease agreement for our corporate headquarters in Sunnyvale, California. We also entered into a new lease for our corporate headquarters at a lower market rate. In addition, we reversed $4,000 associated with our restructuring plan for the third quarter of 2003, as we had overestimated the related charges at that time.
      During 2003, we recorded a restructuring charge of $490,000 under the third quarter 2003 restructuring plan, all of which was for severance payments. We eliminated 18 positions and made cash payments of $486,000 under the plan. In addition, during the fourth quarter of 2003, we revised estimates of the number of positions to be eliminated pursuant to the third quarter 2002 restructuring plan and reversed $186,000 of the severance accrual.
      Impairment of long-lived assets. During 2004, we recorded a charge of $389,000 to write off the remaining carrying value of equipment held-for-sale and to write off sales tax capitalized as part of our acquisition of Stellex Broadband Wireless in April 2001. The equipment held-for-sale was determined to have no value based on a current market review of similar assets and our inability to sell the assets despite our marketing efforts. The sales tax was assessed in the third quarter of 2004 and was related to equipment that had been fully depreciated or impaired.
      During 2003, we evaluated the carrying value of the long-lived assets used in our manufacturing process. As we moved more of our production to our offshore contract manufacturer, we did not need as much manufacturing equipment, and took an impairment charge of $2.4 million for excess manufacturing equipment. The impairment charge was calculated as the difference between the carrying value and the estimated salvage value of the equipment.
      In 2003, we also recorded an additional charge of $139,000 to reduce the carrying value of engineering equipment based on the amounts by which the carrying value of these assets exceeded their fair value. Our estimate of the fair value of the assets was based on sales prices of similar equipment.
      Amortization of deferred stock compensation. Deferred stock compensation charges consist primarily of charges related to the difference between deemed fair market values for financial reporting purposes on the date of employee option grants and the exercise price for option awards prior to our initial public offering, as well as expenses attributable to the acceleration of options. Deferred stock compensation is represented as a reduction of stockholders’ equity. In 2004, amortization of deferred stock compensation and other option-related expenses was $204,000, a decrease from $796,000 in 2003. The decrease was related to the timing of the termination of employees with deferred compensation associated with their stock options and the effects of the graded vested method of amortization, which accelerates the amortization of deferred compensation. As of June 2004, we fully amortized all deferred stock compensation and, consequently, will not have any deferred stock compensation charges in 2005 arising from these option awards.
      Loss (recovery) on building sublease. During 2003, we recorded a charge of $662,000 associated with the sublease of our Sunnyvale, California headquarters building for the excess of the remaining lease obligations over the anticipated sublease income. During the first quarter of 2004, $359,000 of this loss was reversed as the sublease was terminated prior to its expiration date, as a part of the lease termination described above.
      Interest income, expense and other, net. Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments and gains and losses on the sale of fixed assets, partially offset by interest expense on a note payable and capital equipment leases. Interest income increased to $430,000 in 2004 from $257,000 in 2003. The increase in interest income was due to increasing interest rates and increasing levels of cash available for investment.
      Other income, net consists of contract termination fees and gains and losses on sale or abandonment of fixed assets. During 2004, we realized a net gain of $714,000, primarily from the sale of land, fixed assets and assets held-for-sale and sublease income. During 2003, we realized other income of $496,000 primarily due to $272,000 from the gain on sale of fixed assets and $182,000 from sublease income.
      Interest expense decreased to $19,000, as compared to $112,000 in 2003. The decrease in interest expense was primarily attributable to paying off the remaining balance on the note payable during the second quarter of 2004.
     Year ended December 31, 2003 compared to year ended December 31, 2002
      Revenues. Revenues in 2003 were $33.8 million, a 50% increase from $22.6 million in 2002, and were comprised of product revenues and development fees. Product revenues were $32.1 million in 2003, a 45% increase from $22.1 million in 2002. The increase reflects an increasing number of commercial telecommunications products sold to Nokia Networks, Siemens AG and Stratex Networks, Inc. Additionally, we acquired several product lines from competitors during the previous 18 months that generated revenues beyond our base business. As we integrated these product lines into our existing business and manufacturing operation, quantification of the increase is impractical. Development fees were $1.7 million in 2003, an increase from $423,000 in 2002. The increase in development fees was attributable to increased development of custom designed products for new and existing customers, as well as reimbursement for certain research related expenses.
      Cost of product revenues. Cost of product revenues was $24.8 million in 2003, a 17% decrease from $29.8 million in 2002. The improvement is attributable to restructuring actions in 2003 and 2002, cost reductions within the manufacturing process, including consolidation of our manufacturing sites, greater use of offshore manufacturing, introduction of lower cost products and elimination of excess overhead, equipment and capacity. The cost of product revenues was positively impacted by the use of previously reserved inventory amounting to approximately $1.0 million.
      Research and development expenses. Research and development expenses in 2003 were $4.5 million, a 52% decrease from $9.2 million in 2002. The decrease was primarily attributable to restructuring our engineering team to a more efficient and cost-effective size as well as a reduction in material and services costs, while still supporting development for new products and research associated with technology to be introduced in 2004.

      Selling, general and administrative expenses. Selling, general and administrative expense in 2003 was $8.8 million, a 5% decrease from $9.2 million in 2002. The decrease was primarily attributable to our restructuring actions in the third quarter of 2003 and overall expense control measures aimed at bringing operating expenses more in line with revenues, offset with an increase in bonus expense and professional service fees.
      Restructuring charges, net, and loss on sublease. During 2003, we recorded restructuring charges of $490,000 under a restructuring plan, the majority of which was for severance costs, partially offset by adjustments to previously recorded restructuring charges of $186,000 associated with such restructuring plan. We also recorded other charges of $662,000 associated with the sublease of our Sunnyvale, California headquarters building for the excess of our remaining lease obligations over the anticipated sublease income.
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
      Impairment of long-lived assets. During 2003, we evaluated the carrying value of the long-lived assets used in our manufacturing process. As we moved more of our production to our offshore contract manufacturer, we did not need as much manufacturing equipment, and took an impairment charge of $2.4 million for excess manufacturing equipment. The impairment charge was calculated as the difference between the carrying value and the estimated salvage value of the equipment.
      Also in 2003, we recorded an additional charge of $139,000 to reduce the carrying value of engineering equipment based on the amounts by which the carrying value of these assets exceeded their fair value. Our estimate of the fair value of the assets was based on sales prices of similar equipment.
      Amortization of deferred stock compensation. Deferred stock compensation charges consist primarily of charges related to the difference between deemed fair market values for financial reporting purposes on the date of employee option grants and the option price for option awards prior to our initial public offering, as well as expenses attributable to the acceleration of options. Deferred stock compensation is represented as a reduction of stockholders’ equity. In 2003, amortization of deferred stock compensation and other option-related expenses was $796,000, a decrease from $1.4 million in 2002. The decrease was primarily due to using an accelerated method to amortize deferred stock compensation that resulted in higher expense in earlier periods and credits of approximately $399,000 in 2003 from the forfeiture of options by terminated employees, as compared to $2.9 million in 2002. The decrease in credits was directly related to the decrease in forfeited options by terminated employees from 2002 to 2003.
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
      Interest expense decreased to $112,000 as compared to $399,000 in 2002. The decrease in interest expense was primarily attributable to the early repayment of financing leases of manufacturing and engineering equipment.
      Other income, net consists of contract termination fees, gains and losses on sale or abandonment of fixed assets. During 2003, we realized other income of $496,000 primarily due to $272,000 from the gain on sale of fixed assets and $182,000 from sublease income. During 2002, we realized a gain in the amount of $1.1 million on contract terminations and $2.2 million resulting from a settled dispute with one of our customers for expenses incurred related to cancellations of product deliveries.

Liquidity and Capital Resources
      The following table sets forth selected consolidated statement of cash flows data for our three most recent fiscal years.

	Fiscal Year Ended December 31,

	2002	2003	2004

	(In thousands)
Net cash provided by (used in) operating activities	$(19,889)	$221	$(4,970)
Net cash provided by investing activities	10,781	5,132	4,249
Net cash provided by (used in) financing activities	(2,971)	(1,169)	1,471
Cash, cash equivalents, restricted cash and short-term investments at end of period	$30,585	$30,076	$25,137
      During 2004, we used $5.0 million of cash in operating activities, as compared to generating $221,000 in 2003. The use of cash in operating activities in 2004 was attributable to a $2.4 million net loss, excluding depreciation and other non-cash items, and net changes in 2004 operating assets and liabilities that used an additional $2.6 million in cash. Our net loss for 2004, excluding depreciation and other non-cash items, was $2.4 million, as compared to a net loss for 2003, excluding depreciation and other non-cash items, of $1.4 million. The increased net loss in 2004 was primarily due to a $3.0 million settlement fee paid in consideration for the cancellation of an above-market lease on our previous Sunnyvale, California corporate headquarters. The use of $2.6 million in cash was primarily due to a $1.5 million increase to accounts receivable, a $1.5 million decrease in accrued warranty and a $390,000 net decrease in accounts payable and accrued compensation and other current and long-term liabilities, partially offset by a $610,000 decrease in inventory and a $160,000 decrease in other assets.
      During 2003, we generated $221,000 of cash from operating activities, as compared to using $19.9 million of cash in operating activities in 2002. The change in cash flow from operating activities from 2002 to 2003 was primarily due to a reduced operating loss net of non-cash items, decreased expenditures associated with accrued compensation and other current and long-term liabilities, accounts payable and accounts payable to affiliates in 2003. This was partially offset by an increase in accounts receivable and a lower decrease in inventory in 2003 compared to 2002.
      Cash provided by operating activities in 2003 was attributable to a $1.4 million net loss, excluding depreciation and other non-cash items, offset by net changes in 2003 operating assets and liabilities of $1.6 million resulting in $221,000 of cash provided by operating activities. Cash provided by net changes in operating assets and liabilities in 2003 resulted primarily from a $3.7 million decrease to inventory, a $1.1 million increase in accounts payable and a $134,000 decrease in other assets, partially offset by a $2.5 million increase in accounts receivable and a $773,000 decrease in accrued compensation and other current and long-term liabilities and accrued warranty.
      Investing activities provided cash of $4.2 million in 2004, as compared to $5.1 million in 2003. The $4.2 million provided by investing activities in 2004 was primarily due to $5.1 million generated by the sale of assets, including $4.6 million from the sale of land and buildings at our Diamond Springs, California location, $4.9 million provided by the net maturities of short-term investments and a $778,000 decrease in restricted cash resulting from our repayment in the same amount of a note payable in 2004, partially offset by the use of $6.1 million for the purchase of JCA and $460,000 of capital expenditures for additional leasehold improvements and computer hardware and software.
      Investing activities provided cash of $5.1 million in 2003, as compared to $10.8 million in 2002. In the years ended December 31, 2003 and 2002, we made capital expenditures of $8,000 and $614,000, respectively, primarily for purchases of computer and manufacturing equipment and leasehold improvements. In addition, in 2003, $4.8 million was provided by the net sale or maturity of short-term investments and a decrease in restricted cash, and we had net proceeds on sales of property and equipment of $382,000. In 2002, $3.4 million was used in connection with the acquisition of the broadband assets of the Fixed Wireless division of Signal Technology Corporation and $14.4 million was provided by the net sale or maturity of short-term investments and an increase in restricted cash. Additionally, in 2002, we had net proceeds on sales of property and equipment of $384,000.
      Financing activities provided cash of $1.5 million in 2004, as compared to a use of $1.2 million in 2003. The $1.5 million provided by financing activities in 2004 was due to the $2.2 million of proceeds from the exercise of employee stock options and stock issuances under our employee stock purchase plan, partially offset by the $778,000 payment in satisfaction of a note payable for equipment purchases.
      Financing activities used $1.2 million in 2003, as compared to $3.0 million in 2002. Financing activities in 2003 included payments on capital lease obligations of $1.3 million and payments on a note payable of $496,000, partially offset by $493,000 in proceeds from the exercise of employee stock options and $93,000 in proceeds from shares purchased under our employee stock purchase plan. Financing activities in 2002 included payments under capital lease obligations of $4.3 million and the use of $79,000 for open market purchases of our common stock pursuant to a previously-announced stock repurchase program, partially offset by an increase in a note payable of $1.3 million and the receipt of $168,000 in proceeds from the exercise of employee stock options and shares purchased under our employee stock purchase plan.
      We believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for the next 12 months and the foreseeable future thereafter. However, additional financing may be required to fund acquisitions. As a result, we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. With the exception of operating leases discussed in the notes to the consolidated financial statements included in this report, we have not entered into any off-balance sheet financing arrangements, we have not established or invested in any variable interest entities, we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets. The following table summarizes our future cash obligations for operating leases, excluding interest:

Years Ending December 31,	Operating Leases

(In thousands)
2005	$529
2006	345
2007	200
2008	206
2009	105

Total minimum payments required	$1,385

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in the notes to the consolidated financial statements contained in this report for the pro forma net loss and net loss per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.

      We have not yet quantified the effects of the adoption of SFAS 123R, but we expect that the new standard will result in significant stock-based compensation expense. The pro forma effects on net loss and net loss per share if we had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards, rather than applying the intrinsic value measurement provisions of the current accounting standard, are contained in the notes to our consolidated financial statements included elsewhere in this report. Although these pro forma effects of applying the original SFAS 123 provisions may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will depend on numerous factors including, but not limited to: the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method, as described below, chosen for adopting SFAS 123R.
      SFAS 123R requires the use of the modified prospective application method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered, such as unvested options, that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the modified retrospective application method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the modified retrospective application method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.
      In March 2004, the FASB issued Emerging Issues Task Force No. 03-1, or EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

Item. 7A.	Qualitative and Quantitative Disclosures about Market Risk
Qualitative and Quantitative Disclosures about Market Risk
      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash in investments with short maturities. As of December 31, 2004, all of our investments in our portfolio were cash equivalents or short-term investments and consisted primarily of commercial paper and government securities. Due to the short duration of these investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.
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

Item. 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Endwave Corporation
      We have audited the accompanying consolidated balance sheet of Endwave Corporation and its subsidiary (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a)(2). The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endwave Corporation and its subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
January 27, 2005, except as
 to Note 15, which is as of
 March 25, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Endwave Corporation
      We have audited the accompanying balance sheet of Endwave Corporation as of December 31, 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endwave Corporation at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Palo Alto, California
February 3, 2004

ENDWAVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,158	$13,408
Restricted cash	—	778
Short-term investments	10,979	15,890
Accounts receivable, net of allowance for doubtful accounts of $243 in 2004 and $284 in 2003	8,673	6,476
Accounts receivable, from affiliate	15	105
Inventories	7,866	8,119
Equipment held-for-sale	—	306
Other current assets	477	592

Total current assets	42,168	45,674
Property, plant and equipment, net	2,394	7,260
Other assets	125	140
Goodwill and intangible assets	5,407	—

Total assets	$50,094	$53,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,308	$1,733
Accounts payable to affiliate	1,279	1,355
Accrued warranty	4,488	5,835
Accrued compensation	1,370	1,139
Note payable, current	—	516
Restructuring liabilities, current	274	98
Other current liabilities	752	992

Total current liabilities	10,471	11,668
Note payable, less current portion	—	262
Other long-term liabilities	559	101

Total liabilities	11,030	12,031

Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock $0.001 par value; 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 10,499,944 and 9,347,585 shares issued and outstanding in 2004 and 2003, respectively	10	9
Additional paid-in capital	304,658	302,427
Treasury stock, at cost (39,150 shares in 2004 and 2003)	(79)	(79)
Deferred stock compensation	—	(221)
Accumulated other comprehensive loss	(30)	(2)
Accumulated deficit	(265,495)	(261,091)

Total stockholders’ equity	39,064	41,043

Total liabilities and stockholders’ equity	$50,094	$53,074

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except share
	and per share data)
Revenues:
Product revenues ($86, $345, and $837 from affiliate, respectively)	$32,330	$32,135	$22,149
Development fees	832	1,712	423

Total revenues	33,162	33,847	22,572

Costs and expenses:
Cost of product revenues ($51, $124, and $235 related to revenues from affiliate, respectively)	22,389	24,830	29,777
Cost of product revenues, amortization of intangible assets	187	—	—
Research and development	4,957	4,462	9,205
Selling, general and administrative	7,527	8,755	9,223
In-process research and development	320	—	—
Amortization of intangible assets	182	—	—
Restructuring charges, net	2,895	304	8,210
Impairment of long-lived assets	389	2,589	—
Loss (recovery) on building sublease	(359)	662	—
Amortization of deferred stock compensation*	204	796	1,357

Total costs and expenses	38,691	42,398	57,772

Loss from operations	(5,529)	(8,551)	(35,200)
Interest and other income, net	1,144	753	4,597
Interest expense	(19)	(112)	(399)

Net loss	$(4,404)	$(7,910)	$(31,002)

Basic and diluted net loss per share	$(0.45)	$(0.87)	$(3.47)

Shares used in computing basic and diluted net loss per share	9,824,633	9,134,626	8,937,417

*	Amortization of deferred stock compensation:

Cost of product revenues	$109	$193	$(358)
Research and development	44	225	724
Selling, general and administrative	51	378	991

	$204	$796	$1,357

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional		Deferred	Other
	Shares of	Common	Paid-In	Treasury	Stock	Comprehensive	Accumulated
	Common Stock	Stock	Capital	Stock	Compensation	Income (Loss)	Deficit	Total

	(In thousands, except share data)
Balance as of December 31, 2001	8,904,377	$9	$304,815	$—	$(5,516)	$—	$(222,179)	$77,129
Unrealized loss on short-term investments	—	—	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	—	—	(31,002)	(31,002)

Comprehensive loss								(31,069)
Exercise of stock options	1,000	—	5	—	—	—	—	5
Amortization of deferred stock compensation	—	—	—	—	1,357	—	—	1,357
Reversal of deferred stock compensation due to forfeited options		—	(2,867)	—	2,867	—	—	—
Issuance of common stock under employee stock purchase plan	109,354		163	—	—	—	—	163
Fractional shares relating to stock split	(70)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(79)	—	—	—	(79)

Balance as of December 31, 2002	9,014,661	9	302,116	(79)	(1,292)	(67)	(253,181)	47,506
Unrealized gain on short-term investments	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	(7,910)	(7,910)

Comprehensive loss								(7,845)
Exercise of stock options	211,776	—	493	—	—	—	—	493
Compensation recognized under employee stock plans	—	—	124	—	—	—	—	124
Amortization of deferred stock compensation	—	—	—	—	672	—	—	672
Reversal of deferred stock compensation due to forfeited options	—	—	(399)	—	399	—	—	—
Issuance of common stock under employee stock purchase plan	121,148	—	93	—	—	—	—	93

Balance as of December 31, 2003	9,347,585	9	302,427	(79)	(221)	(2)	(261,091)	41,043
Unrealized loss on short-term investments	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	(4,404)	(4,404)

Comprehensive loss								(4,432)
Exercise of stock options	936,991	1	2,047	—	—	—	—	2,048
Amortization of deferred stock compensation	—	—	—	—	204	—	—	204
Reversal of deferred stock compensation due to forfeited options	—	—	(17)	—	17	—	—	—
Issuance of common stock under employee stock purchase plan	215,368	—	201	—	—	—	—	201

Balance as of December 31, 2004	10,499,944	$10	$304,658	$(79)	$—	$(30)	$(265,495)	$39,064

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities:
Net loss	$(4,404)	$(7,910)	$(31,002)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-process research and development	320	—	—
Depreciation	1,619	2,444	4,357
Restructuring charge, net — non-cash portion	(4)	304	7,891
Loss (recovery) on building sublease	(359)	662	—
Impairment of long-lived assets	389	2,589	—
Amortization of intangible assets	369	—	—
Compensation recognized under employee stock plans	—	124	—
Amortization of deferred stock compensation	204	672	1,357
Loss (gain) on disposal of fixed assets, net	(535)	(260)	13
Changes in operating assets and liabilities:
Accounts receivable	(1,493)	(2,480)	(1,307)
Inventories	610	3,665	7,538
Other assets	160	134	381
Accounts payable	400	1,050	(3,861)
Accrued compensation and other current and long term liabilities	(790)	(1,025)	(5,224)
Accrued warranty	(1,456)	252	(32)

Net cash provided by (used in) operating activities	(4,970)	221	(19,889)

Investing activities:
Purchases of property, plant and equipment	(460)	(8)	(614)
Cash paid for the acquisition of businesses	(6,067)	—	(3,421)
Proceeds on sale of property and equipment	5,115	382	384
Restricted cash	778	782	(1,560)
Purchases of short term investments	(13,037)	(27,280)	(61,142)
Proceeds on maturities of short-term investments	17,920	31,256	77,134

Net cash provided by investing activities	4,249	5,132	10,781

Financing activities:
Payments on capital lease obligations	—	(1,259)	(4,334)
Payments on notes payable	(778)	(496)	—
Issuance of notes payable	—	—	1,274
Proceeds from exercises of stock options	2,048	493	168
Proceeds from issuance of stock	201	93	—
Purchase of treasury shares	—	—	(79)

Net cash provided by (used in) financing activities	1,471	(1,169)	(2,971)

Net increase (decrease) in cash and cash equivalents	750	4,184	(12,079)
Cash and cash equivalents at beginning of year	13,408	9,224	21,303

Cash and cash equivalents at end of year	$14,158	$13,408	$9,224

Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$112	$399

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     The Company
      Endwave Corporation and its wholly-owned subsidiary, Endwave Defense Systems Incorporated (together referred to as “Endwave” or the “Company”), design, manufacture and market radio frequency (“RF”) modules that enable the transmission, reception and processing of high frequency signals in telecommunication networks, defense electronics and homeland security systems. The Company’s RF modules are typically used in high-frequency applications and include integrated transceivers, amplifiers, synthesizers, oscillators, up and down converters, frequency multipliers and microwave switch arrays.
      Most of the Company’s RF modules are deployed in telecommunication networks, including current and next generation cellular networks, carrier class trunking networks and point-to-point transmission networks. The Company’s target customers for these applications are telecommunications network original equipment manufacturers and systems integrators, collectively referred to in these consolidated financial statements as telecom OEMs. Telecom OEMs provide the wireless equipment used by communications service providers to deliver voice, data and video services to businesses and consumers. Telecom OEMs that purchased the Company’s products accounted for 86% of its total revenues during 2004 and included Nokia, Nera ASA, Stratex Networks, Inc., Powerwave Technologies, Inc. (formerly LGP Allgon), Siemens AG and Ceragon Networks Ltd.
      The Company’s RF modules are also designed into various applications outside the telecommunications network market, including defense electronics and homeland security systems. The Company’s target customers in the defense electronics market include defense systems integrators and their subcontractors that design aerospace systems, defense systems, weapons and electronics platforms for domestic and foreign defense customers. The Company’s target customers in the homeland security market include those customers that are taking advantage of the properties of high-frequency RF to create new capabilities designed to detect security threats. In these consolidated financial statements, these target customers in the defense electronics and homeland security markets are referred to as defense and homeland security systems integrators. Revenues from this group of customers, including The Boeing Company, SafeView, Inc., Lockheed Martin Corporation, Suntron Corporation and Raytheon Company, accounted for 13% of the Company’s total revenues in 2004.
2.     Summary of Significant Accounting Policies
Basis of Consolidation
      The accompanying consolidated financial statements of Endwave include the financial results of Endwave Defense Systems from the date of its purchase, July 21, 2004, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated.
Reclassification
      Certain prior year financial statement amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported total assets, stockholders’ equity or net losses.
Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue Recognition
      The Company’s primary customers are telecom OEMs and defense electronics and homeland security systems integrators that integrate the Company’s products into their systems. The Company recognizes product revenues at the time title passes, which is generally upon product shipment or when withdrawn from a consignment location and when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. After title passes, there are no customer acceptance requirements or other remaining obligations and customers do not have a right of return. Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenues. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production period, but in no event prior to becoming payable by the customer. The costs incurred under these development agreements are expensed as incurred and included in research and development expenses.
Warranty
      The warranty periods for the Company’s products are between one and two years from date of shipment. The Company provides for estimated warranty expense at the time of shipment. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required. During the second quarter of 2004, the Company determined that approximately $1.3 million of warranty accrual related to a possible pattern defect on a specific customer issue was no longer necessary and the Company’s cost of product revenues was reduced in the period by that amount. The amount is included in warranties settled or reversed during 2004 in the table below.
      Changes in the Company’s accrued warranty during the years ended December 31, 2004 and 2003 are as follows:

(In thousands)

Balance at December 31, 2002	$5,583
Warranties accrued	582
Warranties settled or reversed	(330)

Balance at December 31, 2003	5,835
Assumed warranty due to JCA acquisition	109
Warranties accrued	598
Warranties settled or reversed	(2,054)

Balance at December 31, 2004	$4,488

Allowance for Doubtful Accounts
      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company provides an allowance for specific customer accounts where collection is doubtful and also provides an allowance for other accounts based on historical collection and write-off experience. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Equivalents and Short-Term Investments
      The Company invests its excess cash primarily in highly liquid investment grade commercial paper and money market accounts with three United States banks.
      The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Management has classified the Company’s short-term investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) in stockholders’ equity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Realized gains and losses and declines in the value of securities determined to be other-than-temporary are included in other income (expense). The cost of securities sold is based on the specific identification method.
Restricted Cash
      Restricted cash represented a compensating balance maintained by the Company in connection with its note payable. The compensating balance declined as the Company made monthly payments of principal and interest on the note. During 2004, the Company paid off the remaining loan balance of $778,000 and, as such, there are no future payments to be made on the note and no requirement to maintain a restricted cash balance.
Inventory Valuation
      Inventories are stated at the lower of standard cost (determined on a first-in, first-out basis) or market (net realizable value). Standard costs approximate average actual costs. The Company makes inventory provisions for estimated excess and obsolete inventory based on management’s assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
Property, Plant and Equipment
      Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, ranging from three to thirty years.

Depreciable
Life

Buildings	30 years
Software	3 years
Leasehold improvements	3 years
Machinery and equipment	5 to 7 years
Goodwill and Intangible Assets
      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of developed technologies, tradenames, customer relationships, and customer backlog. Identifiable intangible assets are being amortized using the straight-line method over the estimated useful lives ranging from six months to five years. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, the Company evaluates goodwill and intangible

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets with indefinite lives for impairment at least annually in the third quarter, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable.
Impairment of Long-Lived Assets
      The Company reviews long-lived assets and identifiable intangible assets for impairment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, or a significant reduction in projected future cash flows.
      For long-lived assets used in operations, the Company records impairment losses when events and circumstances indicate that these assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If less, the impairment losses are based on the excess of the carrying amounts over their respective fair values. Their fair values would then become the new cost basis. Fair value is determined by discounted future cash flows, appraisals, or other methods. For assets held for sale, impairment losses are measured as the excess of the carrying amount of the assets over the fair value of the assets less costs to sell. For assets to be disposed of other than by sale, impairment losses are measured as the excess of their carrying amount over the salvage value, if any, at the time the assets cease to be used.
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
      During the third quarter of 2004, the Company recorded a charge of $389,000 to write off the remaining carrying value of equipment held-for-sale and to write off sales tax assessed as part of the Company’s acquisition of Stellex Broadband Wireless in 2001. The equipment held-for-sale was determined to have no value based on a current market review of similar assets and the Company’s inability to sell the assets despite its marketing efforts. The sales tax was assessed in the third quarter of 2004 and was related to equipment that had been fully depreciated or impaired.
Income Taxes
      Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Restructuring Charges
      The Company accounted for restructuring charges in accordance with Emerging Issues Tax Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) for exit and disposal activities initiated prior to January 1, 2003. Under EITF 94-3 restructuring charges are recorded upon approval of a formal management plan and are included in the operating results of the period in which such plans have been approved. The Company reviews remaining restructuring accruals on a quarterly basis and adjusts these

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accruals when changes in facts and circumstances suggest actual amounts will differ from the initial estimates. Changes in estimates occur when it is apparent that exit and other costs accrued will be more or less than originally estimated.
      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. The principal difference between SFAS 146 and EITF 94-3 relates to the timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for an exit cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS 146 prospectively as of January 1, 2003, and the adoption did not have a material impact on the Company’s operating results.
Stock-Based Compensation
      The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee” (“APB 25”), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), subsequently amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to account for stock-based awards issued to its employees under its stock option plans and employee stock purchase plans, which are described more fully in Note 9. Deferred stock compensation is amortized using the graded vesting method over the vesting period of the related options, generally four years.
      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123, Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”
      For purposes of pro forma disclosures, the Company estimates the fair value of its stock options to employees using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Year Ended December 31,

	2004	2003	2002

Stock Option Plans
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	82%	116%	140%
Risk free interest rate	3.36%	4.02%	3.60%
Expected life of options in years	5 years	7 years	7 years
      The weighted average grant date fair value for stock-based awards during 2004, 2003 and 2002 was $8.06, $1.53, and $1.58, per share, respectively. The effects of applying SFAS 123 on pro forma disclosures are not likely to be representative of the effects on pro forma disclosures of future years.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pro forma net loss and net loss per share listed below include expense related to the Company’s employee stock purchase plan. The fair value of issuances under the employee stock purchase plan is estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted average assumptions for issuances made in 2004, 2003 and 2002:

	Year Ended December 31,

	2004	2003	2002

Employee Stock Purchase Plan
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	79%	112%	105%
Risk free interest rate	1.57%	1.16%	1.53%
Expected life of options in years	0.5 years	0.5 years	0.5 years
      The weighted average grant date fair value of purchase rights granted during the year was $2.75, $0.56, and $0.89 for 2004, 2003 and 2002, respectively.
      Following is the pro forma effect on net loss and net loss per share for all periods presented had the Company applied SFAS 123’s fair value method of accounting for stock-based awards issued to its employees under its stock option plans and employee stock purchase plans. The effects of applying SFAS 123 on pro forma disclosures are not likely to be representative of the effects on pro forma disclosures of future years.

	Year Ended December 31,

	2004	2003	2002

	(In millions, except per share
	data)
Net loss, as reported	$(4.4)	$(7.9)	$(31.0)
Add: Stock-based employee compensation expense included in reported net loss	0.2	0.8	1.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock option awards and employee stock purchase rights	(2.9)	(3.9)	(6.4)

Net loss, pro forma	$(7.1)	$(11.0)	$(36.0)

Basic and diluted net loss per share, as reported	$(0.45)	$(0.87)	$(3.47)
Basic and diluted net loss per share, pro forma	$(0.72)	$(1.20)	$(4.03)
Research and Development Expenses
      Research and development expenses are charged to operating expenses as incurred.
Concentration of Risk
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments, and trade receivables.
      The Company sells its products primarily to telecom OEMs and defense electronics and homeland security systems integrators. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have historically been immaterial and within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are due to the few number of entities comprising the Company’s customer base.
      Revenues from three major customers accounted for 72% of total revenues in 2004. As of December 31, 2004, the Company had accounts receivable from two customers that accounted for 49% and 16%,

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively, of the Company’s accounts receivable as of that date. Revenues from three major customers accounted for 78% of total revenues in 2003. As of December 31, 2003, the Company had accounts receivable from three customers that accounted for 50%, 11% and 10%, respectively, of the Company’s accounts receivable as of that date. Revenues from one major customer accounted for 71% of total revenues in 2002. In 2004, 2003 and 2002, 80%, 75% and 75%, respectively, of the Company’s total revenues were derived from sales invoiced and shipped to customers outside the United States.
      The Company designs custom semiconductor devices. However, the Company does not own or operate a semiconductor fabrication facility (a “foundry”) and depends upon a limited number of third parties to produce these components. The Company’s use of various third-party foundries gives it the flexibility to use the process technology that is best suited for each application and eliminates the need for the Company to invest in and maintain its own foundry. The Company’s primary foundry is a division of Northrop Grumman Space Mission & Systems Corp., which is a wholly-owned subsidiary of Northrop Grumman Corporation, and is referred to in these consolidated financial statements as Velocium. The loss of the Company’s relationship with or access to the foundries it currently uses, particularly Velocium, and any resulting delay or reduction in the supply of semiconductors to the Company, would severely impact the Company’s ability to fulfill customer orders and could damage its relationships with its customers. The Company’s current supply agreement with Velocium expires in December 2005. While the Company believes it is a significant customer of and does not anticipate an interruption in its relationship with Velocium, there can be no assurance that Velocium will renew its agreement with the Company. The Company estimates that it may take up to six months to shift production of a given semiconductor circuit design to a new foundry.
      The Company also may not be successful in forming alternative supply arrangements that provide a sufficient supply of gallium arsenide devices. Because there are limited numbers of third-party foundries that use the particular process technologies the Company selects for its products and have sufficient capacity to meet its needs, using alternative or additional third-party foundries would require an extensive qualification process that could prevent or delay product shipments and their associated revenues.
      Because the Company does not own or control any of these third-party semiconductor suppliers, any change in the corporate structure or ownership of the corporations that own these foundries, could have a negative effect on future relationships and ability to negotiate favorable supply agreements.
      The Company outsources the assembly and testing of most of its products to a Thailand facility of HANA Microelectronics Co., Ltd. (“HANA”), a contract manufacturer. The Company plans to continue this arrangement as a key element of its operating strategy. If this manufacturer does not provide the Company with high-quality products and services in a timely manner, or terminates its relationship with the Company, the Company may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis. In the event of an interruption of supply from this manufacturer, sales of the Company’s products could be delayed or lost and its reputation could be harmed. The Company’s manufacturing agreement with HANA currently expires in July 2005, but will renew automatically for a one-year period unless either party notifies the other of its desire to terminate the agreement at least 90 days prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 120 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no assurance that HANA will not seek to terminate its agreement with the Company.
Fair Value of Financial Instruments
      The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. The fair value for the Company’s investments in marketable debt securities is estimated based on quoted market prices.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of short-term and long-term capital lease and debt obligations is estimated based on current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations, as of each period presented approximate their respective fair values.
      The following estimated fair value amounts have been determined using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
      The maturity dates of all short-term investments are due within one year or less from the dates of purchase.

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Short-term investments:
Commercial paper	$508	$—	$(2)	$506
Government agency obligations	10,501	—	(28)	10,473

Total	$11,009	$—	$(30)	$10,979

Cash equivalents:
Commercial paper	$1,550	$—	$—	$1,550
Government agency obligations	7,800	—	—	7,800

Total	$9,350	$—	$—	9,350

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Short-term investments:
Commercial paper	$7,092	$—	$(3)	$7,089
Government agency obligations	8,800	1	—	8,801

Total	$15,892	$1	$(3)	$15,890

Cash equivalents:
Government agency obligations	$7,000	$—	$—	$7,000

      At December 31, 2004, the Company had net unrealized losses related to its investments in debt securities of $30,000. These unrealized losses were not determined to be other than temporary impairments based on a review of credit information related to the companies and government agencies that issued the debt.
      Realized gains and losses were insignificant for the years ending December 31, 2004 and December 31, 2003.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Comprehensive Income (Loss)
      Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its available-for-sale securities represents the only component of comprehensive income (loss) excluded from the reported net loss and is displayed in the statements of stockholders’ equity.
Net Loss Per Share
      Basic net loss per share is computed by dividing net loss by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potentially dilutive common stock equivalents, including stock options and warrants to purchase common stock.
      As the Company incurred net losses for all periods presented, diluted net loss per share is the same as basic net loss per share. Potential dilutive common shares of 1,588,360 in 2004, 1,922,161 in 2003 and 2,325,751 in 2002 from the assumed exercise of stock options and warrants were not included in the net loss per share calculations as their inclusion would have been anti-dilutive.
Advertising Costs
      The Company expenses all advertising costs as incurred and the amounts were not material for all periods presented.
Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net loss and net loss per share amounts, for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net loss per share.
      In March 2004, the FASB issued Emerging Issues Task Force No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Goodwill and Other Intangible Assets
Goodwill
      During the third quarter of 2004, the Company recorded $1,761,000 of goodwill associated with the purchase of JCA Technology Inc., (“JCA”). During the fourth quarter of 2004, the Company decreased the goodwill balance by $215,000 due to a reduction in the assumed warranty accrual from JCA. See Note 14 for additional information. At the time of the acquisition the Company had no other goodwill on its balance sheet.
Intangible Assets
      The components of intangible assets as of December 31, 2004 are as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$2,250	$(187)	$2,063
Tradename	1,060	—	1,060
Customer relationships	780	(65)	715
Customer backlog	140	(117)	23

Intangible assets	$4,230	$(369)	$3,861

      The identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: developed technology — five years, customer backlog — six months and customer relationships — five years.
      The tradename has a gross carrying value of $1.1 million and is not subject to amortization and will be evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.
      The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31,

2005	$629
2006	606
2007	606
2008	606
2009	354

Total	$2,801

4.	Inventories
      Inventories are comprised of the following at December 31 (in thousands):

	2004	2003

Raw materials	$7,139	$7,298
Work in process	432	153
Finished goods	295	668

Total	$7,866	$8,119

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Property, Plant and Equipment
      Property, plant and equipment consists of the following at December 31 (in thousands):

	2004	2003

Land	$—	$391
Buildings	—	3,951
Software	574	503
Leasehold improvements	79	170
Machinery and equipment	10,735	10,473

	11,388	15,488
Less accumulated depreciation	(8,994)	(8,228)

Property, plant and equipment, net	$2,394	$7,260

      During the second quarter of 2004, the Company finalized the sale of its land and two buildings located in Diamond Springs, California. The Company received $4.3 million for the land and buildings, net of related closing costs and legal fees. The net book value of the property on the date of sale was $3.5 million. At the time of the closing, the Company entered into a five-year operating lease with the new owner for one of the two buildings. As a result of the sale-leaseback transaction, the Company will recognize a gain of $770,000 on a straight-line basis over the term of the lease, which expires in 2009. The Company recognized $77,000 of this gain during 2004.

6.	Note Payable
      On May 29, 2002, the Company obtained a loan, secured by fixed assets, in the amount of $1.5 million from U.S. Bancorp Finance Inc. This loan had a term of three years and had a variable interest rate. The interest rate was 25 basis points above LIBOR and was reviewed quarterly. During 2004, the Company paid off the remaining loan balance of $778,000 and there are no future payments to be made on the note.

7.	Restructuring Charges, Net and Loss on Sublease
      Effective January 2004, the Company executed several agreements related to the lease of its Sunnyvale headquarters. Due to declining commercial real estate lease rates, the original lease executed in August 2001 was at an above market rate, and would have expired in July 2006. This lease was cancelled, effective January 2004, and the Company exited the property. In consideration for the cancellation, the Company paid the landlord a settlement fee of approximately $3.0 million, resulting in a net lease termination expense of $2.9 million. The Company also entered into a new lease for 16,000 square feet in Sunnyvale, California at a lower, market rate. The new lease was effective as of January 2004 and will expire in August 2006.
      During the third quarter of 2004, in connection with the acquisition of JCA, the Company recorded a charge for restructuring of $431,000 (the “Third Quarter 2004 Plan”). The charge was included as part of the purchase price allocation in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As discussed in Note 14, the Company has or is planning to terminate a total of 39 employees, in order to eliminate duplicative activities and to reduce the cost structure of the combined company. These terminations primarily affected the manufacturing and operations group. The charge was for the related severance, benefits, payroll taxes and other associated costs. The remaining

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligations as of December 31, 2004 were $193,000. Severance payments will be substantially complete by the end of the first quarter of fiscal 2005.

Third Quarter 2004 Plan	Severance Benefits

(In thousands)
Third quarter 2004 restructuring charge	$431
Cash payments	(238)

Accrual at December 31, 2004	$193

      During the third quarter of 2003, the Company recorded a restructuring charge of $490,000 (the “Third Quarter 2003 Plan”), all of which was for severance payments. Through the end of the third quarter of 2004, the Company eliminated 18 positions and made cash payments of $486,000 under the Third Quarter 2003 Plan.

Third Quarter 2003 Plan	Severance Benefits

(In thousands)
Third quarter 2003 restructuring charge	$490
Cash payments	(470)

Accrual at December 31, 2003	20
Cash payments	(16)
Restructuring charge adjustment	(4)

Accrual at December 31, 2004	$—

      During the first quarter of 2002, the Company announced and began to implement a restructuring program (the “First Quarter 2002 Plan”) to reduce operating expenses and align resources with long-term growth opportunities. The Company recorded a restructuring charge of $3.5 million, the components of which were $1.1 million for severance and fringe benefit costs related to the elimination of 107 positions across all functions, $310,000 for lease termination payments, and $2.1 million for excess equipment. In the fourth quarter of 2002, the Company lowered its estimate of the total costs associated with the First Quarter 2002 Plan and recorded an adjustment of $142,000, which reflected lower than estimated severance and related costs. With the exception of $100,000 of remaining net lease payments on abandoned facilities through 2006, the Company has substantially completed the activities associated with the First Quarter 2002 Plan. Total payments made on the lease during 2004 were $80,000. At December 31, 2004, $81,000 was included in restructuring liabilities, current and $19,000 was included in other long-term liabilities.
      During the third quarter of 2002, the Company announced and began to implement additional restructuring actions (the “Third Quarter 2002 Plan”) consistent with the objective of the First Quarter 2002 Plan. The Company recorded a restructuring charge of $4.9 million, the components of which were $1.8 million for severance and fringe benefit costs and $3.1 million for excess equipment. During the fourth quarter of 2003, the Company revised its estimates of the number of positions to be eliminated pursuant to the Third Quarter 2002 Plan based on the most current information available and reversed approximately $186,000 of the estimated severance benefits accrual. The recovery was included in restructuring charges, net. Pursuant to the Third Quarter 2002 Plan, 102 employees were terminated, resulting in cumulative cash payments of $1.6 million in severance and employee benefit costs. At December 31, 2003, the Third Quarter 2002 Plan was complete.
      The Company’s restructuring estimates will be reviewed and revised quarterly and may result in an increase or decrease to restructuring and other charges.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Loss on Sublease
      During the first quarter of 2003, the Company subleased 12,700 square feet of its Sunnyvale, California headquarter building to an unrelated third party. The rental income for the lease period was less than the rental expense that would be incurred and, therefore, a loss at sublease inception of $662,000 was incurred. There have been no other losses on subleases recorded in the periods presented herein. During the first quarter of 2004, $359,000 of this loss was reversed as the sublease was terminated prior to its expiration date, as part of the overall lease termination described above.

8.	Segment Disclosures
      The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s total revenues by billing location for the years ended December 31 were as follows (in thousands):

	2004		2003		2002

United States	$6,538	19.7%	$8,375	24.8%	$5,617	24.9%
Finland	18,545	55.9%	20,083	59.3%	15,924	70.5%
Singapore	3,274	9.9%	35	0.1%	—	—
Rest of the world	4,805	14.5%	5,354	15.8%	1,031	4.6%

Total	$33,162	100.0%	$33,847	100.0%	$22,572	100.0%

      For the year ended December 31, 2004, Nokia and Nera ASA accounted for 55% and 10% of total product revenues, respectively. For the year ended December 31, 2003, Nokia and Stratex Networks accounted for 59% and 13% of total product revenues, respectively. For the year ended December 31, 2002, Nokia accounted for 71% of total product revenues.

9.	Stockholders’ Equity
Common Stock
      On June 26, 2002, the Board of Directors approved a 1-for-4 reverse split of the Company’s common stock. All share and per share numbers have been adjusted to reflect the reverse stock split for all periods presented.
      At December 31, 2004, the Company had reserved 3,177,920 shares of common stock for issuance in connection with its stock option plans and 151,954 shares in connection with its employee stock purchase plan.
Employee Stock Purchase Plan
      In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan (“Purchase Plan”). All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. During 2004, there were 215,368 shares issued under the Purchase Plan at a weighted average price of $0.93 per share. During 2003, there were 121,148 shares issued under the Purchase Plan at a weighted average price of $0.77 per share. During 2002, there were 109,354 shares issued under the Purchase Plan at a weighted-average price of $1.49 per share.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Option Plans
      The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in September 1992, amended in April 1999, and terminated in March 2000 such that no further options could be granted thereunder; however, previously granted and unexercised options remain outstanding and governed by the terms of the 1992 Plan. The 1992 Plan provides for the issuance of up to 41,190 shares of common stock to directors, employees and consultants upon the exercise of options outstanding under the 1992 Plan as of December 31, 2004.
      The Company’s 2000 Stock Option Plan (the “2000 Plan”) was adopted in March 2000, amended in July 2000, and provides for the issuance of options to purchase common stock to directors, employees, and consultants. The 2000 Plan provides for annual reserve increases to the number of authorized shares. During 2004, authorized shares were increased by 768,226 to 4,013,814 shares. Under the 2000 Plan, incentive stock options are granted under the plan at exercise prices not less than fair value and non statutory stock options are granted at an exercise price not less than 85% of the fair value on the date of grant, as determined by the closing sales price of the Company’s common stock. Options granted under the 2000 Plan generally have a ten-year term. Options vest and become exercisable as specified in each individual’s option agreement, generally over a four-year period. Subject to approval by the Company’s board of directors, options may be exercised early; however, in such event the unvested shares are subject to a repurchase option by the Company upon termination of the individual’s employment or services.
Non-Employee Directors’ Stock Option Plan
      The Company’s 2000 Non-Employee Directors’ Stock Option Plan (“Director Plan”) was adopted in October 2000. The Director Plan provides for non-statutory stock option grants to non-employee directors. During 2004, the shareholders approved an amendment to increase the initial grant to 20,000 shares when an individual first becomes a non-employee director of the Company, and to increase the annual automatic grants to 5,000 shares (which will be reduced pro-rata if an individual did not serve as a director for the full year of the preceding fiscal year). Options granted under the plan to non-employee directors are granted at fair market value on the date of grant, provide for monthly vesting over a four-year period and have a ten-year term. The Company granted options to purchase 32,500, 10,000, and 18,750 shares of the Company’s common stock under the Director Plan during the years ended December 31, 2004, 2003 and 2002, respectively. The total number of shares authorized for this plan is 150,000.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock option activity for all plans described above, is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2001	1,068,844	$10.16
Options granted	1,740,057	1.76
Options exercised	(1,000)	4.80
Options cancelled	(482,150)	7.97

Outstanding at December 31, 2002	2,325,751	3.82
Options granted	725,574	1.84
Options exercised	(211,776)	2.34
Options cancelled	(917,388)	3.86

Outstanding at December 31, 2003	1,922,161	3.22
Options granted	705,025	10.51
Options exercised	(936,991)	2.18
Options cancelled	(101,835)	11.44

Outstanding at December 31, 2004	1,588,360	$6.55

      The number of options cancelled during 2002 has been increased to include 12,500 shares that were inadvertently omitted from the table above. The total number outstanding at December 31, 2002 and 2003 has been revised accordingly.
      The following table summarizes information concerning outstanding and exercisable options:

				Options Exercisable at December 31,
Options Outstanding at December 31, 2004				2004

			Weighted-Average
Exercise Price		Weighted-Average	Remaining		Weighted-Average
Per Share	Shares	Exercise Price	Contractual Life	Shares	Exercise Price

$ 0.76 – $ 1.17	165,697	$0.96	7.91	132,749	$0.98
$ 1.18 – $ 1.21	134,966	$1.21	7.57	127,414	$1.21
$ 1.93 – $ 1.93	318,927	$1.93	8.43	208,191	$1.93
$ 2.68 – $ 4.80	181,828	$3.54	6.80	165,784	$3.53
$ 5.00 – $ 9.82	81,989	$8.14	7.91	27,950	$8.16
$10.20 – $10.20	237,850	$10.20	9.59	130,000	$10.20
$10.22 – $10.22	292,688	$10.22	9.09	244,750	$10.22
$10.60 – $16.00	158,891	$12.95	7.70	124,385	$12.89
$16.13 – $52.00	5,524	$20.59	8.20	2,124	$27.74
$56.00 – $56.00	10,000	$56.00	5.57	10,000	$56.00

	1,588,360	$6.55	8.29	1,173,347	$6.44

      At December 31, 2003 and 2002, options to purchase 1,215,137 and 708,724 shares of common stock were exercisable.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Stock Compensation
      In connection with the deferred compensation totaling approximately $20,218,000 related to the grant of stock options to employees prior to the initial public offering, the Company amortized approximately $204,000, $672,000, and $1.4 million in 2004, 2003 and 2002, respectively. The Company also incurred compensation expense of $124,000 during 2003, for the acceleration of certain stock options to terminating employees. In addition, during 2004 and 2003, the Company recorded approximately $17,000 and $399,000, respectively, as a reduction in deferred compensation and additional paid in capital due to the forfeiture of unvested shares for terminated employees.

10.	Commitments and Contingencies
Commitments
      The Company leases its office, manufacturing and design facilities in Sunnyvale, California, Torrance, California, Diamond Springs, California and Andover, Massachusetts under non-cancelable lease agreements, which expire in various periods through June 2009. Rent expense under the operating leases was approximately $452,000, $1.7 million, and $2.0 million, for the years ended December 31, 2004, 2003 and 2002, respectively.
      Future annual minimum lease payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2004 are as follows (in thousands):

Years Ending December 31,

2005	$529
2006	345
2007	200
2008	206
2009	105

Total	$1,385

      During 2003, the Company subleased 12,700 square feet of its Sunnyvale, California headquarters building. The rental income for the lease period was less than the rental expense, and therefore a loss at the sublease inception of $662,000 was incurred. During the first quarter of 2004, $359,000 of this loss was reversed as the sublease was terminated prior to its expiration date, as part of the overall lease termination.
      During 2004, the Company subleased 5,000 square feet of development space in Torrance, California and leased 20,000 square feet of manufacturing space in Diamond Springs California, to unrelated third parties. Rental income was approximately $151,000, $212,000 and zero for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, during 2004, the Company sold its land and buildings located in Diamond Springs and will therefore not be receiving any future rental income from the property.
      Future annual minimum lease receipts under non-cancelable operating leases with initial terms of one year or more as of December 31, 2004 are as follows (in thousands):

Years Ending December 31,

2005	$57
2006	14

Total	$71

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contingencies
      The Company is involved in legal proceedings arising in the ordinary course of its business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment of settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

11.	Related Party Transactions
      The Company maintains a supply agreement and a technology services agreement with Velocium. Effective March 2004, the supply agreement specifies volume and price commitments, as well as a description of a consigned inventory arrangement. The Company recorded purchases under these agreements of $4.2 million, $3.1 million, and $7.2 million for 2004, 2003, and 2002, respectively.
      The Company also sells various products and services under purchase orders and agreements to Northrop Grumman Space & Mission Systems Corp., and recognized revenues of $86,000, $345,000, and $837,000 in 2004, 2003 and 2002, respectively. In the years ended December 31, 2004, 2003 and 2002, the Company incurred costs related to these revenues of approximately $51,000, $124,000, and $235,000.
      At December 31, 2004, the Company had accounts receivable of $15,000 and accounts payable of $1.3 million, related to its supplier and customer relationships with Northrop Grumman Space & Mission Systems Corp., respectively.
      At December 31, 2003, the Company had accounts receivable of $105,000 and accounts payable of $1.4 million, related to its supplier and customer relationships with Northrop Grumman Space & Mission Systems Corp., respectively.

12.	Income Taxes
      As of December 31, 2004, the Company had a federal net operating loss carryforward of approximately $175 million. The Company also had federal research and development tax credit carryforwards of approximately $1.4 million. These net operating loss and credit carryforwards will expire at various dates beginning in 2007 through 2024, if not utilized.
      As of December 31, 2004, the Company had a state net operating loss carryforward of approximately $64 million. The net operating losses will begin to expire at various dates beginning in 2005. The Company also has state research and development tax credit carryforwards of approximately $1.3 million. The credits will carryforward indefinitely, if not utilized.
      Utilization of the net operating loss and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows at December 31 (in thousands):

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$64,300	$60,200
Research credit	2,400	2,500
Capitalized research and development	1,100	1,700
Other	4,400	5,200

Total deferred tax assets	72,200	69,600
Valuation allowance for deferred tax assets	(70,700)	(69,600)

Deferred tax assets	1,500	—
Deferred tax liabilities:
Intangible assets	(1,500)	—

Net deferred tax assets (liabilities)	$—	$—

      Realization of deferred taxes assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1.1 million, $1.8 million, and $9.1 million during 2004, 2003 and 2002, respectively.
      The effective tax rate differs from the U.S. federal statutory rate as a result of the following for the year ended December 31:

	2004	2003	2002

Income tax benefit at statutory rate	(35)%	(35)%	(35)%
State, net of federal effect	(6)	(6)	(6)
Change in valuation allowance	36	37	39
Nondeductible deferred compensation	5	4	2

Effective income tax rate	—%	—%	—%

13.	401(k) Plan
      Substantially all regular employees of the company meeting certain service requirements, are eligible to participate in the Company’s 401(k) employee retirement plan. Employee contributions are limited to the maximum amount allowed under the Internal Revenue Code. The Company may match contributions based upon a percentage of employee contributions up to a maximum of 6% of employee compensation. Company contributions under these plans for 2004, 2003 and 2002 were $0, $0 and $129,000, respectively. The Company suspended the matching of contributions effective April 7, 2002.

14.	Business Combinations
      On July 21, 2004, the Company acquired all of the outstanding capital stock of JCA, a provider of RF amplifiers and modules. JCA’s products are broadly used in applications including electronic warfare, radar and secure communications. The Company believes this acquisition is complementary to the Company’s

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
existing portfolio of RF products and allows it to strengthen its presence in the defense electronics and homeland security markets.
      The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date.
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
      In calculating the value of the acquired in-process research and development (“IPRD”), the independent appraiser gave consideration to the relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPRD reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPRD. The amounts allocated to the acquired IPRD were immediately expensed in the period the acquisition was completed because the projects associated with the IPRD had not yet reached technological feasibility and no future alternative uses existed for the technology.
      The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was used to value all of the identifiable intangible assets. Key assumptions used in analyzing the expected cash flows from the other identifiable net intangible assets included the Company’s estimates of revenue growth, cost of sales, operating expenses and taxes. The purchase price in excess of the identified tangible and intangible assets was allocated to goodwill.
      The total purchase price of $6.1 million consisted of $5.9 million in cash and $158,000 in direct transaction costs. In connection with the acquisition of JCA, the Company implemented a restructuring plan to consolidate JCA’s manufacturing process to the Company’s Diamond Springs location. The restructuring plan terminated or will terminate a total of 39 employees, in order to eliminate duplicative activities and to reduce the cost structure of the combined company. These terminations primarily affected the manufacturing and operations group. The estimated cost for the related severance, benefits, payroll taxes and other associated costs totaled $431,000 and was accrued for at the time of the acquisition and has been recognized as a liability assumed in the business combination in accordance with EITF 95-3. The remaining obligations as of December 31, 2004 were $193,000. Severance payments will be substantially complete by the end of the first quarter of fiscal 2005.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The aggregate purchase price for the JCA acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired	$1,057
Liabilities assumed	(655)
In-process research and development	320
Developed technology	2,250
Tradename	1,060
Customer relationships and backlog	920
Other	1,261
Goodwill	1,546
Deferred tax liability	(1,692)

Total purchase price	$6,067

      In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” deferred taxes of approximately $1.7 million have been recorded for the tax effect of the amortizable intangible assets which are not deductible.
Pro forma financial information
      The following table presents the pro forma financial information for the combined entity of Endwave and JCA for the years ended December 31, 2004, 2003 and 2002, as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Total revenues	$36,422	$40,420	$31,590
Net loss	$(6,564)	$(13,084)	$(60,052)
Net loss per share — basic and diluted	$(0.67)	$(1.43)	$(6.72)
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
      The results of operations of the Verticom and Signal Technology Corporation acquisitions have been included in the results of the Company from the dates of acquisition. Pro forma results of operations have not been presented as the effects of these acquisitions were not material to the Company’s financial position, results of operations or cash flows for the periods presented.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Subsequent Events
      In March 2005, the Company entered into a settlement and release agreement with Northrop Grumman Space & Mission Systems Corp. to settle all matters related to direct and indirect costs associated with a degraded semiconductor component originally provided by their foundry. Northrop Grumman Space & Missions Systems Corp. reimbursed the Company’s customer for indirect costs associated with a recall of the product incorporating the degraded semiconductor component. Under the settlement and release agreement, the Company obtained the right to make a final purchase of additional wafers at preferable pricing, paid $300,000 for final reimbursement of such indirect costs, and assumed sole responsibility for any future product failures attributable to the semiconductor component.
      In March 2005, the Company entered into a registration rights agreement with Northrop Grumman Space & Mission Systems Corp. whereby the Company is obligated to use its best efforts to register under the Securities Act of 1933, as amended, 3,000,000 shares owned by Northrop Grumman Space & Mission Systems Corp. and to use its best efforts to sell the shares in a registered public offering on or prior to June 30, 2005.
      In March 2005, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for sale 5,000,000 shares of the Company’s common stock. Of these shares, 2,000,000 are being offered by the Company, and 3,000,000 are being offered by Northrop Grumman Space & Mission Systems Corp. The Company and Northrop Grumman Space & Mission Systems Corp. have granted the underwriters a 30-day option to purchase up to a total of 750,000 additional shares of common stock for the purpose of covering over-allotments, if any.

16.	Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
2004:
Total revenues	$6,617	$7,576	$7,594	$11,375
Cost of product revenues	3,971	5,257	5,482	7,866
Net income (loss)(1)	(2,179)	(429)	(2,034)	238
Basic net income (loss) per share	$(0.23)	$(0.04)	$(0.21)	$0.02
Diluted net income (loss) per share	$(0.23)	$(0.04)	$(0.21)	$0.02
2003:
Total revenues	$7,657	$8,470	$8,204	$9,516
Cost of product revenues	7,002	6,190	5,898	5,740
Net income (loss)(2)	(6,473)	(1,896)	(735)	1,194
Basic net income (loss) per share	$(0.72)	$(0.21)	$(0.08)	$0.13
Diluted net income (loss) per share	$(0.72)	$(0.21)	$(0.08)	$0.12

(1)	Net income (loss) for the first quarter, third quarter and fourth quarter of 2004 includes charges of $2.5 million, $853,000 and $221,000, respectively, for restructuring activities, asset impairments, recovery on sublease agreements, amortization of intangible assets, and in-process research and development.

(2)	Net income (loss) for the first quarter, third quarter and fourth quarter of 2003 includes charges of $3.1 million, $629,000 and a benefit of $145,000, respectively, for restructuring activities, loss on sublease agreements and asset impairments.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item. 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item. 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
Changes in Internal Controls Over Financial Reporting.
      There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item. 9B.	Other Information
      None

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Our directors and executive officers, including their ages and their positions with us, as well as certain biographical information of these individuals, as of March 18, 2005, are as follows:

Name	Age	Position

Edward A. Keible, Jr.	61	Chief Executive Officer, President and Director
Julianne M. Biagini	42	Chief Financial Officer, Senior Vice President, Finance and Administration and Secretary
John J. Mikulsky	59	Chief Marketing Officer and Senior Vice President, Marketing and Business Development
Edward C.V. Winn(1)(2)	66	Chairman of the Board of Directors
Joseph J. Lazzara(1)(2)(3)	53	Director
John F. McGrath, Jr.(1)	40	Director
Wade Meyercord(2)(3)	64	Director
Carol Herod Sharer(2)(3)	53	Director

(1)	Member of the Audit Committee

(2)	Member of the Nominating and Governance Committee

(3)	Member of the Compensation Committee
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
      Julianne M. Biagini has served as our Chief Financial Officer and Senior Vice President of Finance and Administration and Corporate Secretary since May 2001. From March 1994 until April 2001, Ms. Biagini served in various capacities for us, most recently as our Vice President of Finance and Administration and Secretary. From 1992 until 1994, Ms. Biagini was the manager of Accounting and Tax at Exponent, Inc., an engineering and scientific consulting firm. Prior to 1992, Ms. Biagini worked at KPMG as a tax specialist. Ms. Biagini serves as a member of the Board of Directors of the American Electronics Association. Ms. Biagini is a registered C.P.A. in the state of California with a B.S. in business administration from San Jose State University and an M.B.A. from Santa Clara University.
      John J. Mikulsky has served as our Chief Marketing Officer and Senior Vice President, Marketing and Business Development since May 2001. From May 1996 until April 2001, Mr. Mikulsky served as Vice President of Product Development. From 1993 until 1996, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, a provider of analytical services to the semiconductor and disk drive industries. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for its Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an S.M. in Management from the Sloan School at the Massachusetts Institute of Technology.
      Edward C.V. Winn has served as a director of Endwave since July 2000. From March 1992 to January 2000, Mr. Winn served in various capacities with TriQuint Semiconductor, Inc., a semiconductor manufacturer, most recently as Executive Vice President, Finance and Administration and Chief Financial Officer. Previously, Mr. Winn served in various capacities with Avantek, Inc., a microwave component and subsystem manufacturer, most recently as Product Group Vice President. Mr. Winn received a B.S. in Physics from

Rensselaer Polytechnic Institute and an M.B.A. from Harvard Business School. Mr. Winn serves as a member on the Board of Directors of Volterra Semiconductor Corporation and NASSDA Corp.
      Joseph J. Lazzara has served as a director of Endwave since February 2004. Mr. Lazzara has served as the Chief Executive Officer of Scientific Technologies Incorporation (“STI”), a manufacturer and supplier of machine safeguarding products and automation sensors, since June 1993, President of STI since June 1989 and Treasurer and a director of STI since September 1984. Mr. Lazzara served as a Vice President of STI from September 1984 until June 1989. He has also served as Treasurer and a director of STI’s parent company, Scientific Technology Incorporation, since August 1981. Prior to 1981, Mr. Lazzara was employed by Hewlett-Packard Company, a global technology solutions provider, in Process and Engineering Management. Mr. Lazzara received a B.S. in engineering from Purdue University and an M.B.A. from Santa Clara University. Mr. Lazzara serves as a member of the Board of Directors of STI.
      John F. McGrath, Jr. has served as a director of Endwave since January 2005. Mr. McGrath is currently the Vice President and Chief Financial Officer for Network Equipment Technologies, a position he has held since 2001. Prior to joining Network Equipment Technologies in 2001, Mr. McGrath was an independent consultant to enterprise software firm Niku Corporation. From 1997 to 2000, Mr. McGrath served in various financial capacities at Aspect Communications, including as Vice President of Finance and Director of Finance for Europe, Middle East and Africa. Prior to that he was Director of Finance for TCSI Corporation. From 1986 to 1991, Mr. McGrath worked as a Manager in the High Technology/ Manufacturing Group at Ernst & Young. Mr. McGrath holds a B.S. in Accounting from the University of Wyoming and an M.B.A. from the Stanford Graduate School of Business and is a registered C.P.A. in the state of California.
      Wade Meyercord has served as a director of Endwave since March 2004. From 1987 to present, Mr. Meyercord has served as President of Meyercord and Associates, a consulting firm specializing in Board and Executive Compensation. From 1999 to 2002, Mr. Meyercord served as Senior Vice President and Chief Financial Officer of RioPort.com, Inc. From 1998 to 1999, Mr. Meyercord Served as Senior Vice President, e-commerce of Diamond Multimedia. Prior to 1998, Mr. Meyercord held various management and/or executive level positions with Read-Rite Corporation, Memorex Corporation and IBM Corporation. Mr. Meyercord received a B.S. in mechanical engineering from Purdue University and an M.B.A. in engineering administration from Syracuse University. Mr. Meyercord serves as a member on the Board of Directors of Microchip, Magma Design Automation and California Micro Devices.
      Carol Herod Sharer has served as a director of Endwave since April 2001. From 1996 to December 2003, Ms. Sharer was the Chief Executive Officer of McKinley Marketing Partners, Inc., a company she founded. From 1993 to 1995, Ms. Sharer was an independent contractor, working primarily with regional Bell operating companies. From 1991 to 1993, Ms. Sharer held various positions at MCI, a telecommunications company, most recently as Senior Vice President for Program Management and Planning. Ms. Sharer holds a B.A. in Economics from Florida International University and an M.B.A. from George Washington University with a concentration in finance.
      Executive officers serve at the discretion of our Board of Directors. There are no family relationships between any of our executive officers and members of our Board of Directors. No director has a contractual right to serve as a member of our Board of Directors. Other than Mr. Keible, all of our directors are “independent” within the meaning of the Nasdaq Stock Market listing requirements and the requirements of the Securities and Exchange Commission.
      We have a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control of our management. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the Class I directors to expire at our 2007 annual meeting of stockholders, the term of office of the Class II directors to expire at our 2005 annual meeting of stockholders and the term of office of the Class III directors to expire at our 2006 annual meeting of stockholders. Class I consists of Ms. Sharer and Mr. Lazzara; Class II consists of Messrs. Meyercord and McGrath; and Class III consists of Messrs. Keible and Winn. Directors elected to succeed those directors whose terms expire will be elected to a three-year term of office. All directors hold office until the next annual meeting of stockholders in the year in which their terms expire and until their successors have been duly elected and qualified. Executive officers serve at the discretion of our Board of Directors. There are no family relationships between any of our officers and directors.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by the Commission’s regulations to furnish us with copies of all Section 16(a) forms they file.
      To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2004, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except as follows:

•	one report, covering one transaction for 500 shares of common stock, was filed late by Mr. Edward Keible; although not required by SEC rules, he has requested that the Company disclose the number of shares involved; a second report, covering one transaction but reporting an incorrect sale price in the report, was timely filed by Mr. Keible and was subsequently corrected on a Form 4 amending the previous Form 4 report;

•	one report, covering one transaction, was filed late by Mr. Edward Winn;

•	one report, covering one transaction, was filed late by Mr. Joseph Lazzara; a second report, covering two transactions but reporting incorrect exercise prices in the report, was filed late by Mr. Lazarra and was subsequently corrected on a Form 3 report amending a previous Form 3 report;

•	two reports, covering an aggregate of four transactions, were filed late by Ms. Carol Herod Sharer; and

•	one report, covering one transaction, was filed late by Mr. Wade Meyercord; two additional reports, covering two transactions but reporting incorrect exercise prices in the reports, were timely filed by Mr. Meyercord and were subsequently corrected on two Form 4 reports amending two previous Form 4 reports.
Committees of the Board of Directors
      Our Board of Directors has three committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Below is a description of each committee of our Board of Directors. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate, to carry out its responsibilities. Our Board of Directors has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to Endwave.
      Audit Committee
      The Audit Committee of our Board of Directors, currently comprised of Messrs. Lazzara, McGrath and Winn, oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of, and assesses the qualifications of, our independent registered public accounting firm; determines and approves the engagement of our independent registered public accounting firm; determines whether to retain or terminate our existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of our independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our audit engagement team as required by law; confers with management and our independent registered public accounting firm regarding the effectiveness of our internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm, including reviewing our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our Board of Directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent, as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards. Our Board of Directors has determined that Messrs. Winn and McGrath qualify as “audit committee financial experts,” as defined in applicable Securities and Exchange Commission rules.
      Compensation Committee
      The Compensation Committee of our Board of Directors, currently comprised of Ms. Sharer and Messrs. Lazzara and Meyercord, reviews and approves our overall compensation strategy and policies. The Compensation Committee reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management; reviews and approves the compensation and other terms of employment of our Chief Executive Officer; reviews and approves the compensation and other terms of employment of our other officers; and administers our stock option and purchase plans, pension and profit sharing plans, stock bonus plans, deferred compensation plans and other similar programs. All members of our Compensation Committee are independent, as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards.
      Nominating and Governance Committee
      The Nominating and Governance Committee of our Board of Directors, currently comprised of Ms. Sharer and Messrs. Lazzara, Meyercord and Winn, is responsible for: identifying, reviewing and evaluating candidates to serve as members of our Board of Directors, consistent with criteria approved by our Board of Directors; reviewing and evaluating incumbent directors and recommending candidates for election to our Board of Directors; making recommendations to our Board of Directors regarding the membership of the committees of our Board of Directors; and assessing the performance of management and our Board of Directors. All members of our Nominating and Governance Committee are independent, as independence is currently defined in Rule 4200(a)(15) of the Nasdaq listing standards.
Code of Business Conduct and Ethics
      We have adopted the Endwave Corporation Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Endwave Corporation Code of Business Conduct and Ethics is available on our website at www.endwave.com.

Item 11.	Executive Compensation
Compensation of Executive Officers
      The following table shows, for the years ended December 31, 2004, 2003 and 2002, compensation awarded, paid to or earned by our Named Officers for services rendered by them as our officers.
Summary Compensation Table

				Long-term Compensation
	Annual Compensation(1)			Awards

				Securities
		Salary		Underlying
	Year	($)	Bonus($)	Options(#)	All Other
Name and Principal Position					Compensation($)

Edward A. Keible, Jr.(2)	2004	327,231	40,000	118,000	335
President, Chief Executive Officer	2003	318,000	95,400	110,777	1,974
and Director	2002	318,000	—	317,174	2,586
Julianne M. Biagini(3)	2004	204,231	20,000	60,000	363
Chief Financial Officer,	2003	195,000	48,750	46,659	963
Senior Vice President,	2002	195,000	—	140,248	2,201
Finance and Administration and Corporate Secretary
John J. Mikulsky(4)	2004	231,462	20,000	60,000	420
Chief Marketing Officer	2003	225,000	56,250	55,799	1,573
and Senior Vice President,	2002	225,000	—	143,750	2,279
Market and Business Development

(1)	In accordance with rules promulgated by the Securities and Exchange Commission, other annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constitutes less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Officer for the fiscal year.

(2)	All Other Compensation represents group life insurance payments made by Endwave in the amounts of $335, $1,974 and $874 for 2004, 2003 and 2002, respectively, and a matching contribution paid by Endwave under our 401(k) plan of $1,712 in 2002.

(3)	All Other Compensation represents group life insurance payments made by Endwave in the amounts of $363, $963 and $401 for 2004, 2003 and 2002, respectively, and a matching contribution paid by Endwave under our 401(k) plan of $1,800 in 2002.

(4)	All Other Compensation represents group life insurance payments made by Endwave in the amounts of $420, $1,573 and $583 for 2004, 2003 and 2002, respectively, and a matching contribution paid by Endwave under our 401(k) plan of $1,696 in 2002.

      Stock Option Grants and Exercises
      The following table sets forth information regarding options granted to each Named Officer during the year ended December 31, 2004. The information regarding stock options granted to Named Officers as a percentage of total options granted to employees in 2004 is based on options to purchase a total of 652,525 shares that were granted to employees in 2004 under our 2000 Equity Incentive Plan. No stock appreciation rights or restricted stock awards were granted during 2004.
Option Grants in 2004

					Potential Realizable
	Number of				Value at Assumed
	Securities	% of Total			Annual Rates of Stock
	Underlying	Options			Price Appreciation for
	Options	Granted to			Option Term ($)(2)
	Granted	Employees in	Exercise	Expiration
Name	(#)(1)	Fiscal Year (%)	Price ($/Sh)	Date	5%	10%

Edward A. Keible, Jr.	58,216	8.92	10.22	2/2/2014	374,172	948,225
	9,784	1.50	10.22	2/2/2014	62,884	159,362
	50,000	7.66	10.20	8/2/2014	320,736	812,809
Julianne M. Biagini	9,784	1.50	10.22	2/2/2014	62,884	159,362
	30,216	4.63	10.22	2/2/2014	194,207	492,160
	20,000	3.07	10.20	8/2/2014	128,295	325,123
John J. Mikulsky	9,784	1.50	10.22	2/2/2014	62,884	159,362
	30,216	4.63	10.22	2/2/2014	194,207	492,160
	20,000	3.07	10.20	8/2/2014	128,295	325,123

(1)	Options granted under our 2000 Equity Incentive Plan and under our 1992 Stock Option Plan will vest in accordance with the terms of the applicable option grant and the terms of our Executive Officer Severance and Retention Plan, detailed in “Employment, Severance and Change in Control Agreements” below.

(2)	The potential realizable value is based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate, compounded annually for the entire term of the option and the option is exercised solely on the last day of its term for the appreciated price. These amounts represent certain assumed rates of appreciation less the exercise price, in accordance with the rules of the Securities and Exchange Commission, and do not reflect our estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of our common stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.
Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

			Number of Securities	Value of Unexercised In-
			Underlying Unexercised	the-Money Options at
	Shares Acquired	Value	Options at FY-End (#)	FY-End ($)
Name	on Exercise (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Edward A. Keible, Jr.	397,638	4,036,161	241,376/0	2,361,309/0
Julianne M. Biagini	90,000	959,788	178,505/0	2,128,800/0
John J. Mikulsky	77,711	1,036,318	224,905/0	2,849,937/0
      As of December 31, 2004, 644,786 options held by our Named Officers were in-the-money.

Compensation of Non-Employee Directors
      In January 2004, we increased the fee to be paid for each Board meeting from $1,000 to $1,500 and in July 2004 we increased the fee paid to each non-employee director to $2,000. In addition, each of our non-employee directors receive a fee of $1,000 for each committee meeting attended in person by those Board members serving on committees of the Board of Directors occurring apart from a meeting of the full Board. Further, in 2004, annual retainer payments were made as follows: non-employee Board membership — $5,000, audit and compensation committee membership — $1,000 and each committee or Board chairmanship -$1,000. Beginning January 2005 and thereafter, until changed by the Board of Directors, fees for service on our Board of Directors were changed to reflect the compensation set forth in the table below. The members of the Board of Directors were and remain eligible for reimbursement for travel expenses incurred in connection with attendance at Board and committee meetings in accordance with Company policy.

Annual Retainer	$10,000
Board Chair Annual Retainer	$10,000
Audit Committee Chair Annual Retainer	$10,000
Compensation Committee Chair Annual Retainer	$5,000
Nominating and Governance Committee Chair Annual Retainer	$3,000
Director Meeting Fee (in person)	$1,000
Director Meeting Fee (telephonic)	$500
Audit or Compensation Committee Meeting Fee (in person)	$1,000
Audit or Compensation Committee Meeting Fee (telephonic)	$500
      Non-employee directors are eligible to participate in our 2000 Non-Employee Director Plan, the Director Plan. Pursuant to the Director Plan, all non-employee directors are automatically granted an option to purchase 20,000 shares of common stock upon their election to our Board of Directors. Each non-employee director is also granted an option to purchase an additional 5,000 shares of common stock each year following the date of our annual meeting of stockholders, provided that if any non-employee director has not served in that capacity for the entire period since the preceding annual stockholders meeting, then the number of shares subject to the annual grant will be reduced, pro rata, for each full quarter the director did not serve during the previous period. All options under our Director Plan expire after ten years and have an exercise price equal to the fair market value on the date of grant. Until recently, all of these options vested over four years at the rate of 1/48 of the total grant per month. In February 2005, the Board of Directors approved an amendment to the Director Plan providing that annual option grants, but not initial option grants, will vest over two years at the rate of 1/24 of the total grant per month. Our directors are also eligible to participate in our 2000 Equity Incentive Plan and our employee directors are eligible to participate in our 2000 Employee Stock Purchase Plan.
      During the last fiscal year, we granted options covering an aggregate of 32,500 shares to our non-employee directors at an average exercise price of $9.72 per share. The fair market value of such common stock on the date of grant was the same as the exercise price per share, based on the closing sales price reported on the Nasdaq National Market for the date of grant. As of February 9, 2005, 21,188 shares of common stock have been purchased upon the exercise of options granted under the Director Plan.
Employment, Severance and Change in Control Agreements
      In March 2000, in connection with our merger with TRW Milliwave Inc., our Board of Directors approved an Officer Retention Plan providing for the acceleration of vesting, under certain circumstances, of a portion of stock options granted to our officers under our 1992 Stock Option Plan and 2000 Equity Incentive Plan. The Officer Retention Plan was amended in March 2002 and in October 2003 and renamed the Executive Officer Severance and Retention Plan. Under the Executive Officer Severance and Retention Plan, as amended, if an executive officer is terminated without cause, or resigns for certain specified reasons, the executive officer will receive (i) salary and benefits continuation based on the executive officer’s position and length of service with us and (ii) acceleration of vesting on the unvested portion of some of the executive officer’s stock options, based on the officer’s position and length of service with us. In the case of the Chief Executive Officer, the salary and benefits continuation period will be equal to the greater of two months for every year of service to us, or a total of 12 months, if the termination of employment does not occur in connection with, or within six months after, a change in control transaction. In the case of a Senior Vice President, the salary and benefits continuation will be equal to the greater of 1.5 months for every year of service to us, or a total of nine months, if the termination of employment does not occur in connection with, or within six months after, a change in control transaction. Under the circumstances set forth above, subject to certain exceptions, an executive officer will vest as if the executive officer had remained employed by Endwave for twice the salary and benefits continuation period described above. Upon the closing of a change in control transaction, each executive officer will receive this same amount of acceleration of vesting even if his or her employment is not terminated. However, if an executive officer’s employment is terminated by us without cause or by the executive officer for certain specified reasons in connection with, or within six months after, the change in control transaction, the executive officer will receive salary and benefits continuation for twice the period that would have applied had such termination not occurred in connection with a change in control, and additional accelerated vesting in the same amount as provided when termination does not occur in connection with a change in control transaction.
      In 2003, our Board of Directors approved a Key Employee Severance and Retention Plan providing benefits to certain senior, non-executive employees. Under the Key Employee Severance and Retention Plan, if we terminate the employment of an eligible key employee without cause, or such employee resigns for certain specified reasons, in connection with or within six months after a change in control transaction, the key employee will receive salary and benefits continuation based on the key employee’s length of service with us. In addition, upon the closing of a change in control transaction, certain specified options granted to such employee will vest in full even if such key employee’s employment is not terminated.
      In 2003, our Board of Directors approved a Transaction Incentive Plan for the benefit of our executive officers and certain senior, non-executive employees. Under the Transaction Incentive Plan, an eligible employee will receive a cash bonus if the employee remains employed by us at the time of a change in control transaction. The amount of the bonus for an eligible employee will be calculated by multiplying the per-share proceeds received by our stockholders in the transaction, including certain dividends, by a number of “phantom” shares assigned to such employee, less profits received by the eligible employee on certain vested stock options.
Compensation Committee Interlocks and Insider Participation
      No member of our Compensation Committee is or has been an officer or employee of Endwave. In addition, no member of our Compensation Committee serves as a member of a Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth certain information regarding the ownership of our common stock as of February 9, 2005 by: (i) each of our Named Officers; (ii) each director; (iii) our Named Officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Except as otherwise indicated, the address of each of the persons set forth below is c/o Endwave Corporation, 776 Palomar Avenue, Sunnyvale, California, 94085.

	Shares Beneficially
	Owned(1)

Name and Address	Number	Percent(2)

Northrop Grumman Corporation(3)	3,473,312	33.0%
1840 Century Park East
Los Angeles, CA 90067
IXIS Derivatives Inc.	759,213	7.2
9 West 57th Street
New York, NY 10019
Edward A. Keible, Jr.(4)	523,587	4.8
Julianne M. Biagini(5)	213,902	2.0
John J. Mikulsky(6)	303,082	2.8
Edward C.V. Winn(7)	14,033	*
Joseph J. Lazzara(8)	6,190	*
John F. McGrath, Jr.(9)	833	*
Wade Meyercord(9)	2,308	*
Carol Herod Sharer(10)	18,435	*
All directors and Named Officers as a group (7 persons)(11)	1,082,370	9.6

*	Less than one percent.

(1)	This table is based upon information supplied to us by our officers, directors and principal stockholders and upon any Schedules 13D or 13G filed with the Securities and Exchange. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 10,519,445 shares outstanding on February 9, 2005, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(3)	The shares are held of record by Northrop Grumman Space & Mission Systems Corp. (formerly TRW Inc.), or Northrop Grumman S&MS, a wholly-owned subsidiary of Northrop Grumman Corporation. Northrop Grumman S&MS has the direct power to vote and direct the disposition of the shares. Northrop Grumman Corporation, as the sole parent of Northrop Grumman S&MS, has the indirect power to vote and dispose of the shares.

(4)	Includes 316,376 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 234,821 shares would be subject to repurchase by us.

Also includes 195,315 shares held by the Keible Family Trust, of which Mr. Keible is co-trustee, and 625 shares held by Mr. Keible’s father-in-law. Mr. Keible’s spouse shares voting and investment power over the shares held by Mr. Keible’s father-in-law.

(5)	Includes 208,505 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 105,187 shares would be subject to repurchase by us. Also includes 1,234 shares held in a trust for the benefit of Ms. Biagini’s daughter.

(6)	Includes 254,905 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 110,452 shares would be subject to repurchase by us. Also includes 600 shares owned by Mr. Mikulsky’s minor daughter.

(7)	Includes 12,783 shares issuable upon exercise of options exercisable within 60 days of the date of this table.

(8)	Includes 6,040 shares issuable upon exercise of options exercisable within 60 days of the date of this table.

(9)	Represents shares issuable upon exercise of options exercisable within 60 days of the date of this table.

(10)	Includes 13,435 shares issuable upon exercise of options exercisable within 60 days of the date of this table.

(11)	See footnotes 4 through 10 above, as applicable. Includes 815,185 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 450,460 shares would be subject to a repurchase right by us.
Equity Compensation Plan Information
      The following table provides certain information with respect to all of our equity compensation plans in effect as of the end of December 31, 2004.

Number of Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights(a)	Rights(b)	Column (a))(c)(1)

Equity compensation plans approved by security holders	1,588,360	$6.55	1,741,514	(2)
Equity compensation plans not approved by security holders	0	0	0

Total	1,588,360	$6.55	1,741,514

(1)	Each year on October 17, starting 2001 and continuing through 2005, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Equity Incentive Plan is automatically increased by the lesser of 3,000,000 shares or 6% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by the Board of Directors. In addition, each year on October 17, starting in 2001 and continuing through 2005, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Employee Stock Purchase Plan is automatically increased by the lesser of 350,000 shares or 1.5% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by the Board of Directors.

(2)	Includes 151,954 shares issuable under the 2000 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions
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

Transactions with Northrop Grumman Corporation
      Northrop Grumman Corporation is the beneficial owner of 33.0% of our outstanding common stock as of February 9, 2005. The record holder of such shares is Northrop Grumman Space & Mission Systems Corp., a wholly-owned subsidiary of Northrop Grumman Corporation. We maintain a supply agreement and a technology services agreement with Northrop Grumman Space & Mission Systems Corp. The supply agreement specifies volume and price commitments and is effective through December 31, 2005. Under these agreements, we recorded purchases of $4.2 million, $3.1 million and $7.2 million for 2004, 2003 and 2002, respectively.
      We also sell various products and services under purchase orders and agreements to various subsidiaries and divisions of Northrop Grumman Corporation, and recognized revenues of $86,000, $345,000 and $837,000 in 2004, 2003 and 2002, respectively. In the years ended December 31, 2004, 2003 and 2002, we incurred costs related to these revenues of approximately $51,000, $124,000 and $235,000.
      At December 31, 2004, we had accounts receivable of $15,000 and accounts payable of $1.3 million related to our supplier and customer relationships, respectively, with Northrop Grumman Corporation and its subsidiaries. At December 31, 2003, we had accounts receivable of $105,000 and accounts payable of $1.4 million related to our supplier and customer relationships, respectively, with Northrop Grumman Corporation and its subsidiaries. At December 31, 2002, we had accounts receivable of $100,000 and accounts payable of $1.0 million related to our supplier and customer relationships, respectively, with Northrop Grumman Corporation and its subsidiaries.
      Some radios incorporating our transceivers that are manufactured and shipped by one of our customers have experienced degraded performance after installation in the field. The cause of the degradation was identified to be a faulty semiconductor component originally developed and supplied by TRW Inc. that was incorporated in the transceiver. TRW was later acquired by Northrop Grumman Corporation and renamed Northrop Grumman Space & Mission Systems Corp., and its foundry is referred to in this report by its tradename, Velocium. Pursuant to a settlement agreement between TRW and us, we are responsible for the direct costs associated with the repair and replacement of the degraded transceivers produced under our supply agreement with the customer. Northrop Grumman Space & Mission Systems Corp., as successor to TRW, compensated our customer for the indirect costs associated with the repair and replacement of the degraded radios and transceivers. These indirect costs include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in each returned radio. Under an agreement we entered into with Northrop Grumman Space & Mission Systems Corp. in March 2005, we agreed to pay $300,000 to Northrop Grumman Space & Mission Systems Corp. as final reimbursement for these indirect costs and to assume sole responsibility for any future product failures attributable to the TRW semiconductor component. We are in the process of designing a replacement component, which will be fabricated by an alternate supplier, that we believe will eliminate the degradation of performance in future production units. We expect to complete the design and qualification of this replacement component by mid-2005 at a cost of approximately $120,000. During 2001, we reserved $4.6 million for warranty charges to cover the actual repair of the transceivers containing these faulty components, of which $1.1 million had been used through December 31, 2004. We believe that our remaining reserve is adequate to cover our remaining warranty obligations.
      Northrop Grumman Corporation’s significant beneficial ownership stake in Endwave is attributable to Endwave’s acquisition of TRW Milliwave, in which shares of Endwave’s capital stock were issued to TRW Inc. as the sole stockholder of TRW Milliwave. TRW Inc. was subsequently acquired by Northrop Grumman Corporation and renamed Northrop Grumman Space & Mission Systems Corp. In connection with the acquisition of TRW Milliwave, Endwave entered into an investor rights agreement with TRW Inc. and several other holders of Endwave’s capital stock, which we refer to in this report as the old registration rights agreement. Endwave’s only remaining obligations under the old registration rights agreement are various obligations to register the shares held by such stockholders under the Securities Act of 1933. Those obligations expire on October 14, 2005.

      In connection with the foregoing settlement, we entered into a new registration rights agreement with Northrop Grumman Space & Mission Systems Corp. and registered 3,000,000 of its shares of our common stock pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission on March 25, 2005. Pursuant to the registration rights agreement, we are obligated to use our best efforts to sell those 3,000,000 shares in the related offering on or prior to June 30, 2005. If Needham & Company, Inc., the lead managing underwriter in the offering, determines in good faith that as a result of insufficient market demand the number of shares to offered in the related offering must be decreased, then the shares to be sold for the accounts of Endwave and Northrop Grumman Space & Mission Systems Corp. will be reduced in the following order: first, up to 272,062 shares of common stock proposed to be offered for the account of Endwave; and second, the remaining shares will be taken 63.5% from the shares of common stock proposed to be offered for the account of Northrop Grumman Space & Mission Systems Corp. and 36.5% from the shares of common stock proposed to be offered for the account of Endwave (in each case, the aggregate number of shares to be rounded to the nearest whole share), provided that the shares offered for the account of Northrop Grumman Space & Mission Systems Corp. will not be reduced below 2,600,000 shares. If the shares offered for the account of Northrop Grumman Space & Mission Systems Corp. in the offering are reduced below 3,000,000, the over-allotment option of up to 750,000 shares of our common stock granted to the underwriters will be comprised of shares to be sold by Northrop Grumman Space & Mission Systems Corp. up to that number of shares necessary for Northrop Grumman Space & Mission Systems Corp. to sell an aggregate of 3,000,000 shares. We agreed to issue all remaining shares subject to the over-allotment option.
      The new registration rights agreement also provides that the expiration date of the registration rights afforded to Northrop Grumman Space & Missions Systems Corp. under the old registration rights agreement will be extended to October 14, 2008 or such earlier date on which it holds less than 5% of the outstanding common stock of Endwave. If all 3,000,000 shares of common stock offered by Northrop Grumman Space & Missions Systems Corp. are sold in the offering described above, it will own less than 5% of our outstanding common stock, and all registration rights pertaining to its remaining shares will expire.

Item 14.	Principal Accountant Fees and Services
      The following table shows the fees paid or accrued by Endwave for the audit and other services provided by our independent registered public accounting firms Burr, Pilger & Mayer LLP and Ernst & Young LLP for fiscal 2003 and 2004, respectively (in thousands):

	2003	2004

Audit Fees(1)	$352	$227
Audit Related Fees(2)	22	0
Tax Fees(3)	0	0
All Other Fees(4)	3	17

Total	$377	244

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual consolidated financial statements and review of our quarterly condensed consolidated financial statements, and advice on accounting matters that arose during the audit.

(2)	Audit-related fees consisted principally of employee benefit plan audits.

(3)	Tax fees consisted primarily of income tax compliance and related services.

(4)	Represents fees for services provided in connection with other miscellaneous items not otherwise included in the categories above.
      The Audit Committee has determined that the provision by Burr, Pilger & Mayer LLP and Ernst & Young LLP of non-audit services is compatible with maintaining the independence of Burr, Pilger & Mayer LLP and Ernst & Young LLP, respectively. During fiscal 2004, all services provided by Burr, Pilger & Mayer and Ernst & Young LLP were pre-approved by the Audit Committee.

Audit Committee Pre-Approval Policy
      The Audit Committee of our Board of Directors has adopted a policy requiring the pre-approval of the engagement of our outside auditors prior to rendering any audit or non-audit services.
Item 15.     Exhibits and Financial Statement Schedules
      (a) Financial Statements Schedules and Exhibits.

(1) The following consolidated financial statements are included in Item 8:
           Reports of Independent Registered Public Accounting Firms
           Consolidated Balance Sheets
           Consolidated Statements of Operations
           Consolidated Statement of Changes in Stockholders’ Equity
           Consolidated Statements of Cash Flows
           Notes to Consolidated Financial Statements

(2) The following financial statement schedule is included in Item 15(d): Schedule II — Valuation and Qualifying Accounts. All other schedules not listed above have been omitted because they are inapplicable or are not required.

(3) Listing of Exhibits:
      (b) Intentionally omitted
      (c) Exhibits —

Number		Description

2	.1(1)†	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated April 24, 2001.
2	.2(2)†	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated September 24, 2002.
2	.3(3)†	Purchase and Sale Agreement by and Among New Focus, Inc., Bookham Technology PLC and the Registrant dated July 21, 2004.
3	.1(4)	Amended and Restated Certificate of Incorporation effective October 20, 2000.
3	.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.
3	.3(4)	Amended and Restated Bylaws effective October 20, 2000.
4	.1(4)	Form of specimen Common Stock Certificate.
4	.2(4)	Investors’ Rights Agreement by and among the Registrant and certain investors named therein dated March 31, 2000.
4	.3(6)	Registration Rights Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated March 23, 2005.
10	.1(4)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.
10	.2(4)*	1992 Stock Option Plan.
10	.3(4)*	Form of Incentive Stock Option under 1992 Stock Option Plan.
10	.4(4)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.
10	.5(4)*	2000 Equity Incentive Plan, as amended.
10	.6(4)*	Form of Stock Option Agreement under 2000 Equity Incentive Plan.
10	.7(4)*	2000 Employee Stock Purchase Plan.
10	.8(4)*	Form of 2000 Employee Stock Purchase Plan Offering.
10	.9*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

Number		Description

10	.10(4)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.
10	.11(7)*	Description of Compensation Payable to Non-Employee Directors.
10	.12(7)*	2005 Base Salaries for Named Executive Officers.
10	.13(7)*	2005 Executive Incentive Compensation Plan.
10	.14(8)*	Executive Officer Severance and Retention Plan.
10	.15(8)*	Transaction Incentive Plan.
10	.16(4)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.
10	.17(4)†	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.
10	.18(4)†	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10	.19(9)†	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.
10	.20(10)†	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.
10	.21(5)	Industrial Lease by and between The Irvine Company and the Registrant dated January 28, 2004.
10	.22(5)†	Amended and Restated Supply Agreement by and between Northrup Grumman Space and Mission Systems Corp. and the Registrant dated March 26, 2004.
10	.23(6)	Settlement and Release Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated March 23, 2005.
23.1		Consent of Burr, Pilger & Mayer LLP, independent registered public accounting firm.
23.2		Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 8, 2001.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 11, 2002.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 4, 2004.

(4)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302).

(5)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 25, 2005.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.

(8)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(9)	Previously filed with an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 4, 2004.

(10)	Previously filed with an amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on August 4, 2004.

*	Indicates a management contract or compensatory plan or arrangement.
   †     Confidential treatment has been requested for a portion of this exhibit.
      (d) Financial Statement Schedule

ENDWAVE CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
      Allowance for doubtful accounts:

		Additions
	Balance at	Charged to	Deductions	Balances
	Beginning	Costs and	and	at End of
	of Period	Expense	Write-offs	Period

	(In thousands)
Year ended December 31, 2004	$284	$66	$(107)	$243

Year ended December 31, 2003	$324	$126	$(166)	$284

Year ended December 31, 2002	$678	$523	$(877)	$324

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endwave Corporation

By:	/s/ Julianne M. Biagini

Julianne M. Biagini
Senior Vice President and
Chief Financial Officer
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Julianne M. Biagini and Edward A. Keible, Jr., his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form  10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Edward A. Keible, Jr. Edward A. Keible, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2005

/s/ Julianne M. Biagini Julianne M. Biagini	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2005

Edward C.V. Winn	Chairman of the Board of Directors	March 29, 2005

/s/ Joseph J. Lazzara Joseph J. Lazzara	Director	March 29, 2005

/s/ John F. McGrath, Jr. John F. McGrath, Jr.	Director	March 29, 2005

/s/ Wade Meyercord Wade Meyercord	Director	March 29, 2005

/s/ Carol Herod Sharer Carol Herod Sharer	Director	March 29, 2005

INDEX TO EXHIBITS

Number		Description

2	.1(1)†	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated April 24, 2001.
2	.2(2)†	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated September 24, 2002.
2	.3(3)†	Purchase and Sale Agreement by and Among New Focus, Inc., Bookham Technology PLC and the Registrant dated July 21, 2004.
3	.1(4)	Amended and Restated Certificate of Incorporation effective October 20, 2000.
3	.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.
3	.3(4)	Amended and Restated Bylaws effective October 20, 2000.
4	.1(4)	Form of specimen Common Stock Certificate.
4	.2(4)	Investors’ Rights Agreement by and among the Registrant and certain investors named therein dated March 31, 2000.
4	.3(6)	Registration Rights Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated March 23, 2005.
10	.1(4)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.
10	.2(4)*	1992 Stock Option Plan.
10	.3(4)*	Form of Incentive Stock Option under 1992 Stock Option Plan.
10	.4(4)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.
10	.5(4)*	2000 Equity Incentive Plan, as amended.
10	.6(4)*	Form of Stock Option Agreement under 2000 Equity Incentive Plan.
10	.7(4)*	2000 Employee Stock Purchase Plan.
10	.8(4)*	Form of 2000 Employee Stock Purchase Plan Offering.
10	.9*	2000 Non-Employee Directors’ Stock Option Plan, as amended.
10	.10(4)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.
10	.11(7)*	Description of Compensation Payable to Non-Employee Directors.
10	.12(7)*	2005 Base Salaries for Named Executive Officers.
10	.13(7)*	2005 Executive Incentive Compensation Plan.
10	.14(8)*	Executive Officer Severance and Retention Plan.
10	.15(8)*	Transaction Incentive Plan.
10	.16(4)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.
10	.17(4)†	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.
10	.18(4)†	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10	.19(9)†	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.
10	.20(10)†	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.
10	.21(5)	Industrial Lease by and between The Irvine Company and the Registrant dated January 28, 2004.
10	.22(5)†	Amended and Restated Supply Agreement by and between Northrup Grumman Space and Mission Systems Corp. and the Registrant dated March 26, 2004.
10	.23(6)	Settlement and Release Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated March 23, 2005.
23.1		Consent of Burr, Pilger & Mayer LLP, independent registered public accounting firm.

Number	Description

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 8, 2001.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 11, 2002.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 4, 2004.

(4)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302).

(5)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 25, 2005.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.

(8)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(9)	Previously filed with an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 4, 2004.

(10)	Previously filed with an amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on August 4, 2004.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.