Form 10-Q
period 2005-03-31
ENDWAVE CORP
filed 2005-05-13
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

The number of shares of the registrant’s Common Stock outstanding as of May 6, 2005 was 10,639,584 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENDWAVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)	(1)
ASSETS

Current assets:
Cash and cash equivalents	$8,869	$14,158
Short-term investments	15,891	10,979
Accounts receivable, net	7,533	8,673
Accounts receivable from affiliates, net	15	15
Inventories	10,701	7,866
Other current assets	661	477

Total current assets	43,670	42,168
Property and equipment, net	2,050	2,394
Other assets, net	133	125
Goodwill and intangible assets	5,252	5,407

	$51,105	$50,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,172	$2,308
Accounts payable to affiliates	885	1,279
Accrued warranty	4,503	4,488
Accrued compensation	1,624	1,370
Restructuring liabilities, current	173	274
Other current liabilities	786	752

Total current liabilities	12,143	10,471
Other long-term liabilities	500	559

Total liabilities	12,643	11,030

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 10,540,982 and 10,499,944 shares issued and outstanding on March 31, 2005 and December 31, 2004, respectively	10	10
Additional paid-in capital	304,885	304,658
Treasury stock, at cost, 39,150 shares	(79)	(79)
Accumulated other comprehensive loss	(12)	(30)
Accumulated deficit	(266,342)	(265,495)

Total stockholders’ equity	38,462	39,064

	$51,105	$50,094

(1)	Derived from the Company’s audited financial statements as of December 31, 2004

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Revenues:
Product revenues ($10 and $0 from affiliate, respectively)	$8,972	$6,495
Development fees	128	122

Total revenues	9,100	6,617

Costs and expenses:
Cost of product revenues ($1and $0 related to revenues from affiliate, respectively)	6,175	3,971
Cost of product revenues, amortization of intangible assets	113	—
Research and development	1,492	974
Selling, general and administrative	2,274	1,829
Amortization of intangible assets	62	—
Restructuring charges, net	—	2,899
Recovery on building sublease	—	(359)
Amortization of deferred stock compensation*	—	119

Total costs and expenses	10,116	9,433

Loss from operations	(1,016)	(2,816)
Interest and other income, net	169	637

Net loss	$(847)	$(2,179)

Basic and diluted net loss per share	$(0.08)	$(0.23)
Shares used in computing basic and diluted net loss per share	10,518,656	9,472,107

* Amortization of deferred stock compensation:

Cost of product revenues	$—	$64
Research and development	—	25
Selling, general and administrative	—	30

	$—	$119

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Operating activities:
Net loss	$(847)	$(2,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	391	419
Amortization of intangible assets	175	—
Amortization of deferred stock compensation	—	119
Gain on the sale of land and equipment	(38)	(474)
Recovery on building sublease	—	(359)
Changes in operating assets and liabilities:
Accounts receivable, net	1,140	301
Inventories	(2,835)	(1,004)
Other assets	(192)	175
Accounts payable, net	1,470	(845)
Accrued warranty	15	(109)
Accrued compensation and other current and long-term liabilities	166	(289)

Net cash used in operating activities	(555)	(4,245)

Investing activities:
Cash paid in business combination	(20)	—
Purchases of property and equipment	(47)	(6)
Proceeds on sales of property and equipment	—	721
Purchases of short term investments	(10,412)	(8,508)
Proceeds on maturities of short term investments	5,518	9,366

Net cash provided by (used in) investing activities	(4,961)	1,573

Financing activities:
Payments on notes payable	—	(127)
Decrease in restricted cash	—	127
Proceeds from exercises of stock options	227	445

Net cash provided by financing activities	227	445

Net change in cash and cash equivalents	(5,289)	(2,227)
Cash and cash equivalents at beginning of period	14,158	13,408

Cash and cash equivalents at end of period	$8,869	$11,181

Supplemental cash flow information:
Cash paid for interest	$—	$9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Basis of Presentation

     Endwave Corporation and its wholly-owned subsidiary, Endwave Defense Systems Incorporated (“EDSI”), formerly JCA Technology, (together referred to as “Endwave” or the “Company”), design, manufacture and market radio frequency (“RF”) modules that enable the transmission, reception and processing of high frequency signals in telecommunication networks, defense electronics and homeland security systems. The Company’s RF modules are typically used in high-frequency applications and include integrated transceivers, amplifiers, synthesizers, oscillators, up and down converters, frequency multipliers and microwave switch arrays.

     The accompanying unaudited condensed consolidated financial statements of Endwave have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004. Certain prior period financial statement amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported total assets, stockholders’ equity or net losses.

2. Warranty

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

     In March 2005, the Company entered into a settlement and release agreement with Northrop Grumman Space & Mission Systems Corp. to settle all matters related to direct and indirect costs associated with a degraded semiconductor component originally provided by their foundry. Northrop Grumman Space & Missions Systems Corp. reimbursed the Company’s customer for indirect costs associated with a recall of the product incorporating the degraded semiconductor component. Under the settlement and release agreement, the Company obtained the right to make a final purchase of additional wafers at preferable pricing, agreed to pay $300,000 for final reimbursement of such indirect costs, and assumed sole responsibility for any future product failures attributable to the semiconductor component. As of March 31, 2005 the $300,000 settlement fee had not been paid and the related warranty accrual had not been relieved.

     Changes in the Company’s product warranty liability during the period ended March 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Balance at January 1	$4,488	$5,835
Warranties accrued	49	—
Warranties settled or reversed	(34)	(109)

Balance at March 31	$4,503	$5,726

3. Stock-Based Compensation

     The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), subsequently amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” to account for stock-based awards issued to its employees under its stock option plans and stock purchase plans. Deferred stock compensation is amortized using the graded vesting method over the vesting period of the related options, generally four years.

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

	Three months ended
	March 31,
	2005	2004
	(in thousands)
Net loss, as reported	$(847)	$(2,179)
Add: Stock-based employee compensation expense included in reported net loss	—	119

Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(979)	(677)

Net loss, pro forma	$(1,826)	$(2,737)

Basic and diluted net loss per share, as reported	$(0.08)	$(0.23)
Basic and diluted net loss per share, pro forma	$(0.17)	$(0.29)

4. Goodwill and Other Intangible Assets

Goodwill

     At December 31, 2004, the Company had goodwill of $1,546,000 associated with the purchase of EDSI. During the first quarter of 2005, the Company incurred an additional liability associated with the purchase of EDSI and increased the goodwill balance by $20,000.

Intangible Assets

     The components of intangible assets as of March 31, 2005 are as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$2,250	$(300)	$1,950
Tradename	1,060	—	1,060
Customer relationships	780	(104)	676
Customer backlog	140	(140)	—

Intangible assets	$4,230	$(544)	$3,686

     The identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: developed technology — five years, customer backlog — six months and customer relationships — five years.

     The tradename has a gross carrying value of $1.1 million and is not subject to amortization and will be evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. The customer backlog was fully amortized at March 31, 2005. The amortization of the identifiable intangible assets was $175,000 during the first quarter of 2005. The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31
2005	$454
2006	606
2007	606
2008	606
2009	354

$2,626

5. Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and are comprised of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$9,832	$7,139
Work in process	300	432
Finished goods	569	295

	$10,701	$7,866

6. Restructuring Charges, Net

     During the third quarter of 2004, in connection with the acquisition of EDSI, the Company recorded a charge for restructuring of $431,000 (the “Third Quarter 2004 Plan”). The charge was included as part of the purchase price allocation in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company has terminated a total of 39 employees, in order to eliminate duplicative activities and to reduce the cost structure of the combined company. These terminations primarily affected the manufacturing and operations group. The charge was for the related severance, benefits, payroll taxes and other associated costs. The remaining obligations as of March 31, 2005 were $92,000.

Third Quarter 2004 Plan	Severance Benefits
(In thousands)
Accrual at December 31, 2004	$193
Cash payments	(101)

Accrual at March 31, 2005	$92

     Effective January 2004, the Company executed several agreements related to the leasing arrangements for its Sunnyvale headquarters. Due to declining commercial real estate lease rates, the original lease executed in August 2001 was at an above market rate, and would have expired in July 2006. This lease was cancelled, effective January 2004 and the Company exited the property. In consideration for the cancellation, the Company paid the landlord a settlement fee of approximately $3.0 million resulting in a net lease termination expense of $2.9 million. The Company also entered into a new lease for 16,000 square feet in Sunnyvale, California at a lower, at-market rate. The new lease will expire in August 2006.

7. Recovery on Building Sublease

     During the first quarter of 2003, the Company subleased 12,700 square feet of its Sunnyvale, California headquarters building to an unrelated third party. The rental income for the lease period was less than the rental expense that would be incurred, and therefore a loss at sublease inception of $662,000 was incurred. During the first quarter of 2004, $359,000 of this loss was reversed as the sublease was terminated prior to its expiration date.

8. Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss for the three months ended March 31, 2005 and 2004, by the weighted average number of shares of common stock outstanding during the period. Options to purchase 1,808,420 and 1,588,360 shares of common stock were outstanding at March 31, 2005 and December 31, 2004, respectively, but were not included in the computation of diluted net loss per share as the effect would be anti-dilutive.

9. Comprehensive Income (Loss)

     Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains on available-for-sale securities represent the component of comprehensive income (loss) that were excluded from the net loss and were $18,000 and $3,000 for the three months ended March 31, 2005 and 2004. Total comprehensive loss for the three months ended March 31, 2005 and 2004 was $829,000 and $2,176,000, respectively.

10. Segment Disclosures

     The Company operates in a single segment. The Company’s product sales by geographic location for the three months ended March 31, 2005 and 2004 were as follows (in thousands and as a percentage of total revenues):

	Three months ended March 31,
	2005		2004
United States	$1,607	17.7%	$1,451	21.9%
Finland	5,455	59.9%	3,164	47.8%
Italy	1,010	11.1%	728	11.0%
Other	1,028	11.3%	1,274	19.3%

Total	$9,100	100.0%	$6,617	100.0%

     For the three months ended March 31, 2005, Nokia and Siemens accounted for 59% and 11% of total revenues listed above, respectively. For the three months ended March 31, 2004, Nokia, Stratex Networks and Siemens accounted for 48%, 13% and 11% of total revenues listed above, respectively. No other customer accounted for more than 10% of the Company’s total revenues.

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

12. Related Party Transactions

     The Company maintains a supply agreement and a technology services agreement with Northrop Grumman Space & Mission Systems Corp., which is a principal stockholder of Endwave. The supply agreement specifies volume and price commitments, as well as a description of a consigned inventory arrangement. Under this agreement, the Company purchased inventory of $1.4 million and $685,000 during the first quarter of 2005 and

2004. The $685,000 of charges to costs of product revenues during the first quarter of 2004 included the reversal of a $793,000 liability that was settled during the quarter.

     The Company also sells various products and services under purchase orders and agreements to Northrop Grumman Space & Mission Systems Corp., and recognized revenues of $10,000 and $0 for the first quarter of 2005 and 2004, respectively. In the quarter ended March 31, 2005, the Company incurred costs related to this revenue of approximately $1,000.

     At December 31, 2004, the Company had accounts receivable of $15,000 and accounts payable of $1.3 million, related to its supplier and customer relationships with Northrop Grumman Space & Mission Systems Corp., respectively.

     At March 31, 2005, the Company had accounts receivable of $15,000 and accounts payable of $885,000, related to its supplier and customer relationships with Northrop Grumman Space & Mission Systems Corp.

13. Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material financial statement impact.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material financial statement impact.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net loss and net loss per share amounts, for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net loss per share.

     In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of SFAS 123R to the first annual reporting period beginning after June 15, 2005. SFAS123R will be effective for the Company beginning with the first quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, related notes and “Risk Factors” section included elsewhere in this report on Form 10-Q, as well as the information contained under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2004. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.

Overview

          Revenues for the first quarter of 2005 of $9.1 million were up $2.5 million, or 38%, from the first quarter of 2004, and were down $2.3 million, or 20%, from the fourth quarter of 2004. Revenues for the first quarter of 2005 were higher than the first quarter of 2004 due to the full integration of the Endwave Defense Systems Incorporated (“EDSI”) acquisition and increased demand for our products in both the telecommunications networks and defense electronics business. Revenues for the first quarter of 2005 were lower than revenues for the fourth quarter of 2004 primarily due to the seasonality in the telecommunications networks market. The fourth quarter has historically been our strongest quarter as our customers expend their remaining capital budgets for the year, a trend that continued in the fourth quarter of 2004.

          We continue to seek growth through furthering our position as the leading supplier of high-frequency RF modules, continued diversification into the defense electronics and homeland security markets, and strategic acquisitions.

          During the first quarter of 2005 we took a number of steps in line with our growth strategy:

o	In March 2005, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for sale 5,000,000 shares of common stock, plus up to 750,000 shares pursuant to an overallotment option granted to the underwriters. Of these shares, we are offering 2,000,000. We intend to use the proceeds from the offering of these 2,000,000 shares primarily for working capital and general corporate purposes and to acquire complementary products, technologies or businesses. Northrop Grumman Space & Mission Systems Corp. is offering the remaining 3,000,000 registered shares.

o	In January 2005, we announced the formation of EDSI to provide focus on the defense electronics and homeland security markets. The division consists of JCA Technology, which we purchased in July 2004, and our legacy defense products business. We plan to continue to use the JCA brand name and apply our expertise to surrounding components as a means to provide more highly integrated, value-added subsystem solutions for the defense and homeland security markets.

o	During 2005, we will continue to manufacture products based on our customers’ designs at the location of our offshore partner in Southeast Asia. Accordingly, these products have a slightly lower gross margin than our internal designs, which utilize our proprietary technology. We believe our product mix will shift further toward these products during the remainder of 2005 and as a result, our gross margin may be negatively impacted. We believe, however, that this will allow us to increase market share, establish relationships with new customers, increase revenues, and absorb some of our fixed costs. We would not expect to incur other significant operating costs associated with this model unless we elect to redesign the product.

Results of Operations

     Three months ended March 31, 2005 and 2004

          The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
Total revenues	100.0%	100.0%

Cost of product revenues	67.9	60.0
Cost of product revenues, amortization of intangible assets	1.2	—
Research and development	16.4	14.7
Selling, general and administrative	25.0	27.6
Amortization of intangible assets	0.7	—
Restructuring charges, net	—	43.8
Amortization of deferred stock compensation	—	1.8
Recovery on building sublease	—	(5.4)

Total costs and expenses	111.2	142.5

Loss from operations	(11.2)	(42.5)
Interest and other income, net	1.9	9.6

Net loss	(9.3)%	(32.9)%

     Revenues

          Total revenues in the first quarter of 2005 were $9.1 million, a 38% increase from $6.6 million for the same period in 2004 and were comprised of product revenues and development fees. The first quarter of 2005 revenues were slightly higher than anticipated due to increased sales to our larger customers and the integration of EDSI.

          Product revenues were $9.0 million in the first quarter of 2005, a 38% increase from $6.5 million for the same period in 2005. The increase reflects stronger overall sales from our larger customers as noted above.

          We generate development fees by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Development fees were $128,000 for the three months ended March 31, 2005, as compared to $122,000 in the same period of 2004. The increase in development fees is attributable to increased development of custom designed products for new and existing customers. We expect to generate future product revenues as a result of these development agreements. We do not foresee development fees to be a significant component of our overall revenues in the near term.

     Costs and Expenses

          Cost of product revenues. Cost of product revenues consists primarily of: costs of direct materials and labor utilized to assemble and test our products; equipment depreciation; costs associated with procurement, production control, quality assurance, and manufacturing engineering; costs associated with maintaining our manufacturing facilities; fees paid to our offshore manufacturing partner; and costs associated with warranty returns partially offset by the benefit of usage of materials that were previously written off.

          Cost of product revenues was $6.2 million for the three months ended March 31, 2005, a 56% increase from $4.0 million for the same period in 2004. As a percentage of revenues, cost of product revenues increased to 67.9% in the quarter ended March 31, 2005, from 60.0% for the same period in 2004. The increase in cost of product revenues as a percentage of revenues is partially attributable to the first quarter of 2004 reversal of a $793,000 charge to cost of product revenues for a liability that was settled. There were no similar reversals during the first quarter of 2005. This was partially offset by a product mix favoring our higher margin products during the first quarter of 2005 and the benefit of increased absorption of our overhead costs due to increased overall revenue during the quarter. The cost of product revenues was also favorably impacted by the utilization of previously reserved inventory amounting to approximately $195,000 during the first quarter of 2005 as compared to $176,000 during the first quarter of 2004. We expect further incremental improvements in cost of product revenues as a result of our continued efforts at cost reduction, introduction of new designs and technology, the benefit of increasing revenues to our overhead absorption and further strengthening of our offshore manufacturing model. These incremental improvements will be offset in some part by increased production of products based on our customers’ designs and continued pricing pressure.

          Research and development expenses. Research and development expenses were $1.5 million for the three months ended March 31, 2005, a 53% increase from $1.0 million for the same period in 2004. As a percentage of revenues, research and development expenses increased to 16.4% in the quarter ended March 31, 2005, from 14.7% for the same period in 2004. The increase in dollars was primarily attributable to $367,000 incurred by added personnel from EDSI, which we acquired in the third quarter of 2004, and increased project and consulting expenses for development programs of $89,000.

          During the remainder of 2005, we expect a moderate increase to research and development expenses as we accelerate certain development programs and begin new ones. This increase could be more significant if we have an unexpected increase in new customer-specific development projects for which we could receive some development fees.

          Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, and human resources personnel, professional fees, facilities costs and promotional activities. Selling, general and administrative expenses were $2.3 million for the three months ended March 31, 2005, a 24% increase from $1.8 million for the same period in 2004. As a percentage of revenues, selling, general and administrative expenses decreased to 25.0% in the quarter ended March 31, 2005, from 27.6% for the same period in 2004. The increase in dollars was primarily attributable to increased personnel related expenses of $404,000 incurred by added personnel from EDSI, which we acquired in the third quarter of 2004 and added administrative personnel.

          During the remainder of 2005, we anticipate a moderate increase in selling, general and administrative expenses due to the implementation of the Sarbanes-Oxley requirements.

          Amortization of intangible assets. As part of the acquisition of EDSI on July 21, 2004 we acquired $4.2 million of identifiable intangible assets, including $2.3 million of developed technology, $1.1 million for the tradename, $780,000 for customer relationships and $140,000 for customer backlog. These assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: developed technology – 5 years, customer backlog – 6 months, customer relationships – 5 years. The tradename intangible asset was determined to have an indefinite useful life and is therefore not subject to amortization and will be evaluated for impairment at least annually or more frequently if events and change in circumstances suggest that the carrying amount may not be recoverable.

          The amortization associated with the developed technology is a charge to cost of product revenues. During the first quarter of 2005, $113,000 of amortization of developed technology was charged to cost of product revenues. The amortization associated with the customer relationships and customer backlog is a charge to operating expenses. During the first quarter of 2005, $62,000 of amortization of customer relationships and customer backlog was charged to operating expenses. There were no such charges in the first quarter of 2004.

          Restructuring charges, net. During the first quarter of 2004, we incurred a net lease termination fee of $2.9 million related to the termination of the lease agreement for our corporate headquarters in Sunnyvale, California. During the quarter we finalized the renegotiation of the lease, which resulted in a $3.0 million cash payment to our landlord in exchange for substantially reduced rent in a new location. This settlement was partially offset by a $101,000 benefit due to the reversal of the deferred rent liability related to the previous lease agreement. There were no such charges during the first quarter of 2005.

          Amortization of deferred stock compensation. Deferred stock compensation charges consist primarily of charges related to the difference between deemed fair market values for financial reporting purposes on the date of employee option grants and the option price for option awards prior to our initial public offering, as well as expenses attributable to the acceleration of options. During the first quarter of 2004, amortization of deferred stock compensation and other option-related expenses were $119,000. There were no such charges during the first quarter of 2005.

          Recovery on building sublease. During the first quarter of 2003, we recorded a charge of $662,000 associated with the sublease of our Sunnyvale, California headquarter building for the excess of the remaining lease obligations over the anticipated sublease income. During the first quarter of 2004, $359,000 of this loss was reversed as the sublease was terminated prior to expiration date, as a part of lease termination noted above.

          Interest and other income, net. Interest and other income, net consists primarily of interest income earned on our cash and cash equivalents and short-term investments and gains and losses on the sale of fixed assets, partially offset by interest expense on notes payable and capital equipment leases. Interest and other income, net was $169,000 for the three months ended March 31, 2005, a decrease from $637,000 for the same period in 2004. As a percentage of revenues, interest and other income, net decreased to 1.9% in the quarter ended March 31, 2005, from 9.6% for the same period in 2004. The decrease was due primarily to the first quarter of 2004 sale of fixed assets and assets held-for-sale, which resulted in a net gain of $473,000. During the first quarter of 2005, the $169,000 was primarily due to interest income earned on investments held during the quarter.

Liquidity and Capital Resources

          We had cash, cash equivalents and short-term investments at March 31, 2005 and December 31, 2004 of $24.8 million and $25.1 million, respectively.

          Our principal source of liquidity as of March 31, 2005, consisted of approximately $24.8 million in cash, cash equivalents and short-term investments. During the first quarter of 2005, we consumed $555,000 of cash in operating activities, as compared to $4.2 million in the same period of 2004. The use of $555,000 of cash in the first quarter of 2005 was primarily due to the net loss adjusted for non-cash items of $319,000 and an increase in inventory of $2.8 million partially offset by a $1.1 million decrease in accounts receivable and a $1.5 million increase to accounts payable. The use of $4.2 million in the first quarter of 2004 was due to a $3.0 million lease termination fee paid out during the quarter that was included in the $2.5 million net loss adjusted for non-cash items. Additionally, cash decreased due to a $1.0 million increase to inventory and a $1.2 million decrease to accounts payable, accrued warranty and other current and long-term liabilities. These decreases to cash were partially offset by a $300,000 decrease to accounts receivable and a $175,000 decrease to other assets.

          Investing activities consumed cash of $5.0 million in the first quarter of 2005 as compared to providing cash of $1.6 million in the first quarter of 2004. The decrease in the cash provided by investing activities was primarily due to a net increase of short-term investments of $4.9 million during the first quarter of 2005.

          Financing activities provided cash of $227,000 in the first quarter of 2005 as compared to $445,000 in the first quarter of 2004. The $227,000 provided by financing activities in the first quarter of 2005 was due to proceeds from the exercise of employee stock options. The $445,000 provided by financing activities in the first quarter of 2004 was due to proceeds from the exercise of employee stock options.

          We believe that our existing cash and investment balances and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months and the foreseeable future thereafter. During the next 14 months, we expect to incur approximately $2.0 million in capital expenditures for manufacturing and development equipment in order to support our projected growing business. Our cash needs are dependent upon our rate of revenue growth, the level of our marketing and sales activities and expansion of our customer base, the timing and extent of spending to support research and development efforts, expansion into new markets and the timing of introductions of new products. Our primary use of additional cash, beyond that needed for our operations and capital needs, is to support our required strategy. We intend to make acquisitions of companies and product lines that we believe will further strengthen our competitive position and revenue growth. We have no planned acquisitions at this time, but continue to evaluate potentially attractive acquisition candidates as they become known to us. Future acquisitions may require us to use cash to pay for the businesses or product lines we acquire, the costs associated with integrating such business or businesses with our own, or for additional working capital expenditure needs are greater than we estimate, our revenues are lower than we estimate, or we engage in future acquisitions requiring additional cash, we may be required to raise additional capital. Additional capital may not be available at all, or may only be available on terms unfavorable to us. With the exception of operating leases, we have not entered into any off-balance sheet financing arrangements, we have not established or invested in any variable interest entities, we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets.

     The following table summarizes our future payment obligations for operating leases (excluding interest):

Years Ending December 31,	Operating Leases
(In thousands)
2005	$529
2006	345
2007	200
2008	206
2009	105

Total minimum payments required	$1,385

Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material financial statement impact.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material financial statement impact.

          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net loss and net loss per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net loss per share.

          In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of SFAS 123R to the first annual reporting period beginning after June 15, 2005. SFAS 123R will be effective for us beginning with the first quarter of 2006.

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

          We have had a history of losses. We had a net loss of $847,000 in the first quarter of 2005. We also had net losses of $31.0 million, $7.9 million and $4.4 million for the years ended December 31, 2002, 2003 and 2004 respectively. There is no guarantee that we will achieve or maintain profitability in the future.

We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nokia, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.

          We depend, and expect to continue to depend, on a relatively small number of telecommunications network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs, for a large portion of our revenues. The loss of any of our major customers, particularly Nokia, or any material reduction in orders from any of such customers would have a material adverse effect on our business, financial condition and results of operations. In 2002, 2003, 2004, and the first quarter of 2005 revenues from Nokia accounted for 71%, 59%, 55% and 59% of our total revenues, respectively. Revenues from Siemens accounted for 11% of our total revenues for the first quarter of 2005. Revenues from Nera ASA accounted for 10% of our total revenues for 2004. Revenues from Stratex Networks, Inc. accounted for 13% of our total revenues for 2003. We had no other customers individually representing more than 10% of our total revenues for 2002, 2003, 2004 or the first quarter of 2005. Most of our customer agreements are in the form of purchase orders and are not pursuant to a formal agreement. As a result, none of our major customers is under any long-term commitment to purchase products from us, and there is no guarantee that any of them will continue to do business with us.

We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.

          We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 86% of our total revenues in 2004 and 80% of our total revenues in the first quarter of 2005.

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

          The telecommunications industry has undergone significant consolidation in the past few years and we expect that consolidation to continue. The acquisition of one of our major customers in this market, or one of the communications service providers supplied by one of our major customers, could result in delays or cancellations of orders of our products and, accordingly, delays or reductions in our anticipated revenues and reduced profitability or increased net losses.

Our future success depends in part on our ability to further penetrate into new markets, such as defense electronics and homeland security, and we may be unable to do so.

          Historically, all or a large majority of our revenues have been attributable to sales of our RF modules to telecom OEMs such as Nokia. Part of our growth strategy is to design and sell high-frequency RF modules for and to OEMs and systems integrators in new markets, particularly defense electronics and homeland security. To date, only a small percentage of our revenues has been attributable to sales of RF modules to defense systems integrators. We have only recently begun to design and sell products for the recently emerging homeland security market. The potential size of this market is unclear and we cannot predict how the market will evolve. If increased demand for high-frequency RF modules in the defense electronics and homeland security markets does not materialize, we fail to secure new design wins in these markets or we are unable to design readily manufacturable products for these new markets, our growth and revenues could be adversely impacted, thereby decreasing our profitability or increasing our net losses.

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

          Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and lower our margins. Recently, we suffered from a shortage of various components, including voltage-controlled oscillators and voltage regulators, which we estimate reduced our revenues by approximately $1.0 million in each of the fourth quarter of 2004 and the first quarter of 2005. We believe this shortage may further reduce or delay product revenues in subsequent quarters of 2005. Our single source suppliers could enter into exclusive agreements with or be acquired by one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business. Even to the extent alternative suppliers are available to us, identifying them and entering into arrangements with them may be difficult and time consuming, and they may not meet our quality standards. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms.

We rely heavily on a Thailand facility of HANA Microelectronics Co., Ltd., a contract manufacturer, to produce our RF modules. If HANA is unable to produce these modules in sufficient quantities or with adequate quality, or it chooses to terminate our manufacturing arrangement, we will be forced to find an alternative manufacturer and may not be able to fulfill our production commitments to our customers, which could cause sales to be delayed or lost and could harm our reputation.

          We outsource the assembly and testing of most of our products to a Thailand facility of HANA Microelectronics Co., Ltd., or HANA, a contract manufacturer. We plan to continue this arrangement as a key element of our operating strategy. If HANA does not provide us with high quality products and services in a timely manner, or terminates its relationship with us, we may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of our products could be delayed or lost and our reputation could be harmed. Our manufacturing agreement with HANA currently expires in July 2005 but will renew automatically for a one-year period unless either party notifies the other of its desire to terminate the agreement at least 90 days prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 120 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.

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

Implementing our acquisition strategy could result in dilution to our stockholders and operating difficulties leading to a decline in revenues and operating profit.

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

          For example, it took us longer to integrate JCA Technology into our operations at our Diamond Springs facilities than we originally anticipated. Additionally, the JCA acquisition required us to devote efforts to standardize the product design and manufacturing process to reduce dependence on specific personnel. As a result of these difficulties, our ability to timely deliver our defense electronics products to our customers was temporarily adversely affected.

          In addition to the factors set forth above, we may encounter other unforeseen problems with acquisitions that we may not be able to overcome. Future acquisitions may require us to issue shares of our stock or other securities that dilute our other stockholders, expend cash, incur debt, assume liabilities, including contingent or unknown liabilities, or create additional expenses related to write-offs or amortization of intangible assets with estimated useful lives, any of which could materially adversely affect our revenues and our operating profits.

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

          For example, some radios incorporating our transceivers that are manufactured and shipped by one of our customers have experienced degraded performance after installation in the field. The cause of the degradation was identified to be a faulty semiconductor component originally developed and supplied by TRW Inc. that was incorporated in the transceiver. TRW was later acquired by Northrop Grumman Corporation and renamed Northrop Grumman Space & Mission Systems Corp., and its foundry is referred to by its tradename, Velocium. Pursuant to a settlement agreement between TRW and us, we are responsible for the direct costs associated with the repair and replacement of the degraded transceivers produced under our supply agreement with the customer. Northrop Grumman Space & Mission Systems Corp., as successor to TRW, compensated our customer for the indirect costs associated with the repair and replacement of the degraded radios and transceivers. These indirect costs include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in each returned radio. During 2001, we reserved $4.6 million for warranty charges to cover the actual repair of the transceivers containing these faulty components, of which $1.2 million had been used through March 31, 2005.

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

          We believe that our future success depends upon our ability to attract, integrate and retain highly skilled managerial, research and development, manufacturing and sales and marketing personnel. Skilled personnel in our industry can be in short supply. As a result, our employees are highly sought after by competing companies and our ability to attract skilled personnel is limited. To attract and retain qualified personnel, we may be required to grant large stock option or other stock-based incentive awards, which may harm our operating results or be dilutive to our other stockholders. We may also be required to pay significant base salaries and cash bonuses, which could harm our operating results.

          Due to our relatively small number of employees and the limited number of individuals with the skill set needed to work in our industry, we are particularly dependent on the continued employment of our senior management team and other key personnel. If one or more members of our senior management team or other key personnel were unable or unwilling to continue in their present positions, these persons would be very difficult to replace, and our ability to conduct our business successfully could be seriously harmed. We do not maintain key person life insurance policies.

Competitive conditions may require us to reduce prices in the future and, as a result, we may need to reduce our costs in order to be profitable.

          Over the past year, we have reduced our prices by 10% to 15% in order to remain competitive and we expect market conditions will cause us to reduce our prices in the future. In order to reduce our per-unit cost of product revenues, we must continue to design and re-design products to require lower cost materials, improve our manufacturing efficiencies and successfully move production to low-cost, offshore locations. The combined effects of these actions may be insufficient to achieve the cost reductions needed to be profitable.

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

          Each of our telecommunications network products is designed for a specific range of frequencies. Because different national governments license different portions of the frequency spectrum for the telecommunications network market, and because communications service providers license specific frequencies as they become available, in order to remain competitive we must adapt our products rapidly to use a wide range of different frequencies. This may require the design of products at a number of different frequencies simultaneously. This design process can be difficult and time consuming, could increase our costs and could cause delays in the delivery of products to our customers, which may harm our reputation and delay or cause us to lose revenues.

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

          In each of the fourth quarter of 2004 and the first quarter of 2005, we have been unable to manufacture products in the volume requested by our customers. In the future, we may not be able to manufacture products and deliver them to our customers at the times and in the volumes they require. Manufacturing delays and interruptions can occur for many reasons, including, but not limited to:

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

          Manufacturing our products is complex. The yield, or percentage of products manufactured that conform to required specifications, can decrease for many reasons, including materials containing impurities, equipment not functioning in accordance with requirements or human error. If our yield is lower than we expect, we may not be able to deliver products on time. For example, in the past, we have experienced poor yields on the products produced by HANA that have prevented us from delivering products on time and have resulted in lost sales. If we fail to manufacture and deliver products in a timely fashion, our reputation may be harmed, we may jeopardize existing orders and lose potential future sales, and we may be forced to pay penalties to our customers.

          As part of our strategy, we may expand our domestic manufacturing capacity beyond the level required for our current sales in order to accommodate anticipated increases in our defense electronics business. As a result, our domestic manufacturing facilities may be underutilized from time to time. Conversely, if we do not maintain adequate manufacturing capacity to meet demand for our defense electronic products, we may lose opportunities for additional sales. Any failure to have sufficient manufacturing capacity to meet demand could cause us to lose revenues, thereby reducing our profitability, or increasing our net losses, and could harm our reputation with customers.

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

          Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of March 31, 2005, we had 38 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, Multilithic Microsystem technology and system designs. Our issued United States patents expire between 2007 and 2020. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a patent by patent basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.

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

Risks Relating to Our Industry

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

          The markets that we serve are highly regulated. Communications service providers must obtain regulatory approvals to operate broadband wireless access networks within specified licensed bands of the frequency spectrum. For example, the Indian government’s unexpected decision to award a license to a carrier in an alternative frequency for which we did not then supply RF modules adversely impacted our revenues for the first quarter of 2004. Further, the Federal Communications Commission and foreign regulatory agencies have adopted regulations that impose stringent RF emissions standards on the communications industry. In response to the new environmental regulations on health and safety in Europe and China, we are required to design and build a lead-free product. Changes to these regulations may require that we alter the performance of our products.

Risks Relating to Ownership of Our Stock

The market price of our common stock has historically fluctuated and is likely to fluctuate in the future.

          The price of our common stock has fluctuated widely since our initial public offering in October 2000. For example, in the first quarter of 2005, the lowest bid price for our common stock was $16.63 and the highest bid price for our common stock was $25.83 and in 2004, the lowest bid price for our common stock was $5.50 and the highest bid price for our common stock was $19.20. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:

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

Northrop Grumman Corporation controls a large percentage of our common stock and is able to significantly affect the outcome of matters requiring stockholder approval.

          As of February 9, 2005, Northrop Grumman Corporation, through its wholly-owned subsidiary, Northrop Grumman Space Mission & Systems Corp., beneficially owned approximately 33.0% of our outstanding common stock and is our largest stockholder. Because most matters requiring approval of our stockholders, require the approval of the holders of a majority of the shares of our outstanding common stock, Northrop Grumman Corporation’s significant beneficial ownership interest and position as our largest stockholder allows it to significantly affect the election of our directors and the outcome of most corporate actions requiring stockholder approval. As of that date, our directors and executive officers owned, or had the right to acquire within 60 days thereafter, approximately 9.6% of our outstanding common stock. As a result, they also may have a significant impact on matters requiring approval of our stockholders. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders, even if the transaction is favorable to our stockholders.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

          We believe that there have been no material changes in our reported market risks since our report on market risks in our Annual Report on Form 10-K for the year ended December 31, 2004 under the heading corresponding to that set forth above. Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as our investments in cash equivalents include investment grade commercial paper and government securities. We place our investments with high-quality issuers and attempt to limit when possible the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we do not believe we are subject to any material market risk exposure. We do not have any material equity investments or foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

          Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this report.

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

          There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Number	Description
2.1(1)†	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated April 24, 2001.

2.2(2)†	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated September 24, 2002.

2.3(3)†	Purchase and Sale Agreement by and Among New Focus, Inc., Bookham Technology PLC and the Registrant dated July 21, 2004.

3.1(4)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(4)	Amended and Restated Bylaws effective October 20, 2000.

4.1(4)	Form of specimen Common Stock Certificate.

4.2(4)	Investors’ Rights Agreement by and among the Registrant and certain investors named therein dated March 31, 2000.

4.3(6)	Registration Rights Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated March 23, 2005.

10.1(4)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(4)*	1992 Stock Option Plan.

10.3(4)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(4)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(4)*	2000 Equity Incentive Plan, as amended.

10.6(4)*	Form of Stock Option Agreement under 2000 Equity Incentive Plan.

10.7(4)*	2000 Employee Stock Purchase Plan.

10.8(4)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.9(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.10(4)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.11(7)*	Description of Compensation Payable to Non-Employee Directors.

10.12(7)*	2005 Base Salaries for Named Executive Officers.

10.13(7)*	2005 Executive Incentive Compensation Plan.

10.14(8)*	Executive Officer Severance and Retention Plan.

10.15(8)*	Transaction Incentive Plan.

Number	Description
10.16(4)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.17(4)†	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.

10.18(4)†	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.

10.19(9)†	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.

10.20(10)†	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.

10.21(5)	Industrial Lease by and between The Irvine Company and the Registrant dated January 28, 2004.

10.22(5)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated March 26, 2004.

10.23(6)	Settlement and Release Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated March 23, 2005.

10.24†	Manufacturing and Supply Agreement by and between HANA Microelectronics and the Registrant dated September 18, 2002.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 8, 2001.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 11, 2002.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 4, 2004.

(4)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302).

(5)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 25, 2005.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.

(8)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(9)	Previously filed with an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 4, 2004.

(10)	Previously filed with an amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on August 4, 2004.

(11)	Previously filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: May 13, 2005

By:	/s/ Edward A. Keible, Jr.
Edward A. Keible, Jr.

President and Chief Executive Officer

By:	/s/ Julianne M. Biagini
Julianne M. Biagini

Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Number	Description
10.24†	Manufacturing and Supply Agreement by and between HANA Microelectronics and the Registrant dated September 18, 2002.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for a portion of this exhibit.