Form 10-Q
period 2005-06-30
ENDWAVE CORP
filed 2005-08-12
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     The number of shares of the registrant’s Common Stock outstanding as of July 29, 2005 was 10,763,546.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$8,474	$14,158
Short-term investments	13,550	10,979
Accounts receivable, net	8,381	8,673
Accounts receivable from affiliate	4	15
Inventories	15,880	7,866
Other current assets	785	477

Total current assets	47,074	42,168
Property and equipment, net	1,726	2,394
Other assets	104	125
Goodwill and intangible assets, net	5,100	5,407

	$54,004	$50,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,288	$2,308
Accounts payable to affiliate	1,501	1,279
Accrued warranty	4,141	4,488
Accrued compensation	1,890	1,370
Restructuring liabilities, current	60	274
Other current liabilities	696	752

Total current liabilities	13,576	10,471
Other long-term liabilities	462	559

Total liabilities	14,038	11,030

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 authorized, 10,763,546 and 10,499,944 issued and outstanding on June 30, 2005 and December 31, 2004, respectively	11	10
Additional paid-in capital	306,073	304,658
Treasury stock, at cost, 39,150 shares	(79)	(79)
Accumulated other comprehensive loss	(15)	(30)
Accumulated deficit	(266,024)	(265,495)

Total stockholders’ equity	39,966	39,064

	$54,004	$50,094

(1)	Derived from the Company’s audited financial statements as of December 31, 2004
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Product revenues	$11,882	$7,246	$20,844	$13,741
Product revenues from affiliate	4	42	14	42
Development fees	356	288	484	410

Total revenues	12,242	7,576	21,342	14,193

Costs and expenses:
Cost of product revenues	7,958	5,241	14,132	9,212
Cost of product revenues from affiliate	1	16	2	16
Cost of product revenues, amortization of intangible assets	113	—	226	—
Research and development	1,619	1,083	3,111	2,057
Selling, general and administrative	2,459	1,705	4,733	3,534
Amortization of intangible assets	39	—	101	—
Restructuring charges, net	(46)	—	(46)	2,899
Recovery on building sublease	—	—	—	(359)
Amortization of deferred stock compensation*	—	85	—	204

Total costs and expenses	12,143	8,130	22,259	17,563

Income (loss) from operations	99	(554)	(917)	(3,370)
Interest and other income, net	219	125	388	762

Net income (loss)	$318	$(429)	$(529)	$(2,608)

Basic net income (loss) per share	$0.03	$(0.04)	$(0.05)	$(0.27)
Diluted net income (loss) per share	$0.03	$(0.04)	$(0.05)	$(0.27)

Shares used in computing basic net income (loss) per share	10,659,553	9,655,341	10,589,105	9,563,724
Shares used in computing diluted net income (loss) per share	11,699,649	9,655,341	10,589,105	9,563,724

* Amortization of deferred stock compensation:
Cost of product revenues	$—	$45	$—	$109
Research and development	—	19	—	44
Selling, general and administrative	—	21	—	51

	$—	$85	$—	$204

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2005	2004
Operating activities:
Net loss	$(529)	$(2,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	778	833
Amortization of intangible assets	327	—
Amortization of deferred stock compensation	—	204
Restructuring charges, net	(46)	—
Loss on the sale of land and equipment	(76)	(469)
Recovery on building sublease	—	(359)
Changes in operating assets and liabilities:
Accounts receivable, net	303	1,044
Inventories	(8,014)	678
Other assets	(287)	227
Accounts payable	3,202	(1,470)
Accrued warranty	(347)	(1,081)
Accrued compensation and other current and long-term liabilities	275	(172)

Net cash used in operating activities	(4,414)	(3,173)

Investing activities:
Cash paid in business combination	(20)	—
Purchases of equipment	(110)	(114)
Proceeds on sales of property and equipment	—	5,056
Purchases of short term investments	(19,871)	(12,037)
Proceeds on maturities of short term investments	17,315	14,399

Net cash provided by (used in) investing activities	(2,686)	7,304

Financing activities:
Payments on notes payable	—	(778)
Decrease in restricted cash	—	778
Proceeds from stock issuance	230	92
Proceeds from exercises of stock options	1,186	461

Net cash provided by financing activities	1,416	553

Net change in cash and cash equivalents	(5,684)	4,684
Cash and cash equivalents at beginning of period	14,158	13,408

Cash and cash equivalents at end of period	$8,474	$18,092

Supplemental cash flow information:
Cash paid for interest	$—	$19

The accompanying notes are an integral part of these condensed consolidated financial statements

ENDWAVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Basis of Presentation
     Endwave Corporation and its wholly-owned subsidiary, Endwave Defense Systems Incorporated (together referred to as “Endwave” or the “Company”), design, manufacture and market radio frequency (“RF”) modules that enable the transmission, reception and processing of high frequency signals in telecommunication networks, defense electronics and homeland security systems. The Company’s RF modules are typically used in high-frequency applications and include:
°	integrated transceivers – combinations of electronic devices that combine both the transmit and receive functions necessary or a bi-directional radio link;

°	amplifiers — electronic devices used to increase the amplitude and power of an electronic signal;

°	synthesizers — electronic devices that can be used to generate several different radio frequency signals from a single source;

°	oscillators — electronic devices that generate alternating increasing and decreasing signals at specific intervals;

°	up and down converters — electronic devices that shift the center frequency of a radio signal without altering the signal’s data modulation;

°	frequency multipliers — electronic devices that increase the frequency of a radio signal in integer multiples; and

°	microwave switch arrays — electronic devices that can switch the routing of a radio signal.
     The accompanying unaudited condensed consolidated financial statements of Endwave have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004.
2. Warranty
     The warranty periods for the Company’s products are generally between one and two years from date of shipment. The Company provides for estimated warranty expense at the time of shipment. While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of component suppliers, its warranty obligation is generally affected by product failure rates, replacement or repair costs and service delivery costs incurred in correcting product failures. Should these or other factors differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.
     In March 2005, the Company entered into a settlement and release agreement with Northrop Grumman Space & Mission Systems Corp. (“Northrop Grumman”) to settle all matters related to direct and indirect costs associated with a degraded semiconductor component originally provided by their foundry. Northrop Grumman reimbursed the Company’s customer for indirect costs associated with a recall of the product incorporating the degraded semiconductor component. Under the settlement and release agreement, the Company obtained the right to make a final purchase of additional wafers at preferable pricing, agreed to pay $300,000 for final reimbursement of such indirect costs, and assumed sole responsibility for any future product failures attributable to the semiconductor component. In April 2005, Endwave paid the $300,000 settlement fee and relieved the related warranty accrual. The amount is included in “warranties settled or reversed” in the table below.

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
     Changes in the Company’s product warranty liability during the six-month period ended June 30, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Balance at January 1	$4,488	$5,835
Warranties accrued	338	574
Warranties settled or reversed	(685)	(1,655)

Balance at June 30	$4,141	$4,754

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
     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123, Emerging Issues Task Force Issue (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”
     For purposes of pro forma disclosures, the Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option-pricing model.
     Following is the pro forma effect on net income (loss) per share for all periods presented had the Company applied SFAS 123’s fair value method of accounting for stock-based awards issued to its employees.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Net income (loss), as reported	$318	$(429)	$(529)	$(2,608)
Add: Stock-based employee compensation expense included in reported net loss	—	85	—	204

Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(1,027)	(1,057)	(2,006)	(1,734)

Net income (loss), pro forma	$(709)	$(1,401)	$(2,535)	$(4,138)

Basic and diluted net income (loss) per share, as reported	$0.03	$(0.04)	$(0.05)	$(0.27)
Basic and diluted net income (loss) per share, pro forma	$(0.07)	$(0.15)	$(0.24)	$(0.43)

4. Goodwill and Other Intangible Assets
Goodwill
     At December 31, 2004, the Company had goodwill of $1,546,000 associated with the purchase of JCA Technology, Inc. (“JCA”). During the first quarter of 2005, the Company incurred an additional liability associated with the purchase of JCA and increased the goodwill balance by $20,000.
Intangible Assets
     The components of intangible assets as of June 30, 2005 are as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$2,250	$(413)	$1,837
Tradename	1,060	—	1,060
Customer relationships	780	(143)	637
Customer backlog	140	(140)	—

Intangible assets	$4,230	$(696)	$3,534

     The identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: developed technology — five years, customer backlog — six months and customer relationships — five years.
     The tradename has a gross carrying value of $1.1 million and is not subject to amortization and will be evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. The customer backlog was fully amortized as of January 2005. The amortization of the identifiable intangible assets was $152,000 and $327,000 during the three months and six months ending June 30, 2005. The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31
2005	$302
2006	606
2007	606
2008	606
2009	354

$2,474

5. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and are comprised of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$14,643	$7,139
Work in process	169	432
Finished goods	1,068	295

	$15,880	$7,866

6. Restructuring Charges, Net
     During the third quarter of 2004, in connection with the acquisition of JCA, the Company recorded a charge for restructuring of $431,000 (the “Third Quarter 2004 Plan”). The charge was included as part of the purchase price allocation in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business

Combination.” The Company has terminated a total of 39 employees, in order to eliminate duplicative activities and to reduce the cost structure of the combined company. These terminations primarily affected the manufacturing and operations group. The charge was for the related severance, benefits, payroll taxes and other associated costs. There were no remaining obligations as of June 30, 2005.

Third Quarter 2004 Plan	Severance Benefits
(In thousands)
Accrual at December 31, 2004	$193
Cash payments	(147)
Restructuring charge adjustment	(46)

Accrual at June 30, 2005	$—

     Effective January 2004, the Company executed several agreements related to the leasing arrangements for its Sunnyvale headquarters. Due to declining commercial real estate lease rates, the original lease executed in August 2001 was at an above market rate, and would have expired in July 2006. This lease was cancelled effective January 2004, and the Company exited the property. In consideration for the cancellation, the Company paid the landlord a settlement fee of approximately $3.0 million resulting in a net lease termination expense of $2.9 million. The Company also entered into a new lease for 16,000 square feet in Sunnyvale, California at a lower, at-market rate. The new lease will expire in August 2006.
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
8. Net Income (Loss) Per Share
     The Company computes basic net income (loss) per share by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options.
     The shares used in the computation of the Company’s basic and diluted net income (loss) per common share were as follows:

	Three months ended June 30,		Six months ended June 30
	2005	2004	2005	2004
Weighted average common shares outstanding	10,659,553	9,655,341	10,589,105	9,563,724
Dilutive effect of employee stock options	1,040,096	—	—	—

Diluted average common shares outstanding	11,699,649	9,655,341	10,589,105	9,563,724

     Diluted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options.
     Options to purchase 1,603,625 shares of common stock were outstanding at June 30, 2005 but were not included in the computation of diluted net loss per share for the six months ended June 30, 2005 as the effect would be anti-dilutive. Options to purchase 2,005,998 shares of common stock were outstanding at June 30, 2004 but were not included in the computation of diluted net loss per share for the three and six month periods ended June 30, 2004 as the effect would be anti-dilutive.

9. Comprehensive Income (Loss)
     Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized loss on available-for-sale securities of $3,000 and $45,000 for the three months ended June 30, 2005 and 2004, was excluded from the net income (loss) for the respective periods. Total comprehensive income (loss) for the three months ended June 30, 2005 and 2004 was $315,000 and ($474,000), respectively.
     The Company’s unrealized gain (loss) on available-for-sale securities of $15,000 and ($42,000) for the six months ended June 30, 2005 and 2004, was excluded from the net loss for the respective periods. Total comprehensive loss for the six months ended June 30, 2005 and 2004 was $514,000 and $2.7 million, respectively.
10. Segment Disclosures
     The Company operates in a single segment. The Company’s product sales by geographic location for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands and as a percentage of total revenues):

	Three months ended June 30,
	2005		2004
United States	$2,566	21.0%	$1,212	16.0%
Finland	6,269	51.2%	4,377	57.8%
Italy	1,771	14.5%	299	3.9%
Singapore	22	0.2%	1,061	14.0%
Other	1,614	13.1%	627	8.3%

Total	$12,242	100.0%	$7,576	100.0%

	Six months ended June 30,
	2005		2004
United States	$4,173	19.6%	$2,663	18.8%
Finland	11,724	54.9%	7,541	53.1%
Italy	2,781	13.0%	1,027	7.2%
Singapore	107	0.5%	1,467	10.3%
Other	2,557	12.0%	1,495	10.6%

Total	$21,342	100.0%	$14,193	100.0%

     For the three months ended June 30, 2005, Nokia and Siemens accounted for 50% and 14% of total revenues listed above, respectively. For the three months ended June 30, 2004, Nokia and Nera accounted for 58% and 14% of total revenues listed above, respectively.
     For the six months ended June 30, 2005, Nokia and Siemens accounted for 54% and 13% of total revenues listed above, respectively. For the six months ended June 30, 2004, Nokia and Nera accounted for 53% and 10% of total revenues listed above, respectively.
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

12. Related Party Transactions
     The Company maintains a supply agreement and a technology services agreement with Northrop Grumman, which is a significant stockholder of Endwave. The supply agreement specifies volume and price commitments, as well as a description of a consigned inventory arrangement. Under this agreement, the Company purchased inventory of $2.8 million and $662,000 for the second quarter of 2005 and 2004, respectively, and $4.2 million and $1.3 million for the first six months of 2005 and 2004, respectively. The $1.3 million of purchases made during the first six months of 2004 is net of the reversal of a $793,000 liability pertaining to this agreement that was settled during the first quarter of fiscal 2004.
     The Company also sells various products and services under purchase orders and agreements to Northrop Grumman, and recognized revenues of $4,000 and $42,000 for the second quarter of 2005 and 2004, respectively, and $14,000 and $42,000 for the first six months of 2005 and 2004, respectively. The Company incurred costs related to this revenue of approximately $1,000 and $16,000 during the second quarter of 2005 and 2004, respectively, and $2,000 and $16,000 during the first six months of 2005 and 2004, respectively.
     In March 2005, the Company entered into a settlement and release agreement with Northrop Grumman to settle all matters related to direct and indirect costs associated with a degraded semiconductor component originally provided by their foundry. Northrop Grumman reimbursed the Company’s customer for indirect costs associated with a recall of the product incorporating the degraded semiconductor component. Under the settlement and release agreement, the Company obtained the right to make a final purchase of additional wafers at preferable pricing, agreed to pay $300,000 for final reimbursement of such indirect costs, and assumed sole responsibility for any future product failures attributable to the semiconductor component. In April 2005, Endwave paid the $300,000 settlement fee and relieved the related warranty accrual.
     At June 30, 2005, the Company had accounts receivable of $4,000 and accounts payable of $1.5 million, related to the customer and supplier relationships with Northrop Grumman, respectively.
     At December 31, 2004, the Company had accounts receivable of $15,000 and accounts payable of $1.3 million, related to the customer and supplier relationships with Northrop Grumman, respectively.
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
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material financial statement impact.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net loss per share.
     In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of SFAS 123R to the first annual reporting period beginning after June 15, 2005. SFAS123R will be effective for the Company beginning with the first quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, related notes and “Risk Factors” section included elsewhere in this report on Form 10-Q, as well as the information contained under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2004. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.
Overview
     Revenues for the second quarter of 2005 were $12.2 million, representing an increase of $4.7 million, or 62%, from the second quarter of 2004, and an increase of $3.1 million, or 35%, from the first quarter of 2005. Revenues for the first half of 2005 were $21.3 million, representing an increase of $7.1 million, or 50%, from the first half of 2004. This pattern of revenue growth is due to increased demand from our telecommunications and defense electronics and homeland security customers. Based on our knowledge of our customers and overall market trends we anticipate continued growth through the second half of 2005 and anticipate total revenues for 2005 to exceed the total revenues we achieved in 2004. However, because the markets we serve are difficult to predict and the economic recovery has been inconsistent, we cannot assure you that our expectations regarding fiscal 2005 revenues will be realized.
     For both the second quarter and first half of 2005, revenues from our defense electronics and homeland security customers comprised 21% of our total revenues. During all of 2004 revenues from our defense electronics and homeland security customers comprised 13% of our total revenues. We anticipate that the proportion of our revenues attributed to our defense electronics and homeland security customers during the remainder of 2005 will continue to be in excess of the 13% we achieved in 2004. In general, our defense electronics and homeland security products are manufactured at our Diamond Springs, California location. As our electronics and homeland security related revenues increase we are better able to leverage our fixed overhead costs associated with our Diamond Springs location and realize improvements to our gross margins.
     We continue to seek growth through enhancing our position as a leading merchant supplier of radio frequency (“RF”) modules, continued expansion into the defense electronics and homeland security markets, and strategic acquisitions.
     During 2005 we have taken a number of steps in line with our growth strategy:
°	During the second quarter of 2005, we increased our inventory to support our forecasted growth in the second half of the year and to better meet our customers’ anticipated demand. Inventories increased $5.2 million from March 31, 2005 and $8.0 million from December 31, 2004.

°	In January 2005, we announced the formation of Endwave Defense Systems Incorporated (“EDSI”) to provide focus on the defense electronics and homeland security markets. The business consists of JCA Technology, Inc. (“JCA”), which we purchased in July 2004, and our legacy defense electronics business. We plan to continue to use the JCA tradename while providing highly integrated, value-added subsystem solutions for the defense electronics and homeland security markets.

°	During 2005, we will continue to manufacture products based on our customers’ designs at the location of our offshore partner in Southeast Asia. We believe that this will allow us to increase market share, establish relationships with new customers, increase revenues and absorb fixed costs.

Results of Operations
     Three and six months ended June 30, 2005 and 2004
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of product revenues	65.0	69.4	66.2	65.0
Cost of product revenues, amortization of intangible assets	0.9	—	1.1	—
Research and development	13.2	14.3	14.6	14.5
Selling, general and administrative	20.1	22.5	22.2	24.9
Amortization of intangible assets	0.3	—	0.4	—
Restructuring charges, net	(0.3)	—	(0.2)	20.4
Amortization of deferred stock compensation	—	1.1	—	1.4
Recovery on building sublease	—	—	—	(2.5)

Total costs and expenses	99.2	107.3	104.3	123.7

Income (loss) from operations	0.8	(7.3)	(4.3)	(23.7)
Interest and other income, net	1.8	1.6	1.8	5.3

Net income (loss)	2.6%	(5.7)%	(2.5)%	(18.4)%

Revenues
     Total revenues in the second quarter of 2005 were $12.2 million, a 62% increase from $7.6 million for the same period in 2004 and were comprised of product revenues and development fees. Total revenues for the first half of 2005 were $21.3 million, a 50% increase from $14.2 million for the same period in 2004. Product revenues are attributable to sales of our RF modules. We generate development fees by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. We typically enter into a development contract only if we perceive it to generate a significant opportunity for sales of our RF modules. We expect to enter into more development contracts in the future as we seek to further penetrate the defense electronics market, where development contracts are customary, but we do not expect development fees to represent a significant percentage of our total revenues for the foreseeable future.
     Product revenues were $11.9 million in the second quarter of 2005, a 63% increase from $7.3 million for the same period in 2004. Product revenues were $20.9 million in the first half of 2005, a 51% increase from $13.8 million for the same period in 2004. The increase reflects stronger overall sales for our products in both our telecommunications networks and defense electronics and homeland security markets.
     Development fees were $356,000 and $484,000 for the three and six months ended June 30, 2005, respectively, as compared to $288,000 and $410,000 for the three and six months ended June 30, 2004. The increase in development fees is attributable to increased development of custom designed products for new and existing customers. During 2005, we expect to generate additional product revenues from these development agreements.
Cost and Expenses
     Cost of product revenues. Cost of product revenues consists primarily of: costs of direct materials and labor utilized to assemble and test our products; equipment depreciation; costs associated with procurement, production control, quality assurance, and manufacturing engineering; costs associated with maintaining our manufacturing facilities; fees paid to our offshore manufacturing partner; reserves for potential excess or obsolete material; and accrued costs associated with potential warranty returns offset by the benefit of usage of materials that were previously written off.

     Cost of product revenues was $8.0 million for the three months ended June 30, 2005, a 51% increase from $5.3 million for the same period in 2004. As a percentage of revenues, cost of product revenues decreased to 65.0% in the quarter ended June 30, 2005, from 69.4% for the same period in 2004. The percentage improvement was attributable to a product mix favoring our higher margin products during the second quarter of 2005 and the benefit of increased absorption of our overhead costs due to increased production volume during the quarter. The cost of product revenues was favorably impacted by the utilization of inventory that was previously written-off amounting to approximately $95,000 during the second quarter of 2005 as compared to $70,000 during the second quarter of 2004.
     Cost of product revenues was $14.1 million for the six months ended June 30, 2005, a 53% increase from $9.2 million for the same period in 2004. As a percentage of revenues, cost of product revenues increased to 66.2% in the six months ended June 30, 2005, from 65.0% for the same period in 2004. The increase in cost of product revenues as a percentage of revenues was partially attributable to the benefit of a first quarter of 2004 reversal of a $793,000 charge to cost of product revenues for a liability that was settled. There were no similar reversals during the first six months of 2005. This was partially offset by a product mix favoring our higher margin products during the first six months of 2005 and the benefit of increased absorption of our overhead costs due to increased overall revenue during the period. The cost of product revenues was favorably impacted by the utilization of inventory that was previously written off amounting to approximately $290,000 during the first half of 2005 as compared to $247,000 during the first half of 2004.
     We expect incremental increases to our cost of product revenues as a percentage of revenue due to increased production of products based on our customers’ designs and continued pricing pressure. These incremental increases may be offset in some part by expected improvements in costs of product revenues as a result of our continued efforts at cost reduction, introduction of new designs and technology, the benefit of increasing revenues to our overhead absorption, offshore sourcing of raw materials, economies of scale, further penetration in defense and homeland security markets at higher margins and further strengthening of our offshore manufacturing model.
     Research and development expenses. Research and development expenses were $1.6 million for the three months ended June 30, 2005, a 49% increase from $1.1 million for the same period in 2004. As a percentage of revenues, research and development expenses decreased to 13.2% in the quarter ended June 30, 2005, from 14.3% for the same period in 2004. The increase in absolute dollars was attributable to the increase in personnel-related expenses of $429,000 primarily resulting from added personnel from JCA which we acquired in the third quarter of 2004.
     Research and development expenses were $3.1 million for the six months ended June 30, 2005, a 51% increase from $2.1 million for the same period in 2004. As a percentage of revenues, research and development expenses increased slightly to 14.6% in the six months ended June 30, 2005, from 14.5% for the same period in 2004. As noted above, the increase in absolute dollars was attributable to the increase in personnel-related expenses of $766,000 primarily related to added personnel from JCA. In addition, in the first half of 2005, we incurred additional project and consulting expenses for development projects.
     During the remainder of 2005, we expect a moderate increase to research and development expenses as we accelerate certain development programs and initiate new designs primarily related to our defense electronics and homeland security business. This increase could be more significant if we have an unexpected increase in new customer-specific development projects for which we could receive some development fees.
     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, promotional activities and costs related to the implementation of the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Selling, general and administrative expenses were $2.5 million for the three months ended June 30, 2005, a 44% increase from $1.7 million for the same period in 2004. As a percentage of revenues, selling, general and administrative expenses decreased to 20.1% in the quarter ended June 30, 2005, from 22.5% for the same period in 2004. The increase in absolute dollars was attributable to increased personnel-related expenses of $411,000 primarily related to added personnel from JCA and expenses due to the implementation of the requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

     Selling, general and administrative expenses were $4.7 million for the six months ended June 30, 2005, a 34% increase from $3.5 million for the same period in 2004. As a percentage of revenues, selling, general and administrative expenses decreased to 22.2% in the six months ended June 30, 2005, from 24.9% for the same period in 2004. As noted above, the increase in absolute dollars was attributable to increased personnel-related expenses of $762,000 primarily related to added personnel from JCA and the implementation of the requirements under Section 404 of the Sarbanes-Oxley Act of 2002.
     During the remainder of 2005, we anticipate an increase in selling, general and administrative expenses as we continue the implementation of the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. At June 30, 2005 we had $528,000 in other current assets on our condensed consolidated balance sheet for costs relating to a planned public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission. The first registration statement for this offering was filed in March 2005 and was withdrawn in June 2005. It is our intent to complete this public offering and, as such, we have continued to carry the offering expenses as an asset on our balance sheet. If we do not re-initiate the public offering by the end of the year, we will write-off this asset to selling, general and administrative expenses causing an increase to selling, general and administrative expenses.
     Restructuring charges, net. During the second quarter of 2005, we incurred a net benefit to restructuring expense related to the reversal of $46,000 of charges from the Third Quarter of 2004 restructuring plan. The original estimates of the charges related to the restructuring plan were higher than the final payouts resulting in the $46,000 benefit in the second quarter of 2005.
     During the first quarter of 2004, we incurred a net lease termination fee of $2.9 million related to the termination of the lease agreement for our corporate headquarters in Sunnyvale, California. During the first quarter of 2004, we finalized the terms of the lease termination, which resulted in a $3.0 million cash payment to our landlord in exchange for substantially reduced rent in a new location. This settlement was partially offset by a $101,000 benefit due to the reversal of deferred rent liability related to the previous lease agreement.
     Amortization of intangible assets. As part of our acquisition of JCA in July 2004, we acquired $4.2 million of identifiable intangible assets, including $2.3 million for developed technology, $1.1 million for the tradename, $780,000 for customer relationships and $140,000 for customer backlog. These assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: developed technology – 5 years, customer backlog – 6 months, customer relationships – 5 years. The tradename intangible asset was determined to have an indefinite useful life and is therefore not subject to amortization and will be evaluated for impairment at least annually, or more frequently if events and change in circumstances suggest that the carrying amount may not be recoverable.
     The amortization associated with the developed technology is a charge to cost of product revenues. During the second quarter of 2005, $113,000 of amortization of developed technology was charged to cost of product revenues. During the first half of 2005, $226,000 of amortization of developed technology was charged to cost of product revenues. There were no such charges in the second quarter or the first half of 2004.
     The amortization associated with the customer relationships and customer backlog is a charge to operating expenses. During the second quarter of 2005, $39,000 of amortization of customer relationships was charged to operating expenses. Customer backlog was fully amortized during the first quarter of 2005. During the first half of 2005, $101,000 of amortization of customer relationships and customer backlog was charged to operating expenses. There were no such charges in the second quarter or first half of 2004.
     Amortization of deferred stock compensation. Deferred stock compensation charges consist primarily of charges related to the difference between deemed fair market values for financial reporting purposes on the date of employee option grants and the option price for option awards prior to our initial public offering, as well as expenses attributable to the acceleration of options. During the second quarter of 2004, amortization of deferred stock compensation was $85,000 and during the first six months of 2004, amortization of deferred stock compensation was $204,000. There were no such charges during 2005.
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
     Interest and other income, net. Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments and gains and losses on the sale of fixed assets, partially offset by interest expense on notes payable and capital equipment leases. Interest and other income, net was $219,000 for the three months ended June 30, 2005, an increase from $125,000 for the same period in 2004. The increase was primarily due to increased interest earned on investments and the recognition of $38,000 related to deferred gain on sale of our Diamond Springs facility in 2004.
  Interest and other income, net was $388,000 for the six months ended June 30, 2005, a decrease from $762,000 for the same period in 2004. The decrease was due primarily to the sale of land, equipment and assets held for sale during the first quarter of 2004, which resulted in a net gain of $473,000 during the period which was partially offset by interest expense on notes payable and capital equipment leases.
Liquidity and Capital Resources
     We had cash, cash equivalents and short-term investments at June 30, 2005 and December 31, 2004 of $22.0 million and $25.1 million, respectively.
     During the first six months of 2005, we used $4.4 million of cash in operating activities, as compared to $3.2 million in the same period of 2004. The use of $4.4 million of cash in the first six months of 2005 was due primarily to an increase in inventory of $8.0 million, partially offset by a $3.2 million increase in accounts payable and a $303,000 decrease in accounts receivable. We believe the increase in inventory will be utilized to satisfy anticipated increased customer demand in the second half of 2005. The use of $3.2 million of cash in the first six months of 2004 was due primarily to a $3.0 million lease termination fee paid during the first quarter of 2004 that was included in the net loss adjusted for non-cash items of $2.4 million and a $2.6 million decrease in accounts payable and accrued warranty, partially offset by a decrease in accounts receivable of $1.0 million and a decrease in inventory of $678,000.
     Investing activities used $2.7 million of cash in the first six months of 2005 due primarily to our increased investment in short-term securities. During the first six months of 2004 investing activities provided $7.3 million of cash due primarily to proceeds on sales of buildings and land of $5.1 million and the maturity of short-term securities.
     Financing activities provided cash of $1.4 million in the first six months of 2005 as compared to $553,000 in the first six months of 2004. The increase in cash from financing activities in the first six months of 2005 was due to increased proceeds from the exercise of employee stock options and stock issuances.
     We believe that our existing cash and investment balances will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months and the foreseeable future thereafter. During the next 12 months, we expect to incur approximately $2.0 million in capital expenditures for manufacturing and development equipment in order to support our projected business. Our cash needs are dependent upon our rate of revenue growth, the level of our marketing and sales activities and expansion of our customer base, the timing and extent of spending to support research and development efforts, expansion into new markets and the timing of introductions of new products. With the exception of operating leases, we have not entered into any off-balance sheet financing arrangements, we have not established or invested in any variable interest entities and we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets.
     The following table summarizes our future payment obligations for operating leases (excluding interest):

Years Ending December 31,	Operating Leases
(In thousands)
2005	$300
2006	346
2007	200
2008	206
2009	105

Total minimum payments required	$1,157

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
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material financial statement impact.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 3 to the unaudited condensed consolidated financial statements above for the pro forma net income (loss) and net income (loss) per share amounts, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net loss per share.
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
     We have had a history of losses. We had a net loss of $529,000 during the first half of 2005. We also had net losses of $31.0 million, $7.9 million and $4.4 million for the years ended December 31, 2002, 2003 and 2004 respectively. There is no guarantee that we will achieve or maintain profitability in the future.
We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nokia, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.
     We depend, and expect to continue to depend, on a relatively small number of telecommunications network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs, for a large portion of our revenues. The loss of any of our major customers, particularly Nokia, or any material reduction in orders from any of such customers would have a material adverse effect on our business, financial condition and results of operations. In 2002, 2003, 2004 and the first half of 2005 revenues from Nokia accounted for 71%, 59%, 55% and 54% of our total revenues, respectively. Revenues from Siemens accounted for 13% of our total revenues for the first half of 2005. Revenues from Nera ASA accounted for 10% of our total revenues for 2004. Revenues from Stratex Networks, Inc. accounted for 13% of our total revenues for 2003. We had no other customers individually representing more than 10% of our total revenues for 2002, 2003, 2004 or the first half of 2005. Most of our customer agreements are in the form of purchase orders and are not pursuant to a formal agreement. As a result, none of our major customers is under any long-term commitment to purchase products from us, and there is no guarantee that any of them will continue to do business with us.
We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.
     We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 86% of our total revenues in 2004 and 79% of our total revenues in the first half of 2005.
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
     In the past, we have recognized lower revenues in the first and third calendar quarters due to seasonality in the telecommunications network market. Revenues attributable to telecom OEMs typically contract in the first quarter due to delays in purchasing resulting from wireless carriers’ budgeting processes. The third quarter is generally slow in our telecommunications network market as many of our European telecom OEM customers shut down their factories for a portion of the summer months. The fourth quarter historically has been our strongest quarter as the wireless carriers expend their remaining capital budgets for the year. We see signs that the third quarter of 2005 may not reflect this historical pattern.
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
     Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and lower our margins. Recently, we suffered from a shortage of various components, including voltage-controlled oscillators, voltage regulators and certain RF boards, which we estimate reduced our revenues by approximately $1.0 million in the fourth quarter of 2004, $1.0 million in the first quarter of 2005 and $1.8 million in the second quarter of 2005. We believe this shortage may further reduce or delay product revenues in subsequent quarters of 2005. Our single source suppliers could enter into exclusive agreements with or be acquired by one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business. Even to the extent alternative suppliers are available to us, identifying them and entering into arrangements with them may be difficult and time consuming, and they may not meet our quality standards. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms.

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
     We outsource the assembly and testing of most of our products to a Thailand facility of HANA Microelectronics Co., Ltd., or HANA, a contract manufacturer. We plan to continue this arrangement as a key element of our operating strategy. If HANA does not provide us with high quality products and services in a timely manner, or terminates its relationship with us, we may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of our products could be delayed or lost and our reputation could be harmed. Our manufacturing agreement with HANA currently expires in July 2006 but will renew automatically for a one-year period unless either party notifies the other of its desire to terminate the agreement at least 90 days prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 120 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.
We rely on Velocium and other third-party semiconductor foundries to manufacture the semiconductors contained in our products. The loss of our relationship with any of these foundries, particularly Velocium, without adequate notice would adversely impact our ability to fill customer orders and could damage our customer relationships.
     We design semiconductor devices. However, we do not own or operate a semiconductor fabrication facility, or foundry, and rely on a limited number of third parties to produce these components. Our primary semiconductor foundry is Velocium, a business unit of Northrop Grumman Space & Mission Systems Corp., which was the holder of approximately 19.3% of our common stock as of July 29, 2005, and a wholly-owned subsidiary of Northrop Grumman Corporation. In this report, we refer to the Northrop Grumman Space & Mission Systems Corp. foundry by its tradename, Velocium. Velocium produced over 85% of our semiconductors in 2004. We also use other suppliers for some of our products. The loss of our relationship with or our access to any of the semiconductor foundries we currently use, particularly Velocium, and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.
     Our current supply agreement with Velocium expires in December 2005. We are currently in contract renewal negotiations but may not be able to negotiate an extension to this agreement on favorable terms, if at all. We also may not be successful in forming alternative supply arrangements that provide us with a sufficient supply of gallium arsenide devices. Because there is a limited number of semiconductor foundries that use the particular process technologies we select for our products and have sufficient capacity to meet our needs, using alternative or additional semiconductor foundries would require an extensive qualification process that could prevent or delay product shipments and revenues. We estimate that it may take up to six months to shift production of a given semiconductor circuit design to a new foundry.
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

     For example, it took us longer to integrate JCA Technology into our operations at our Diamond Springs facilities than we originally anticipated. Additionally, the JCA acquisition required us to devote efforts to standardize the product design and manufacturing process to reduce dependence on specific personnel. As a result of these difficulties, our ability to deliver our defense electronics products to our customers in a timely manner was temporarily adversely affected.
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
     For example, some radios incorporating our transceivers that are manufactured and shipped by one of our customers have experienced degraded performance after installation in the field. The cause of the degradation was identified to be a faulty semiconductor component originally developed and supplied by TRW Inc. that was incorporated in the transceiver. TRW was later acquired by Northrop Grumman Corporation and renamed Northrop Grumman Space & Mission Systems Corp., and its foundry is referred to by its tradename, Velocium. Pursuant to a settlement agreement between TRW and us, we are responsible for the direct costs associated with the repair and replacement of the degraded transceivers produced under our supply agreement with the customer. Northrop Grumman Space & Mission Systems Corp., as successor to TRW, compensated our customer for the indirect costs associated with the repair and replacement of the degraded radios and transceivers. These indirect costs include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in each returned radio. During 2001, we reserved $4.6 million for warranty charges to cover the actual repair of the transceivers containing these faulty components, of which $1.6 million had been used through June 30, 2005.
     Under an agreement we entered into with Northrop Grumman Space & Mission Systems Corp. (“Northrop Grumman”) in March 2005, we agreed to pay $300,000 to Northrop Grumman Space & Mission Systems Corp. as final reimbursement for these indirect costs and to assume sole responsibility for any future product failures attributable to the semiconductor component. In April 2005, Endwave paid the $300,000 settlement fee to Northrop Grumman. We are in the process of designing a replacement component, which will be fabricated by an alternate supplier that we believe will eliminate the degradation of performance in future production units. We expect to complete the design and qualification of this replacement component by the end of 2005 at a cost to us of approximately $120,000.

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
     Our products are highly technical and the sales cycle can be long. Our sales efforts involve a collaborative and iterative process with our customers to determine their specific requirements either in order to design an appropriate solution or to transfer the product efficiently to our offshore contract manufacturer. Depending on the product, the sales cycle can take anywhere from 2 to 12 months, and we incur significant expenses as part of this process without any assurance of resulting revenues. We generate revenues only if our product is selected for incorporation into a customer’s system and that system is accepted in the marketplace. If our product is not selected, or the customer’s development program is discontinued, we generally will not have an opportunity to sell our product to that customer until that customer develops a new generation of its system. There is no guarantee that our product will be selected for that new generation of its system. In the past, we have had difficulty meeting some of our major customers’ stated volume and cost requirements. The length of our product development and sales cycle makes us particularly vulnerable to the loss of a significant customer or a significant reduction in orders by a customer because we may be unable to quickly replace the lost or reduced sales.
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
     In each of the fourth quarter of 2004 and the first half of 2005, we have been unable to manufacture products in the volume requested by our customers. In the future, we may not be able to manufacture products and deliver them to our customers at the times and in the volumes they require. Manufacturing delays and interruptions can occur for many reasons, including, but not limited to:
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
     Manufacturing our products is complex. The yield, or percentage of products manufactured that conform to required specifications, can decrease for many reasons, including materials containing impurities, equipment not functioning in accordance with requirements or human error. If our yield is lower than we expect, we may not be able to deliver products on time. For example, in the past, we have on occasion experienced poor yields on certain products that have prevented us from delivering products on time and have resulted in lost sales. If we fail to manufacture and deliver products in a timely fashion, our reputation may be harmed, we may jeopardize existing orders and lose potential future sales, and we may be forced to pay penalties to our customers.
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
     Our sales are generally made on the basis of formal agreements and purchase orders, which may be later modified or canceled by the customer, rather than firm long-term purchase commitments. We have historically been required to place firm orders for products and manufacturing equipment with our suppliers up to six months prior to the anticipated delivery date and, on occasion, prior to receiving an order for the product, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates, causing excess inventory to accumulate or a lack of manufacturing capacity when needed. If we are unable to accurately estimate customer demand as we transition between products we may be unable to use all of the inventory purchased for the earlier generation of product which may lead to a significant amount of excess inventory and harm our financial results.
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
     Some of our customer contracts are based on the transfer of product manufacturing from our customers’ factories to our own. Under these contracts, we may be required to manufacture the products in a manner similar to the way our customers previously manufactured them until we are able to convert these products to products of our own design. The objective of converting a product to one of our own design is to improve manufacturability and lower costs. If we encounter difficulties or delays in transitioning a customer’s product to our manufacturing facilities, revenues attributable to that product could be delayed or lost. The cost of manufacturing a customer-designed product is typically higher than the cost of manufacturing a product of our own design. In the short term, while we are manufacturing a customer-designed product, our profit margins will be adversely impacted. Similarly, difficulties and delays in transitioning a product to a product of our own design will result in reduced profitability over the long-term.
Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of June 30, 2005, we had 38 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, Multilithic Microsystem technology and system designs. Our issued United States patents expire between 2007 and 2020. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a patent by patent basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
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
     Among merchant suppliers in the telecommunications network market, we primarily compete with Eyal Microwave Industry, Filtronics plc, the Forem division of Andrew Corporation, Linkra Srl, Microelectronics Technology Inc., REMEC, Inc., Teledyne Technologies Incorporated, Thales Group SA, and Xytrans Inc. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their high-frequency RF transceiver modules, rather than use merchant suppliers like us. We believe that approximately one-half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and the potential related sales. In the defense electronics and homeland security markets, we primarily compete with Aeroflex Incorporated, AML Communications Inc., Chelton, Ltd., CTT Inc., Herley Industries, Inc., KMIC Technology, Inc. and Teledyne Technologies Incorporated.
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
Certain of our products must conform to new and evolving environmental restrictions, including conformance to Restriction on Hazardous Substances (RoHS) requirements. Delays or failure to transition current products to environmental compliance for the broad range of countries where our products are deployed may negatively impact revenues.
     We are currently modifying current product designs and developing new telecommunication programs with the intent to be fully RoHS compliant in support of the appropriate RoHS deadlines. Furthermore, our commercial manufacturing partner, Hana, has begun their preparatory efforts at reaching RoHS compliance and has successfully qualified specific assembly processes. Should these transition efforts be delayed, should we or our supply chain vendors fail to bring RoHS compliance completely to fruition, or should the costs to implement RoHS become more than currently projected, our revenues and margin performance may be adversely impacted.
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
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. For example, in the first half of 2005, the lowest bid price for our common stock was $16.63 and the highest bid price for our common stock was $49.75 and in 2004, the lowest bid price for our common stock was $5.50 and the highest bid price for our common stock was $19.20. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
•	our financial performance or the performance of our competitors;

•	the sale of common stock by affiliates or other stockholders;

•	technological innovations or other trends or changes in the telecommunications network, defense electronics or homeland security markets;

•	successes or failures at significant product evaluations or site demonstrations;

•	the introduction of new products by us or our competitors;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	decisions by major participants in the communications industry not to purchase products from us or to pursue alternative technologies;

•	decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry;

•	market conditions in the industry, the financial markets and the economy as a whole; and

•	low trading volume of our common stock.
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
     As of July 29, 2005, Northrop Grumman Corporation, through its wholly-owned subsidiary, Northrop Grumman Space Mission & Systems Corp., beneficially owned approximately 19.3% of our outstanding common stock and is our largest stockholder. Because most matters requiring approval of our stockholders require the approval of the holders of a majority of the shares of our outstanding common stock, Northrop Grumman Corporation’s significant beneficial ownership interest and position as our largest stockholder allows it to significantly affect the election of our directors and the outcome of most corporate actions requiring stockholder approval. As of that date, our directors and executive officers owned, or had the right to acquire within 60 days thereafter, approximately 10% of our outstanding common stock. As a result, they also may have a significant impact on matters requiring approval of our stockholders. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders, even if the transaction is favorable to our stockholders.
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

PART II. OTHER INFORMATION
     Item 6. Exhibits

Number	Description
2.1(1)†	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and Endwave Corporation dated April 24, 2001.

2.2(2)†	Asset Purchase Agreement by and among Signal Technology Corporation and Endwave Corporation dated September 24, 2002.

2.3(3)†	Purchase and Sale Agreement by and Among New Focus, Inc., Bookham Technology PLC and the Endwave Corporation dated July 21, 2004.

3.1(4)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(4)	Amended and Restated Bylaws effective October 20, 2000.

4.1(4)	Form of specimen Common Stock Certificate.

4.2(4)	Investors’ Rights Agreement by and among Endwave Corporation and certain investors named therein dated March 31, 2000.

4.3(6)	Registration Rights Agreement by and between Northrop Grumman Space & Mission Systems Corp. and Endwave Corporation dated March 23, 2005.

10.1(4)	Form of Indemnity Agreement entered into by Endwave Corporation with each of its directors and officers.

10.2(4)*	1992 Stock Option Plan.

10.3(4)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(4)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(4)*	2000 Equity Incentive Plan, as amended.

10.6(4)*	Form of Stock Option Agreement under 2000 Equity Incentive Plan.

10.7(4)*	2000 Employee Stock Purchase Plan.

10.8(4)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.9(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.10(4)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.11(7)*	Description of Compensation Payable to Non-Employee Directors.

10.12(7)*	2005 Base Salaries for Named Executive Officers.

10.13(7)*	2005 Executive Incentive Compensation Plan.

10.14(8)*	Executive Officer Severance and Retention Plan.

Number	Description
10.15(8)*	Transaction Incentive Plan.

10.16(4)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.17(4)†	Production Agreement by and between TRW Inc. and Endwave Corporation dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.

10.18(4)†	Services Agreement by and between TRW Inc. and Endwave Corporation dated March 31, 2000.

10.19(9)†	Development Agreement by and between Nokia and Endwave Corporation dated August 14, 2003.

10.20(10)†	Purchase Agreement by and between Nokia Corporation and Endwave Corporation dated December 31, 2003.

10.21(5)	Industrial Lease by and between The Irvine Company and Endwave Corporation dated January 28, 2004.

10.22(5)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and Endwave Corporation dated March 26, 2004.

10.23(6)	Settlement and Release Agreement by and between Northrop Grumman Space & Mission Systems Corp. and Endwave Corporation dated March 23, 2005.

10.24(12)†	Manufacturing and Supply Agreement by and between HANA Microelectronics and Endwave Corporation dated September 18, 2002.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Endwave Corporation’s Current Report on Form 8-K filed on May 8, 2001.

(2)	Previously filed as an exhibit to Endwave Corporation’s Current Report on Form 8-K filed on October 11, 2002.

(3)	Previously filed as an exhibit to Endwave Corporation’s Current Report on Form 8-K filed on August 4, 2004.

(4)	Previously filed with Endwave Corporation’s Registration Statement on Form S-1 (Registration No. 333-41302).

(5)	Previously filed with Endwave Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6)	Previously filed as an exhibit to Endwave Corporation’s Current Report on Form 8-K filed on March 25, 2005.

(7)	Previously filed as an exhibit to Endwave Corporation’s Current Report on Form 8-K filed on February 3, 2005.

(8)	Previously filed with Endwave Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(9)	Previously filed with an amendment to Endwave Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 4, 2004.

(10)	Previously filed with an amendment to Endwave Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on August 4, 2004.

(11)	Previously filed with Endwave Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(12)	Previously filed with an amendment to Endwave Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed on May 13, 2005.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION
Date: August 11, 2005
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