Form 10-Q/A
period 2005-06-30
ENDWAVE CORP
filed 2005-09-23
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

ENDWAVE CORPORATION

EXPLANATORY NOTE
This Amendment No. 1 to the quarterly report on Form 10-Q/A of Endwave Corporation for the quarter ended June 30, 2005 has been filed solely to correct the classification of “Decrease in restricted cash” contained in the Condensed Consolidated Statement of Cash Flows from “Financing Activities” to “Investing Activities” and as well as to make a corresponding correction in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section entitled “Liquidity and Capital Resources.” This Amendment No. 1 has no material impact on any currently available information. Other than this change, the addition of the certifications listed below, their inclusion in the exhibit index, and the new signature page, no other changes have been made to the original filing.
For the convenience of the reader, this Amendment No. 1 sets forth the original filing in its entirety. However, this Amendment No. 1 only amends certain information in Items 1 and 2 of Part I of the original filing, in each case solely as a result of and to reflect the changes specifically noted above. In addition, the exhibit index has been amended to add the following (all of which are filed herewith):

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No other information in the original filing is amended hereby.
Except as specifically noted above, this Amendment No. 1 continues to describe conditions as of the date of the original filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the original filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the original filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the original filing (other than the changes specifically noted above), and such forward looking statements should be read in their historical context.

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

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2005	2004
Operating activities:
Net loss	$(529)	$(2,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	778	833
Amortization of intangible assets	327	—
Amortization of deferred stock compensation	—	204
Restructuring charges, net	(46)	—
Loss on the sale of land and equipment	(76)	(469)
Recovery on building sublease	—	(359)
Changes in operating assets and liabilities:
Accounts receivable, net	303	1,044
Inventories	(8,014)	678
Other assets	(287)	227
Accounts payable	3,202	(1,470)
Accrued warranty	(347)	(1,081)
Accrued compensation and other current and long-term liabilities	275	(172)

Net cash used in operating activities	(4,414)	(3,173)

Investing activities:
Cash paid in business combination	(20)	—
Purchases of equipment	(110)	(114)
Proceeds on sales of property and equipment	—	5,056
Purchases of short term investments	(19,871)	(12,037)
Proceeds on maturities of short term investments	17,315	14,399

Decrease in restricted cash	—	778

Net cash provided by (used in) investing activities	(2,686)	8,082

Financing activities:
Payments on notes payable	—	(778)

Proceeds from stock issuance	230	92
Proceeds from exercises of stock options	1,186	461

Net cash provided by (used in) financing activities	1,416	(225)

Net change in cash and cash equivalents	(5,684)	4,684
Cash and cash equivalents at beginning of period	14,158	13,408

Cash and cash equivalents at end of period	$8,474	$18,092

Supplemental cash flow information:
Cash paid for interest	$—	$19

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
     Investing activities used $2.7 million of cash in the first six months of 2005 due primarily to our increased investment in short-term securities. During the first six months of 2004 investing activities provided $8.1 million of cash due primarily to proceeds on sales of buildings and land of $5.1 million and the maturity of short-term securities.
     Financing activities provided cash of $1.4 million in the first six months of 2005 as compared to the use of $225,000 in the first six months of 2004. The cash provided in the 2005 period was the result of exercises of employee stock options and stock issuances under our employee stock purchase plan. For the first six months of 2004, $553,000 provided by exercises of employee stock options and stock issuances was offset by $778,000 of payments on notes payable.
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

Date: September 23, 2005

	By:	/s/ Edward A. Keible, Jr.
Edward A. Keible, Jr.
President and Chief Executive Officer

	By:	/s/ Julianne M. Biagini
Julianne M. Biagini

Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

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