Form 10-Q
period 2005-09-30
ENDWAVE CORP
filed 2005-11-14
CIK 1118941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐.
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     The number of shares of the registrant’s Common Stock outstanding as of November 2, 2005 was 11,313,323 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS	(unaudited)	(1)
Current assets:
Cash and cash equivalents	$8,865	$14,158
Restricted cash	25	—
Short-term investments	12,995	10,979
Accounts receivable, net	11,449	8,673
Accounts receivable from affiliate	10	15
Inventories	15,642	7,866
Other current assets	343	477

Total current assets	49,329	42,168
Property, plant and equipment, net	1,574	2,394
Other assets, net	105	125
Goodwill and intangible assets	4,948	5,407

	$55,956	$50,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,688	$2,308
Accounts payable to affiliate	1,449	1,279
Accrued warranty	3,943	4,488
Accrued compensation	2,702	1,370
Restructuring liabilities, current	40	274
Other current liabilities	892	752

Total current liabilities	12,714	10,471
Other long-term liabilities	423	559

Total liabilities	13,137	11,030

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value per share; 100,000,000 authorized, 11,277,811 and 10,499,944 issued and outstanding on September 30, 2005 and December 31, 2004, respectively	11	10
Additional paid-in capital	309,151	304,658
Treasury stock, at cost, 39,150 shares	(79)	(79)
Accumulated other comprehensive loss	(47)	(30)
Accumulated deficit	(266,217)	(265,495)

Total stockholders’ equity	42,819	39,064

	$55,956	$50,094

(1)	Derived from the Company’s audited financial statements as of December 31, 2004
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Product revenues	$13,523	$7,377	$34,367	$21,118
Product revenues from affiliate	12	63	26	105
Development fees	785	154	1,269	564

Total revenues	14,320	7,594	35,662	21,787

Costs and expenses:
Cost of product revenues	9,668	5,395	23,800	14,607
Cost of product revenues from affiliate	1	12	3	28
Cost of product revenues, amortization of intangible assets	113	75	339	75
Research and development	1,708	1,395	4,819	3,452
Selling, general and administrative	2,386	2,204	7,119	5,738
Transaction costs	773	—	773	—
In-process research and development	—	320	—	320
Amortization of intangible assets	39	73	140	73
Restructuring charges, net	—	(4)	(46)	2,895
Recovery on building sublease	—	—	—	(359)
Impairment of long-lived assets and other	—	389	—	389
Amortization of deferred stock compensation*	—	—	—	204

Total costs and expenses	14,688	9,859	36,947	27,422

Loss from operations	(368)	(2,265)	(1,285)	(5,635)
Interest and other income, net	175	231	563	993

Net loss	$(193)	$(2,034)	$(722)	$(4,642)

Basic and diluted net loss per share	$(0.02)	$(0.21)	$(0.07)	$(0.48)
Shares used in computing basic and diluted net loss per share	11,078,344	9,897,077	10,752,423	9,674,842

* Amortization of deferred stock compensation:
Cost of product revenues	$—	$—	$—	$109
Research and development	—	—	—	44
Selling, general and administrative	—	—	—	51

	$—	$—	$—	$204

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended
	September 30,
	2005	2004
Operating activities:
Net loss	$(722)	$(4,642)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	320
Depreciation and amortization	1,145	1,232
Amortization of intangible assets	479	148
Impairment of long-lived assets and other	—	389
Amortization of deferred stock compensation	—	204
Restructuring charges, net	(46)	(4)
Gain on the sale of land and equipment	(121)	(469)
Recovery on building sublease	—	(359)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,771)	1,737
Inventories	(7,776)	851
Other assets	154	345
Accounts payable	1,550	(1,055)
Accrued warranty	(545)	(1,128)
Accrued compensation and other current and long-term liabilities	1,263	(126)

Net cash used in operating activities	(7,390)	(2,557)

Investing activities:
Cash paid in business combinations	(20)	(6,067)
Purchases of equipment	(349)	(340)
Proceeds on sales of property and equipment	30	5,056
Purchases of short term investments	(21,666)	(13,037)
Decrease (increase) in restricted cash	(25)	778
Proceeds on maturities of short term investments	19,633	17,911

Net cash provided by (used in) investing activities	(2,397)	4,301

Financing activities:
Payments on notes payable	—	(778)
Proceeds from stock issuance	230	92
Proceeds from exercises of stock options	4,264	1,163

Net cash provided by financing activities	4,494	477

Net change in cash and cash equivalents	(5,293)	2,221
Cash and cash equivalents at beginning of period	14,158	13,408

Cash and cash equivalents at end of period	$8,865	$15,629

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
     Changes in the Company’s product warranty liability during the nine-month periods ended September 30, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Balance at January 1	$4,488	$5,835
Warranties accrued	533	996
Warranties settled or reversed	(1,078)	(1,800)

Balance at September 30	$3,943	$5,031

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands)
Net loss, as reported	$(193)	$(2,034)	$(722)	$(4,642)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	204

Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(1,265)	(693)	(3,270)	(2,427)

Net loss, pro forma	$(1,458)	$(2,727)	$(3,992)	$(6,865)

Basic and diluted net loss per share, as reported	$(0.02)	$(0.21)	$(0.07)	$(0.48)
Basic and diluted net loss per share, pro forma	$(0.13)	$(0.28)	$(0.37)	$(0.71)

4. Goodwill and Intangible Assets
Goodwill
     At December 31, 2004, the Company had goodwill of $1,546,000 associated with the purchase of JCA Technology, Inc. (“JCA”). During the first quarter of 2005, the Company incurred an additional liability associated with the purchase of JCA and increased the goodwill balance by $20,000.
     The Company conducted its 2005 annual goodwill impairment analysis in the third quarter of 2005 and no goodwill impairment was indicated.
Intangible Assets
     The components of intangible assets as of September 30, 2005 are as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying Amount
	Amount	Amortization
Developed technology	$2,250	$(526)	$1,724
Tradename	1,060	—	1,060
Customer relationships	780	(182)	598
Customer backlog	140	(140)	—

Intangible assets	$4,230	$(848)	$3,382

     The identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: developed technology — five years, customer backlog — six months and customer relationships — five years.
     The tradename has a gross carrying value of $1.1 million and is not subject to amortization and will be evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducted its 2005 annual impairment analysis of the tradename in the third quarter of 2005 and no impairment was indicated.
     The customer backlog was fully amortized as of January 2005. The amortization of the identifiable intangible assets was $152,000 and $148,000 during the three months ending September 30, 2005 and 2004, respectively. The amortization of the identifiable intangible assets was $479,000 and $148,000 during the nine months ended September 30, 2005 and 2004, respectively. The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31
2005 (October 1 – December 31)	$151
2006	606
2007	606
2008	606
2009	353

$2,322

5. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and are comprised of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$12,153	$7,139
Work in process	1,915	432
Finished goods	1,574	295

	$15,642	$7,866

6. Restricted Cash
     Restricted cash represents a certificate of deposit held by a financial institution as collateral for a letter of credit in connection with the Company’s building lease in Andover, Massachusetts. The restricted cash balance will be maintained by the Company for the term of the lease which terminates on November 30, 2008.
7. Restructuring Charges, Net
     During the third quarter of 2004, in connection with the acquisition of JCA, the Company recorded a charge for restructuring of $431,000 (the “Third Quarter 2004 Plan”). The charge was included as part of the purchase price allocation in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company terminated a total of 39 employees, in order to eliminate duplicative activities and to reduce the cost structure of the combined company. These terminations primarily affected the manufacturing and operations group. The charge was for the related severance, benefits, payroll taxes and other associated costs. There were no remaining obligations as of September 30, 2005.

Severance Benefits
Third Quarter 2004 Plan	(In thousands)
Accrual at December 31, 2004	$193
Cash payments	(147)
Restructuring charge adjustment	(46)

Accrual at September 30, 2005	$—

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
8. Recovery on Building Sublease
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
9. Net Loss Per Share
     The Company computes basic net loss per share by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include incremental shares of common stock issuable upon the exercise of stock options.
     Options to purchase 1,244,415 shares of common stock were outstanding at September 30, 2005 but were not included in the computation of diluted net loss per share for the three or nine month periods ended September 30, 2005 as the effect would be anti-dilutive. Options to purchase 1,893,060 shares of common stock were outstanding at September 30, 2004 but were not included in the computation of diluted net loss per share for the three and nine month periods ended September 30, 2004 as the effect would be anti-dilutive.

10. Comprehensive Income (Loss)
     Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain (loss) on available-for-sale securities of ($32,000) and $10,000 for the three months ended September 30, 2005 and 2004, was excluded from the net loss for the respective periods. Total comprehensive loss for the three months ended September 30, 2005 and 2004 was $225,000 and $2.0 million, respectively.
     The Company’s unrealized loss on available-for-sale securities of $17,000 and $32,000 for the nine months ended September 30, 2005 and 2004, was excluded from the net loss for the respective periods. Total comprehensive loss for the nine months ended September 30, 2005 and 2004 was $739,000 and $4.7 million, respectively.
11. Segment Disclosures
     The Company operates in a single segment. The Company’s product sales by geographic area (based on location of customer) for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands and as a percentage of total revenues):

	Three months ended September 30,
	2005		2004
United States	$2,043	14.3%	$1,813	23.8%
Finland	6,858	47.9%	4,152	54.7%
Italy	2,021	14.1%	21	0.3%
Norway	1,868	13.0%	—	0.0%
Other	1,530	10.7%	1,608	21.2%

Total	$14,320	100.0%	$7,594	100.0%

	Nine months ended September 30,
	2005		2004
United States	$6,216	17.4%	$4,475	20.5%
Finland	18,583	52.1%	11,693	53.7%
Italy	4,802	13.5%	1,048	4.8%
Norway	2,647	7.4%	33	0.2%
Other	3,414	9.6%	4,538	20.8%

Total	$35,662	100.0%	$21,787	100.0%

     For the three months ended September 30, 2005, Nokia, Nera and Siemens accounted for 47%, 16% and 14%, respectively, of the Company’s total revenues. For the three months ended September 30, 2004, Nokia and PowerWave accounted for 55% and 10%, respectively, of the Company’s total revenues. For the periods presented, no other customer accounted for more than 10% of the Company’s total revenues.
     For the nine months ended September 30, 2005, Nokia and Siemens accounted for 51% and 13%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2004, Nokia accounted for 54% of the Company’s total revenues. For the periods presented, no other customer accounted for more than 10% of the Company’s total revenues.
12. Commitments and Contingencies
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

13. Related Party Transactions
     The Company maintains a supply agreement with Velocium, a business unit of Northrop Grumman, and a technology services agreement with Northrop Grumman. Northrop Grumman is a significant stockholder of Endwave. The supply agreement specifies volume and price commitments, as well as a description of a consigned inventory arrangement. Under this agreement, the Company purchased inventory of $2.3 million and $488,000 for the third quarter of 2005 and 2004, respectively, and $6.6 million and $1.8 million for the first nine months of 2005 and 2004, respectively. The $1.8 million of purchases made during the first nine months of 2004 is net of the reversal of a $793,000 liability pertaining to this agreement that was settled during the first quarter of fiscal 2004.
     The Company also sells various products and services under purchase orders and agreements to Northrop Grumman, and recognized revenues of $12,000 and $63,000 for the third quarter of 2005 and 2004, respectively, and $26,000 and $105,000 for the first nine months of 2005 and 2004 respectively. The Company incurred costs related to this revenue of approximately $1,000 and $12,000 during the third quarter of 2005 and 2004, respectively, and $3,000 and $28,000 during the first nine months of 2005 and 2004, respectively.
     At September 30, 2005, the Company had accounts receivable of $10,000 and accounts payable of $1.4 million, related to its customer and supplier relationships with Northrop Grumman.
     At December 31, 2004, the Company had accounts receivable of $15,000 and accounts payable of $1.3 million related to its customer and supplier relationships with Northrop Grumman.
14. Recent Accounting Pronouncements
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
     In April 2005, the Securities and Exchange Commission approved a rule that delayed the effective date of SFAS 123R to the first annual reporting period beginning after June 15, 2005. SFAS123R will be effective for the Company beginning with the first quarter of 2006.

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
     The terms “we,” “us,” “our” and words of similar import below refer to Endwave Corporation and its wholly-owned subsidiary, Endwave Defense Systems Incorporated.
Overview
     Revenues for the third quarter of 2005 were $14.3 million, representing an increase of $6.7 million, or 89%, from the third quarter of 2004, and an increase of $2.1 million, or 17%, from the second quarter of 2005. Revenues for the first nine months of 2005 were $35.7 million, representing an increase of $13.9 million, or 64%, from the first nine months of 2004 and have exceeded the total revenues we achieved in 2004. This pattern of revenue growth is due to increased demand from our telecommunications and defense electronics and homeland security customers. Based on our knowledge of our customers and overall market trends, we anticipate continued strong demand for our products during the fourth quarter of 2005. However, because the markets we serve are difficult to predict and the economic recovery has been inconsistent, we cannot assure you that a similar revenue growth rate will be realized during the fourth quarter of 2005.
     For the three month period ended September 30, 2005, revenues from our defense electronics and homeland security customers comprised 16% of our total revenues. For the nine month period ended September 30, 2005, revenues from our defense electronics and homeland security customers comprised 19% of our total revenues. During all of 2004 revenues from our defense electronics and homeland security customers comprised 13% of our total revenues. We anticipate that the proportion of our revenues attributed to our defense electronics and homeland security customers during the remainder of 2005 will continue to be in excess of the 13% we achieved in 2004. In general, our defense electronics products are manufactured at our Diamond Springs, California location. As our defense electronics and homeland security related revenues increase, we are better able to leverage our fixed overhead costs associated with our Diamond Springs location which may result in improvements to our gross margins.
     We continue to seek growth through enhancing our position as a leading merchant supplier of radio frequency (“RF”) modules, continued expansion into the defense electronics and homeland security markets, and strategic acquisitions.
     During 2005, we have taken a number of steps in line with our growth strategy:
°	In January 2005, we announced the formation of Endwave Defense Systems Incorporated (“EDSI”) to provide focus on the defense electronics and homeland security markets. The business consists of JCA Technology, Inc. (“JCA”), which we purchased in July 2004, and our legacy defense electronics business. We plan to continue to use the JCA tradename while providing highly integrated, value-added subsystem solutions for the defense electronics and homeland security markets.

°	During 2005, we have continued to manufacture products based on our customers’ designs at the location of our offshore partner in Southeast Asia. We believe that this has allowed us to increase market share, establish relationships with new customers, increase revenues and absorb fixed costs.

Results of Operations
     Three and nine months ended September 30, 2005 and 2004
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of product revenues	67.5	71.2	66.7	67.2
Cost of product revenues, amortization of intangible assets	0.8	1.0	0.9	0.3
Research and development	11.9	18.4	13.5	15.8
Selling, general and administrative	16.7	29.0	20.0	26.3
Transaction costs	5.4	—	2.2	—
In-process research and development	—	4.2	—	1.5
Amortization of intangible assets	0.3	1.0	0.4	0.4
Restructuring charges, net	—	(0.1)	(0.1)	13.3
Recovery on building sublease	—	—	—	(1.6)
Impairment of long-lived assets and other.	—	5.1	—	1.8
Amortization of deferred stock compensation	—	—	—	0.9

Total costs and expenses	102.6	129.8	103.6	125.9
Loss from operations	(2.6)	(29.8)	(3.6)	(25.9)
Interest and other income, net	1.3	3.0	1.6	4.6

Net loss	(1.3)%	(26.8)%	(2.0)%	(21.3)%

Revenues
     Total revenues in the third quarter of 2005 were $14.3 million, an 89% increase from $7.6 million for the same period in 2004 and were comprised of product revenues and development fees. Total revenues for the nine months of 2005 were $35.7 million, a 64% increase from $21.8 million for the same period in 2004. Product revenues are attributable to sales of our RF modules. We generate development fees by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. We typically enter into a development contract only if we perceive it to generate a significant opportunity for sales of our RF modules. We expect to enter into more development contracts in the future as we seek to further penetrate the defense electronics market, where development contracts are customary, but we do not expect development fees to represent a significant percentage of our total revenues for the foreseeable future.
     Product revenues were $13.5 million in the third quarter of 2005, an 82% increase from $7.4 million for the same period in 2004. Product revenues were $34.4 million in the first nine months of 2005, a 62% increase from $21.2 million for the same period in 2004. The increase reflects stronger overall sales for our products in both our telecommunications networks market and defense electronics and homeland security market.
     Development fees were $785,000 and $1.3 million for the three and nine month periods ended September 30, 2005, respectively, as compared to $154,000 and $564,000 for the three and nine month periods ended September 30, 2004. The increase in development fees is attributable to increased development of custom designed products for new and existing customers. During the fourth quarter 2005, we expect to generate additional revenues from these development agreements.

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
     Cost of product revenues was $9.7 million for the three months ended September 30, 2005, a 79% increase from $5.4 million for the same period in 2004. As a percentage of revenues, cost of product revenues decreased to 67.5% in the quarter ended September 30, 2005, from 71.2% for the same period in 2004. The percentage improvement was attributable to the benefit of increased absorption of our overhead costs due to increased production volume during the quarter and increased development fee revenue. The cost of product revenues was favorably impacted by the utilization of inventory that was previously written off amounting to approximately $110,000 during the third quarter of 2005 as compared to $114,000 during the third quarter of 2004.
     Cost of product revenues was $23.8 million for the nine months ended September 30, 2005, a 63% increase from $14.6 million for the same period in 2004. As a percentage of revenues, cost of product revenues decreased to 66.7% in the nine months ended September 30, 2005, compared to 67.2% for the same period in 2004. The decrease in cost of product revenues as a percentage of revenues was attributable to the benefit of increased absorption of our overhead costs due to increased overall revenue during the period partially offset by a first quarter of 2004 reversal of a $793,000 charge to cost of product revenues for a liability that was settled. There were no similar reversals during the first nine months of 2005. The cost of product revenues was favorably impacted by the utilization of inventory that was previously written off amounting to approximately $400,000 during the first nine months of 2005 as compared to $361,000 during the first nine months of 2004.
     Research and development expenses. Research and development expenses were $1.7 million for the three months ended September 30, 2005, a 22% increase from $1.4 million for the same period in 2004. As a percentage of revenues, research and development expenses decreased to 11.9% in the quarter ended September 30, 2005, from 18.4% for the same period in 2004. The increase in absolute dollars was attributable to the increase in project related expenses of $220,000 that supported our increased development fee revenue and personnel-related expenses of $88,000 primarily resulting from added personnel from JCA which we acquired in the third quarter of 2004.
     Research and development expenses were $4.8 million for the nine months ended September 30, 2005, a 40% increase from $3.5 million for the same period in 2004. As a percentage of revenues, research and development expenses decreased to 13.5% in the nine months ended September 30, 2005, from 15.8% for the same period in 2004. The increase in absolute dollars was attributable to the increase in personnel-related expenses of $845,000 primarily related to added personnel from JCA and increased project-related expenses of $107,000 to support increased development fee revenues.
     During the fourth quarter of 2005, we expect a moderate increase to research and development expenses as we accelerate certain development programs and initiate new designs primarily related to our defense electronics and homeland security business. This increase could be more significant if we have an unexpected increase in new customer-specific development projects for which we could receive some development fees.
     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, promotional activities and costs related to the implementation of the requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Selling, general and administrative expenses were $2.4 million for the three months ended September 30, 2005, an 8% increase from $2.2 million for the same period in 2004. As a percentage of revenues, selling, general and administrative expenses decreased to 16.7% in the quarter ended September 30, 2005, from 29.0% for the same period in 2004. The increase in absolute dollars was attributable to increased personnel-related expenses of $191,000 primarily related to added personnel from JCA and expenses due to the implementation of the requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

     Selling, general and administrative expenses were $7.1 million for the nine months ended September 30, 2005, a 24% increase from $5.7 million for the same period in 2004. As a percentage of revenues, selling, general and administrative expenses decreased to 20.0% in the nine months ended September 30, 2005, from 26.3% for the same period in 2004. As noted above, the increase in absolute dollars was attributable to increased personnel-related expenses of $953,000 primarily related to added personnel from JCA and the implementation of the requirements under Section 404 of the Sarbanes-Oxley Act of 2002.
     During the fourth quarter of 2005, we anticipate an increase in selling, general and administrative expenses compared to prior year levels, as we continue the implementation of the requirements under Section 404 of the Sarbanes-Oxley Act of 2002.
     Transaction costs. As part of a planned public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission, we accumulated $773,000 of transaction costs in other current assets on our condensed consolidated balance sheet. During the third quarter of 2005, we postponed our proposed public offering indefinitely and as a result expensed the $773,000 in the third quarter of 2005.
     In-process research and development. As part of the acquisition of JCA on July 21, 2004 we acquired $320,000 of in-process research and development (“IPR&D”). The value of the IPR&D was determined based on a valuation analysis from an independent appraiser. The amount of the purchase price for JCA allocated to IPR&D was determined through established valuation techniques accepted in the technology industry. The $320,000 allocated to the acquired IPR&D was immediately expensed in the period the acquisition was completed because the projects associated with the IPR&D had not yet reached technological feasibility and no future alternative uses existed for the technology. There was no such charge during 2005.
     Amortization of intangible assets. As part of the acquisition of JCA on July 21, 2004, we acquired $4.2 million of identifiable intangible assets, including $2.3 million of core/developed technology, $1.1 million for the tradename, $780,000 for customer relationships and $140,000 for customer backlog. These assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: core/developed technology – 5 years, customer backlog – 6 months, customer relationships – 5 years. The tradename intangible asset is not subject to amortization and will be evaluated for impairment at least annually or more frequently if events and change in circumstances suggest that the carrying amount may not be recoverable.
     The amortization associated with the developed technology is a charge to cost of product revenues. Amortization of developed technology charged to cost of product revenues was $113,000 and $339,000 during the three months and nine months ended September 30, 2005, respectively, as compared to $75,000 for both the three and nine month periods ended September 30, 2004.
     The amortization associated with the customer backlog and the customer relationships is a charge to operating expenses. Amortization of customer backlog was $0 and $23,000 during the during the three months and nine month periods ended September 30, 2005, respectively, as compared to $47,000 for both the three and nine month periods ended September 30, 2004. The customer backlog was fully amortized during the first quarter of 2005. Amortization of customer relationships was $39,000 and $117,000 during the three and nine month periods ended September 30, 2005, respectively, as compared to $26,000 for both the three and nine month periods ended September 30, 2004.
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
     During the third quarter of 2003, we recorded a restructuring charge of $490,000, all of which was for severance payments. We eliminated 18 positions and made severance payments of $486,000. The remaining $4,000 was reversed during the third quarter of 2004.

     Amortization of deferred stock compensation. Deferred stock compensation charges consist primarily of charges related to the difference between deemed fair market values for financial reporting purposes on the date of employee option grants and the option price for option awards prior to our initial public offering, as well as expenses attributable to the acceleration of options. During the first half of 2004, amortization of deferred stock compensation was $204,000. There were no such charges during 2005 or during the third quarter of 2004.
     Recovery on building sublease. During the first quarter of 2003, we recorded a charge of $662,000 associated with the sublease of our Sunnyvale, California headquarter building for the excess of the remaining lease obligations over the anticipated sublease income. During the first quarter of 2004, $359,000 of this loss was reversed as the sublease was terminated prior to expiration date, as a part of lease termination noted above. There was no such charge or recovery during 2005.
     Impairment of long-lived assets. During the third quarter of 2004, we recorded a charge of $389,000 to write off the remaining carrying value of equipment held-for-sale of $259,000 and to write off $130,000 associated with sales tax capitalized as part of our acquisition of Stellex Broadband Wireless in April 2001. The equipment held-for-sale was determined to have no value based on a current market review of similar assets and our inability to sell the assets despite our marketing efforts. The $130,000 of capitalized sales tax was related to equipment that had been fully depreciated or fully impaired previously, and as such was also fully written off. There were no such charges during 2005.
     Interest and other income, net. Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments and gains and losses on the sale of fixed assets, partially offset by interest expense on notes payable and capital equipment leases. Interest and other income, net was $175,000 for the three months ended September 30, 2005, a decrease from $231,000 for the same period in 2004. The decrease is primarily due to lower cash balances as we paid out $6.1 million during the third quarter of 2004 related to the acquisition of JCA.
     Interest and other income, net was $563,000 for the nine months ended September 30, 2005, a decrease from $993,000 for the same period in 2004. The decrease was due primarily to the sale of land, fixed assets and assets held-for-sale during the first quarter of 2004, which resulted in a net gain of $473,000 during the period which was partially offset by interest expense on notes payable and capital lease equipment.
Liquidity and Capital Resources
     We had cash, cash equivalents, restricted cash, and short-term investments at September 30, 2005 and December 31, 2004 of $21.9 million and $25.1 million, respectively.
     During the first nine months of 2005, we used $7.4 million of cash in operating activities, as compared to $2.6 million in the same period of 2004. The use of $7.4 million of cash in the first nine months of 2005 was due primarily to an increase in inventory of $7.8 million and an increase in accounts receivable of $2.8 million, partially offset by a $1.6 million increase in accounts payable and $1.3 million increase in accrued compensation and other current and long-term liabilities. We believe the increase in inventory will be utilized to satisfy anticipated customer demand. The use of $2.6 million of cash in the first nine months of 2004 was due primarily to the net loss adjusted for non-cash items of $3.2 million, a $2.3 million decrease in accounts payable, accrued warranty and accrued compensation and other current and long-term liabilities, partially offset by a decrease in accounts receivable of $1.7 million, a decrease in inventory of $851,000 and a decrease in other assets of $345,000.
     Investing activities used $2.4 million of cash in the first nine months of 2005 due primarily to our increased investment in short-term securities. During the first nine months of 2004 investing activities provided $4.3 million of cash due primarily to $5.1 million proceeds on sales of buildings and land and $4.9 net cash provided by the maturity of short-term securities. This was partially offset by the use of $6.1 million for the purchase of JCA.

     Financing activities provided cash of $4.5 million in the first nine months of 2005 as compared to $477,000 in the first nine months of 2004. The increase in cash from financing activities in the first nine months of 2005 and 2004 was primarily due to increased proceeds from the exercise of employee stock options and stock issuances.
     We believe that our existing cash and investment balances will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months and the foreseeable future thereafter. During the next 12 months, we expect to incur approximately $2.0 million in capital expenditures for manufacturing and development equipment in order to support our projected business. Our cash needs are dependent upon our rate of revenue growth, the level of our marketing and sales activities and expansion of our customer base, the pursuit of future acquisitions, the timing and extent of spending to support research and development efforts, expansion into new markets and the timing of introductions of new products. With the exception of operating leases, we have not entered into any off-balance sheet financing arrangements, we have not established or invested in any variable interest entities and we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets.
     The following table summarizes our future payment obligations for operating leases (excluding interest):

Operating
Leases
Years Ending December 31,	(in thousands)
2005 (October 1 – December 31)	$176
2006	422
2007	300
2008	300
2009	105

Total minimum payments required	$1,303

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
     In April 2005, the Securities and Exchange Commission approved a rule that delayed the effective date of SFAS 123R to the first annual reporting period beginning after June 15, 2005. SFAS 123R will be effective for us beginning with the first quarter of 2006.
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
     We have had a history of losses. We had a net loss of $722,000 during the first nine months of 2005. We also had net losses of $31.0 million, $7.9 million and $4.4 million for the years ended December 31, 2002, 2003 and 2004 respectively. There is no guarantee that we will achieve or maintain profitability in the future.
We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nokia, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.
     We depend, and expect to continue to depend, on a relatively small number of telecommunications network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs, for a large portion of our revenues. The loss of any of our major customers, particularly Nokia, or any material reduction in orders from any of such customers would have a material adverse effect on our business, financial condition and results of operations. In 2002, 2003, 2004 and the first nine months of 2005 revenues from Nokia accounted for 71%, 59%, 55% and 51% of our total revenues, respectively. Revenues from Siemens accounted for 13% of our total revenues for the first nine months of 2005. Revenues from Nera ASA accounted for 10% of our total revenues for 2004. Revenues from Stratex Networks, Inc. accounted for 13% of our total revenues for 2003. We had no other customers individually representing more than 10% of our total revenues for 2002, 2003, 2004 or the first nine months of 2005. Most of our customer agreements are in the form of purchase orders and are not pursuant to a formal agreement. As a result, none of our major customers is under any long-term commitment to purchase products from us, and there is no guarantee that any of them will continue to do business with us.

We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.
     We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 86% of our total revenues in 2004 and 81% of our total revenues in the first nine months of 2005.
     The telecommunications industry suffered a significant worldwide downturn beginning in 2000, and has only recently begun to grow again. In connection with this downturn, there were worldwide reductions in telecommunications network projects that resulted in the loss of some of our key customers and reduced revenues from our remaining customers. We also were forced to undertake significant cost reduction measures as a result. The telecommunications industry has only recently begun to grow again. Our revenues are dependent, in part, on growth of wireless telephony, increasing data-intensive cellular traffic, deployment of third-generation, or “3G”, networks and the introduction of other high capacity data-only telecommunications networks. If similar downturns reoccur, or if the telecommunications industry fails to grow as we anticipate, our revenues may remain flat or decrease. Significantly lower revenues would likely force us to make provisions for excess inventory and abandoned or obsolete equipment and reduce our operating expenses. To reduce our operating expenses, we could be required to reduce the size of our workforce and consolidate facilities. We cannot guarantee that we would be able to reduce operating expenses to a level commensurate with the lower revenues resulting from such an industry downturn.
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
     In the past, our operating results have reflected lower revenues in the first and third calendar quarters due to seasonality in the telecommunications network market. Revenues attributable to telecom OEMs typically contract in the first quarter due to delays in purchasing resulting from wireless carriers’ budgeting processes. The third quarter is generally slow in our telecommunications network market as many of our European telecom OEM customers shut down their factories for a portion of the summer months. The fourth quarter historically has been our strongest quarter as the wireless carriers expend their remaining capital budgets for the year. The third quarter of 2005 did not reflect this historical pattern, and we believe the sequential increase in revenues we generally see from the third quarter to the fourth quarter may not be as significant, as we have experienced in the past, but we cannot assure you that will be the case.

Because of the shortages of some components and our dependence on single source suppliers and custom components, we may be unable to obtain an adequate supply of components of sufficient quality in a timely fashion, or we may be required to pay higher prices or to purchase components of lesser quality.
     Many of our products are customized and must be qualified with our customers. This means that we cannot change components in our products easily without delays associated with requalification. Accordingly, while a number of the components we use in our products are made by multiple suppliers, we may effectively have single source suppliers for some of these components.
     In addition, we currently purchase a number of components, some from single source suppliers, including, but not limited to:
•	semiconductor devices;

•	application-specific monolithic microwave integrated circuits;

•	voltage-controlled oscillators;

•	voltage regulators;

•	lead-free surface mount components;

•	high-frequency circuit boards;

•	custom connectors;

•	electromagnetic housings;

•	yttrium iron garnet components; and

•	magnetic components.
     Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and lower our margins. Recently, we suffered from a shortage of and quality issues with various components, including voltage-controlled oscillators, voltage regulators and certain high-frequency circuit boards. These shortages and quality issues have adversely impacted our product revenues in each of the last three quarters and may further reduce product revenues in the future. Our single source suppliers could enter into exclusive agreements with or be acquired by one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business. Even to the extent alternative suppliers are available to us and their components are qualified with our customers on a timely basis, identifying them and entering into arrangements with them may be difficult and time consuming, and they may not meet our quality standards. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms.
Our cash requirements will be impacted by our need to increase inventories.
     As part of our expansion in the telecommunications market and our increased emphasis on the defense electronics and homeland security markets, we have increased the number of our products by over three times during 2005. The products we manufacture require hundreds to thousands of components obtained from a wide variety of suppliers and we have faced component shortages and quality issues from our suppliers. In addition, in order to maintain and enhance our competitive position, we must be able to satisfy our customers’ rapidly-changing needs. As a result of these challenges, we have significantly increased our raw materials inventory and added more finished products to our key customers’ consignment stocks so that they will be better-positioned to meet their own customers’ demand. These increases in raw materials and finished goods have significantly increased our working capital needs.
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
     We design semiconductor devices. However, we do not own or operate a semiconductor fabrication facility, or foundry, and rely on a limited number of third parties to produce these components. Our primary semiconductor foundry is Velocium, a business unit of Northrop Grumman Space & Mission Systems Corp., which was the holder of approximately 11.9% of our common stock as of November 2, 2005, and a wholly-owned subsidiary of Northrop Grumman Corporation. In this report, we refer to the Northrop Grumman Space & Mission Systems Corp. foundry by its tradename, Velocium. Velocium produced over 85% of our semiconductors in 2004. We also use other suppliers for some of our products. The loss of our relationship with or our access to any of the semiconductor foundries we currently use, particularly Velocium, and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.
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
     For example, some radios incorporating our transceivers that are manufactured and shipped by one of our customers have experienced degraded performance after installation in the field. The cause of the degradation was identified to be a faulty semiconductor component originally developed and supplied by TRW Inc. that was incorporated in the transceiver. TRW was later acquired by Northrop Grumman Corporation and renamed Northrop Grumman Space & Mission Systems Corp., and its foundry is referred to by its tradename, Velocium. Pursuant to a settlement agreement between TRW and us, we are responsible for the direct costs associated with the repair and replacement of the degraded transceivers produced under our supply agreement with the customer. Northrop Grumman Space & Mission Systems Corp., as successor to TRW, compensated our customer for the indirect costs associated with the repair and replacement of the degraded radios and transceivers. These indirect costs include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in each returned radio. During 2001, we reserved $4.6 million for warranty charges to cover the actual repair of the transceivers containing these faulty components, of which $1.8 million had been used through September 30, 2005.
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
     In the fourth quarter of 2004 and the first nine months of 2005, we have been unable to manufacture products in the volume requested by our customers. In the future, we may not be able to manufacture products and deliver them to our customers at the times and in the volumes they require. Manufacturing delays and interruptions can occur for many reasons, including, but not limited to:
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
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of September 30, 2005, we had 38 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, Multilithic Microsystem technology and system designs. Our issued United States patents expire between 2007 and 2020. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a patent by patent basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
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
     Among merchant suppliers in the telecommunications network market, we primarily compete with Eyal Microwave Industry, Filtronics plc, the Forem division of Andrew Corporation, Linkra Srl, Microelectronics Technology Inc., REMEC, Inc., Teledyne Technologies Incorporated, Thales Group SA and Xytrans Inc. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their high-frequency RF transceiver modules, rather than use merchant suppliers like us. We believe that approximately one-half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and the potential related sales. In the defense electronics and homeland security markets, we primarily compete with Aeroflex Incorporated, AML Communications Inc., Chelton, Ltd., CTT Inc., Herley Industries, Inc., KMIC Technology, Inc. and Teledyne Technologies Incorporated.
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
Our failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, excess inventory, sales limitations and criminal and civil liabilities.
     Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the electronics industry as companies are moving towards becoming compliant with the Restriction of Hazardous Substances Directive, or RoHS Directive. The RoHS Directive is European legislation that restricts the use of a number of substances, including lead, effective July 2006. We believe that our products will be compliant with the RoHS Directive and that materials will be available to meet these emerging regulations. However, it is possible that unanticipated supply shortages or delays or excess non-compliant inventory may occur as a result of these new regulations. Failure to comply with any applicable environmental regulations could result in a range of consequences, including loss of sales, fines, suspension of production, excess inventory, and criminal and civil liabilities.

Government regulation of the communications industry could limit the growth of the markets that we serve or could require costly alterations of our current or future products.
     The markets that we serve are highly regulated. Communications service providers must obtain regulatory approvals to operate broadband wireless access networks within specified licensed bands of the frequency spectrum. For example, the Indian government’s unexpected decision to award a license to a carrier in an alternative frequency band for which we did not then supply RF modules adversely impacted our revenues for the first quarter of 2004. Further, the Federal Communications Commission and foreign regulatory agencies have adopted regulations that impose stringent RF emissions standards on the communications industry. In response to the new environmental regulations on health and safety in Europe and China, we are required to design and build a lead-free product. Changes to these regulations may require that we alter the performance of our products.
Risks Relating to Ownership of Our Stock
The assets of Wood River Partners, L.P. and certain of its affiliates, the holders of approximately 37.9% of our outstanding common stock as of November 3, 2005, have been placed into receivership by the Securities and Exchange Commission, and the receiver may dispose of the shares of our common stock held by Wood River Partners, L.P. and its affiliates in a manner that adversely affects the trading price of our common stock.
     Based on filings made with the Securities and Exchange Commission, as of November 2, 2005, Wood River Partners, L.P. and certain of its affiliates own approximately 37.9% of our outstanding common stock. On October 13, 2005, the Securities and Exchange Commission filed an emergency action against Wood River Partners, L.P and these affiliates (together, “Wood River”), and, concurrently with the filing of the action, an order was entered placing all assets of Wood River into the receivership of Arthur Steinberg, Esq. The receiver may be required to liquidate the assets of Wood River in order to satisfy claims against Wood River, or may otherwise determine that the liquidation of Wood River’s position in Endwave is in the best interests of the investors in Wood River. Such disposition of Endwave shares may have the effect of reducing the trading price of our common stock.
The market price of our common stock has historically fluctuated and is likely to fluctuate in the future.
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. For example, in the first nine months of 2005, the lowest bid price for our common stock was $12.30 and the highest bid price for our common stock was $55.41, and in 2004, the lowest bid price for our common stock was $5.50 and the highest bid price for our common stock was $19.20. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
•	our financial performance or the performance of our competitors;

•	the sale of common stock by Wood River, Northrop Grumman or other stockholders;

•	technological innovations or other trends or changes in the telecommunications network, defense electronics or homeland security markets;

•	successes or failures at significant product evaluations or site demonstrations;

•	the introduction of new products by us or our competitors;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	decisions by major participants in the communications industry not to purchase products from us or to pursue alternative technologies;

•	decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry;

•	market conditions in the industry, the financial markets and the economy as a whole; and

•	low trading volume of our common stock.
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

Wood River and Northrop Grumman control a large percentage of our common stock and are able to significantly affect the outcome of matters requiring stockholder approval.
As of November 2, 2005, Wood River and Northrop Grumman beneficially owned approximately 37.9 % and 11.9%, respectively, of our outstanding common stock. Because most matters requiring approval of our stockholders require the approval of the holders of a majority of the shares of our outstanding common stock, the significant beneficial ownership interest of Wood River and Northrop Grumman allows them to significantly affect the election of our directors and the outcome of most corporate actions requiring stockholder approval and to significantly affect our corporate actions in a manner that could conflict with the interests of our other stockholders. As of that date, our directors and executive officers owned, or had the right to acquire within 60 days thereafter, approximately 10% of our outstanding common stock. As a result, they also may have a significant impact on matters requiring approval of our stockholders. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders, even if the transaction is favorable to our stockholders.
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

PART II. OTHER INFORMATION
Item 6. Exhibits

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(1)	Amended and Restated Bylaws effective October 20, 2000.

4.1(1)	Form of specimen Common Stock Certificate.

4.2(1)	Investors’ Rights Agreement by and among Endwave Corporation and certain investors named therein dated March 31, 2000.

4.3(3)	Amended and Restated Registration Rights Agreement by and between Northrop Grumman Space & Mission Systems Corp. and Endwave Corporation dated September 14, 2005.

10.1(1)	Form of Indemnity Agreement entered into by Endwave Corporation with each of its directors and officers.

10.2(1)*	1992 Stock Option Plan.

10.3(1)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(1)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(1)*	2000 Equity Incentive Plan, as amended.

10.6(1)*	Form of Stock Option Agreement under 2000 Equity Incentive Plan.

10.7(1)*	2000 Employee Stock Purchase Plan.

10.8(1)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.9(4)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.10(1)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.11(5)*	Description of Compensation Payable to Non-Employee Directors.

10.12(5)*	2005 Base Salaries for Named Executive Officers.

10.13(5)*	2005 Executive Incentive Compensation Plan.

10.14*	Executive Officer Severance and Retention Plan.

10.15(6)*	Transaction Incentive Plan.

10.16(1)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.17(1)†	Production Agreement by and between TRW Inc. and Endwave Corporation dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.

10.18(1)†	Services Agreement by and between TRW Inc. and Endwave Corporation dated March 31, 2000.

Number	Description
10.19(7)†	Development Agreement by and between Nokia and Endwave Corporation dated August 14, 2003.

10.20(8)†	Purchase Agreement by and between Nokia Corporation and Endwave Corporation dated December 31, 2003.

10.21(2)	Industrial Lease by and between The Irvine Company and Endwave Corporation dated January 28, 2004.

10.22(2)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and Endwave Corporation dated March 26, 2004.

10.23(9)	Settlement and Release Agreement by and between Northrop Grumman Space & Mission Systems Corp. and Endwave Corporation dated March 23, 2005.

10.24†	Manufacturing and Supply Agreement by and between HANA Microelectronics and Endwave Corporation dated September 18, 2002.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with Endwave Corporation’s Registration Statement on Form S-1 (Registration No. 333-41302).

(2)	Previously filed with Endwave Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(3)	Previously filed as an exhibit to Endwave Corporation’s Current Report on Form 8-K filed on September 15, 2005.

(4)	Previously filed with Endwave Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(5)	Previously filed as an exhibit to Endwave Corporation’s Current Report on Form 8-K filed on February 3, 2005.

(6)	Previously filed with Endwave Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(7)	Previously filed with an amendment to Endwave Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 4, 2004.

(8)	Previously filed with an amendment to Endwave Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on August 4, 2004.

(9)	Previously filed as an exhibit to Endwave Corporation’s Current Report on Form 8-K filed on March 25, 2005.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ENDWAVE CORPORATION

Date: November 14, 2005
By:	/s/ Edward A. Keible, Jr.

Edward A. Keible, Jr.
President and Chief Executive Officer

By:	/s/ Julianne M. Biagini

Julianne M. Biagini
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Number	Description
10.14*	Executive Officer Severance and Retention Plan.

10.24†	Manufacturing and Supply Agreement by and between HANA Microelectronics and Endwave Corporation dated September 18, 2002.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.