Form 10-K
period 2005-12-31
ENDWAVE CORP
filed 2006-03-15
CIK 1118941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file requires pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $329 million. Shares of voting common stock held by directors, executive officers, and by each person who was known to us to beneficially own 10% or more of the outstanding common stock as of such date have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The foregoing calculation does not exclude the shares of common stock that were held by the Wood River group of funds as of June 30, 2005, as such information has not been made available to the registrant. The aggregate market value has been computed based on a price of $47.60, which was the closing sale on June 30, 2005 as reported by the Nasdaq National Market.

The number of shares outstanding of the registrant’s common stock as of February 17, 2006 was 11,363,475.

ENDWAVE CORPORATION

FORM 10-K
Year Ended December 31, 2005

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 17A of the Securities Act of 1933 (the “Securities Act”) and within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that are subject to the “safe harbor” created by those sections. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “opportunity,” “plan,” “potential,” “predict” or “will,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements may be found, among other places, in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. The risks and uncertainties are attributable to, among other things: our ability to achieve and maintain profitability; our customer and market concentration; our ability to penetrate new markets; fluctuations in our operating results from quarter to quarter; our reliance on third-party manufacturers and semiconductor foundries; acquiring businesses and integrating them with our own; component, design or manufacturing defects in our products; and our dependence on key personnel. Because of the risks and uncertainties referred to above, actual results or outcomes could differ materially from those expressed in any forward-looking statements made by us or on our behalf and you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report or the date of documents incorporated by reference in this report that include forward-looking statements.

PART I

Item 1.	Business

Introduction

We design, manufacture and market radio frequency, or RF, modules that enable the transmission, reception and processing of high frequency signals in telecommunication networks, defense electronics and homeland security systems. Our high-frequency RF module designs can accommodate a wide range of component performance and assembly process variations, resulting in ease of manufacture and high test yields. These attributes, coupled with our automated test systems, allow us to use cost-effective, offshore contract manufacturers to assemble and test the majority of our products. Our RF modules are typically used in high-frequency applications and include integrated transceivers, amplifiers, synthesizers, oscillators, up and down converters, frequency multipliers and microwave switch arrays. As used in this report, “we,” “us,” “our,” “Endwave” and words of similar import refer to Endwave Corporation and, except where the context otherwise requires, its consolidated subsidiary, Endwave Defense Systems Incorporated (formerly JCA Technology, Inc.).

Most of our RF modules are deployed in telecommunication networks, including current and next-generation cellular networks, carrier class trunking networks and point-to-point transmission networks. Our target customers for these applications are telecommunication network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs. Telecom OEMs provide the wireless equipment used by service providers to deliver voice, data and video services to businesses and consumers. Telecom OEMs that purchased our products accounted for approximately 80% of our total revenues during 2005 and included Ceragon, Nera ASA, Nokia, Powerwave Technologies, Inc. (formerly LGP Allgon), Siemens AG and Stratex Networks, Inc.

Our RF modules are also designed into various applications outside of the telecommunication network market, including defense electronics and homeland security systems. Our target customers in the defense electronics market include defense systems integrators and their subcontractors that design aerospace systems, defense systems, weapons and electronics platforms for domestic and foreign defense customers. Our target customers in the homeland security market include those customers that are utilizing the properties of high-frequency RF to create new capabilities designed to detect security threats. In this report, we refer to our target customers in the defense electronics and homeland security markets as defense and homeland security systems integrators. Revenues from this group of customers, including BAE Systems, The Boeing Company, Lockheed Martin Corporation, Raytheon Company, and SafeView, Inc., accounted for approximately 20% of our total revenues in 2005.

We were originally incorporated in California in 1991 and reincorporated in Delaware in 1995. In March 2000, we merged with TRW Milliwave Inc., a RF subsystem supplier that was a wholly-owned subsidiary of TRW Inc. In connection with the merger, we changed our name from Endgate Corporation to Endwave Corporation. On October 17, 2000, we successfully completed the initial public offering of our common stock.

Industry Background and Markets

High-Frequency RF Technology

The applications of RF technology are broad, extending from terrestrial AM radio at the low end of the frequency spectrum, which is less than 1 MHz (megahertz, or million cycles per second), to atmospheric monitoring applications at the high end of the frequency spectrum, which is around 100 GHz (gigahertz, or billion cycles per second). Our products employ microwave and millimeterwave technology. Microwave technology refers to technology for the transmission of signals at high frequencies, from approximately 1 GHz to approximately 20 GHz. Millimeterwave technology refers to technology for the transmission of signals at very high frequencies, from approximately 20 GHz to beyond 100 GHz. The term microwave, however, is commonly understood in the industries we serve, and we use that term in this report, as meaning both microwave and millimeterwave.

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

Growth of Wireless Telephony in Developing Nations.  Developing nations, such as Brazil, Russia, India and China, have experienced a dramatic increase in wireless cellular telephony over the past few years. For example, in February 2005, Nokia publicly announced that its sales in China grew 44% from 2003 to 2004 and that China could become its largest market within three years. Nokia attributed its growth in China to both increased deployment in rural areas and a strong replacement market in urban areas. We believe this growth in cellular telephony will continue in China and other developing nations. We expect that this growth will result in increased demand for microwave backhaul radios because these countries lack well-established wireline infrastructures.

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

Introduction of Other High Capacity Data-Only Telecommunication Networks.  We believe the introduction of fixed wireless access data networks will also increase demand for microwave radios. Various approaches are being considered for the widespread implementation of fixed wireless access networks, including the IEEE 802.16 WiMAX standard. WiMAX is supported by a large industry consortium, which includes market leaders such as Alcatel, Cisco Systems, Inc., Ericsson, Intel Corporation, Microsoft Corporation, Motorola, Inc., Nera ASA, Nokia, Siemens AG, Stratex Networks, Inc. and ZTE Corporation. Such fixed wireless access networks will, like cellular telephone networks, face the technological and cost issues associated with connecting individual access points to the wireline network infrastructure. This need for backhaul represents an opportunity for microwave radios, particularly because the anticipated high bandwidth requirements of fixed wireless access networks are served more cost-effectively by microwave radios than wireline alternatives.

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

Radar Systems.  RF modules are used in traditional radar systems to detect large objects at significant distances. In addition, many new weapons systems employ complementary sophisticated radar systems designed to detect small vehicles and combat personnel. These new systems often use higher frequencies in order to provide greater resolution. A further use of high frequency radar is airborne vision equipment that allows pilots to see through low lying haze and dust much in the same way night vision goggles permit one to see in the dark.

Intelligent Battlefield Systems.  The United States military has initiated an effort called the “intelligent battlefield” with the goal of providing the military with comprehensive, real-time information about the situation on the battlefield. Intelligent battlefield systems aggregate data from multiple radar and video sources that survey the battlefield and relay information nearly instantaneously to battlefield commanders. In the recent Quadrennial Defense Review published in February 2006, these systems are referred to as the “unblinking eye” over the battlespace. Such systems require high-bandwidth communication capabilities similar to those found in commercial telecommunication systems.

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

We believe that the growth of these new security markets for RF modules may prove significant. The United States government’s spending on homeland security has more than doubled from $17 billion in government fiscal year 2001 to over $40 billion in government fiscal year 2006.

Our Opportunity

Historically, when telecom OEMs and defense electronics and homeland security systems integrators incorporated high-frequency RF modules into their products, they designed and manufactured them internally.

However, faced with the need to generate greater cost efficiencies and technological innovations with fewer resources, we believe these telecom OEMs and systems integrators are increasingly looking to merchant suppliers for these items.

We have observed a trend of increasing use of merchant suppliers in the telecommunication network market. Of the top 15 microwave radio manufacturers that collectively represent over 95% of the microwave radio unit volume worldwide, 12 use merchant suppliers for all or some of their transceiver modules, with the use of merchant suppliers increasing. We believe the same dynamic will also occur in the defense electronics and homeland security markets.

We believe there are several key characteristics that telecom OEMs and defense and homeland security systems integrators value in a potential supply partner of high-frequency RF modules:

Low Cost.  Telecom OEMs and defense and homeland security systems integrators are under increasing pricing pressure from their customers so they expect effective cost-reduction programs from their merchant suppliers. These cost-reduction programs require merchant suppliers to make a comprehensive effort at multiple levels, including the integration of multiple functions, efficient manufacturing, effective supply chain management and use of low-cost sub-contractors, as appropriate.

Technical Depth.  Telecom OEMs and systems integrators seek merchant suppliers of RF modules that have significant experience in and understanding of the overall system design. This depth and breadth of understanding is crucial to determining appropriate overall system level tradeoffs and in providing advice to the telecom OEM or system integrator, thereby enabling the OEM or system integrator to design and deploy its systems more cost-effectively.

Flexible Production.  Volatility of demand is common in the market for RF modules, especially in the telecommunication network market. Therefore, these OEMs and systems integrators need merchant suppliers that can accommodate fluctuations in the demand, whether in mix or quantity, in the normal course of business and can flexibly scale their manufacturing to match the fluctuating demands of the OEM or systems integrator.

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

Accelerate Revenue Growth

Increase our Telecommunication Network Business.  We have long-standing customer relationships with many major telecom OEMs. We intend to use our customer base and track record, in conjunction with our low-cost manufacturing expertise, to increase our revenues. For a customer’s new designs, we intend to capture their business by designing and manufacturing new transceiver modules. However, if a customer is already producing a transceiver in-house, we intend to capture this additional business by taking over the production of their transceiver module designs and moving the production to our offshore contract manufacturing facilities where we can lower production costs by using our innovative supply chain management techniques. When economically justified, we also plan to redesign our customers’ existing transceivers to lower costs further. While some of these existing customer designs may have lower profit margins, we believe that capturing this added volume helps to absorb fixed manufacturing costs and will improve our position in the future. In this market, we also intend to generate additional revenues by offering both new product lines and frequencies. For example, in 2004, Nokia, Nera ASA and Siemens AG each expanded their relationship with us through purchasing new transceiver modules at different frequencies, Nera ASA chose to outsource most of its internal transceiver manufacturing to us and Siemens AG chose to outsource a portion of its internal transceiver manufacturing to us. In 2005, these relationships and associated sales volume expanded further.

Expand into New Growth Markets.  While our core market historically has been the telecommunication network market, we intend to leverage our high-frequency RF module expertise to expand in new growth markets, such as defense electronics and homeland security systems, to increase revenues and diversify our customer base. We are actively expanding our business in the defense electronics and homeland security markets with recent initiatives such as our acquisition of JCA Technology, Inc. and the formation of our Endwave Defense Systems division and our execution of a multi-year supply agreement with SafeView, Inc. In 2005, revenues from defense and homeland security systems integrators accounted for approximately 20% of our total revenues. We believe we are well positioned to take advantage of these markets as high-frequency RF modules become a more integral component of defense electronics and homeland security systems.

Grow through Acquisitions.  Since our initial public offering in October 2000, we have acquired and integrated five businesses or product lines. As a result of these transactions, we have increased our revenues and market share, broadened our product portfolio, diversified our customer base, gained expertise outside our core telecommunication network market and added key members to our staff. We believe the consolidation of high-frequency RF module suppliers will continue and will provide us additional opportunities for attractive acquisitions. It is our intent to continue to pursue strategic acquisitions that will further strengthen our competitive position and revenue growth as appropriate.

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

Outsource to Low-Cost, Contract Manufacturers.  In 2002, we began moving most of our high-volume manufacturing to HANA Microelectronics Co., Ltd., or HANA, in Thailand, a low-cost, offshore contract manufacturer. We consign raw materials to HANA, as well as provide the specialized assembly and test equipment needed to manufacture our products. HANA provides the direct labor to assemble and test our products. Our readily manufacturable designs, which can tolerate a wide range of component performance and assembly process variations, and our automated production test systems enabled this transition to offshore contract manufacturing. The portion of our product revenues attributable to products manufactured offshore increased from approximately 8% in 2002 to over 80% in 2005. This transition significantly improved our product margins and converted many of our fixed costs into variable costs. This conversion of our cost structure enables us to adjust costs flexibly in response to changing customer demand and the seasonality of our telecommunication network business. We intend to continue to use contract manufacturers to enable us to respond flexibly to changing customer demands and the seasonality of our business.

Reduce Raw Materials and Component Costs.  The costs of raw materials and components employed in high-frequency RF modules are a major part of the overall manufacturing cost. We have reduced the cost of these components by re-designing them, leveraging our purchasing power and selecting more cost-effective suppliers. As an outgrowth of our operational presence in Asia, we continue to identify low-cost, high-quality Asian-based suppliers for several of the raw materials and components used in our products.

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

Products and Technology

Products

Our RF modules are used typically in high-frequency applications and include integrated transceivers, amplifiers, synthesizers, oscillators, up and down converters, frequency multipliers and microwave switch arrays. Depending upon the requirements of our customers, we supply our products at the following levels of integration:

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

Circuit Technologies

In high-frequency RF modules, the choice and implementation of the basic circuit technology determine the performance, cost and manufacturability of the product. Currently, most of our products employ one of two alternate technologies, either hybrid microwave integrated circuit, or HMIC, technology or monolithic microwave integrated circuit, or MMIC, technology. In each case, we apply our circuit design capabilities to develop custom circuits that are optimized for cost, performance and manufacturability. All of our products manufactured at HANA employ MMIC technology. We have advanced the design of our HMIC and MMIC circuits significantly and have benefited from those advancements in reduced costs and higher production yields. Multilithic Microsystem technology, or MLMS, is a proprietary next generation circuit technology, which we believe will significantly reduce costs and allow improved performance.

The following table compares various characteristics and our assessment of the relative merits of these three distinct circuit technologies:

Circuit Technologies
	Current Technology		Endwave Next-Generation Technology
Circuit Type	HMIC	MMIC	MLMS

Description	Individual devices bonded to a substrate and then interconnected with bond wires	Monolithic semiconductor substrate with patterned devices and interconnections	Individual devices flip chip attached using our patented flip chip assembly technology to a complex substrate
Module Design	Multiple circuits cascaded to form a functional block	Multiple circuits cascaded to form a functional block	Single substrate can form a complete “system on a chip” functional block
Substrate	Ceramic with single top layer metallization	Semiconductor material, typically gallium arsenide	Next generation, multi- layer substrate containing metal, capacitive and resistive layers
Active Devices	Individual RF devices attached to substrate	Devices patterned into various areas of the substrate; active device area is a small fraction of total substrate area	Individual RF devices especially designed for flip chip assembly
Application	Used for rapid prototyping and low volume production	Used for high volume automated or third-party assembly	Used for high volume automated or third-party assembly
Number of Bond Wires (which require manual tuning)	High — Often hundreds per module	Moderate — Often tens per module	Low — Often fewer than 10 per module
Performance	Variable — Units must be hand-tuned to required specifications and performance may be variable	Good — MMIC circuit designed for consistent performance, limited by substrate characteristics	Excellent — Very consistent performance due to lack of bond wires and improved substrate material
Design Difficulty	Moderate — The most flexible circuit technology for customizing RF performance; can be designed very quickly by us because of our large library of HMIC core elements	Difficult — Complete circuit and all interactions must be concurrently analyzed; complicated by sub- optimal substrate properties of semiconductor materials for interconnection and filter elements; single-substrate process must be used for all devices	Moderate — Multi-layer properties of substrate facilitate ease of design; layers optimized for their function
Relative Cost	High — Material costs are modest, but high assembly, test and rework labor costs	High — Material cost of large semiconductors is expensive	Moderate — Device and substrate costs are lower than MMICs; assembly process automated for lower labor costs than HMICs
Status	In production	In production	In the initial stages of commercial production

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

The following table compares current RF packaging technology with our new Epsilon packaging technology and our assessment of the relative merits of these two distinct circuit packaging technologies:

Circuit Packaging Technologies
	Current Technology	Endwave Next-Generation Technology
Package Type	Planar	Epsilon

Description	Circuit substrates mounted to metal carrier and then enclosed with metal cover; entire assembly mounted to conventional printed wiring board	Circuit substrates mounted directly to composite printed wiring board using ‘chip on board‘ approach and then enclosed with non-metallized plastic cover
Size and Weight	Metallic parts add significant thickness and weight	Significantly thinner and lighter than planar packages
Performance	Good — Good performance with adequate RF gasket seal	Excellent — RF cavity sealed better than planar packages
Design Difficulty	Moderate — Requires separate design effort for carrier and cover with interfaces to printed wiring board	Low — Fewer elements to design and fewer mechanical interfaces to manage than planar packages
Manufacturability	Eight major assembly steps	Four major assembly steps
Relative Cost	Moderate — Material costs are significant	Low — Metal carrier eliminated and plastic cover is more cost-effective
Status	In production	In the initial stages of commercial production

Sales and Marketing

We focus on the global telecommunication network, defense electronics and homeland security markets. We sell our products through our direct sales efforts, which are supported by a network of domestic and international independent representatives. For each of our major customers, we assign a technical account manager, who has responsibility for developing and expanding our relationship with that customer. Our direct sales efforts are augmented by traditional marketing activities, including advertising, participation in industry associations and presence at major trade shows.

Our products are highly technical and the sales cycle can be long. Our sales efforts involve a collaborative and iterative process with our customers to determine their specific requirements either in order to design an appropriate solution or transfer efficiently the product to our offshore contract manufacturer. Depending on the product and market, the sales cycle can typically take anywhere from 2 to 24 months.

Customers

We sell our products primarily to telecom OEMs and defense and homeland security systems integrators. During 2005, we shipped products to more than 100 different customers. Our key customers, which accounted for approximately 89% of our total revenues in 2005, and the markets they served, were:

Telecommunication Network	Defense Electronics and Homeland Security

Ceragon	BAE Systems
Nera ASA	The Boeing Company
Nokia	Lockheed Martin Corporation
Powerwave Technologies, Inc.	Raytheon Company
Siemens AG Stratex Networks, Inc.	SafeView, Inc.

Revenues from all of our telecom OEM customers comprised approximately 80% of our total revenues in 2005. While we intend to increase our revenues in the defense electronics and homeland security markets, we expect that the majority of our revenues will be attributable to a limited number of telecom OEMs for the foreseeable future.

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

Competition

Among merchant suppliers in the telecommunication network market, we primarily compete with Eyal Microwave Industry, Filtronics plc, the Forem division of Andrew Corporation, Linkra Srl, Microelectronics Technology Inc., REMEC Broadband Wireless, Inc., Teledyne Technologies Incorporated, Thales Group SA and Xytrans Inc. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their own high-frequency RF transceiver modules, rather than use merchant suppliers like us. We believe that over one half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and related sales. Conversely, if they should decide to outsource their requirements, this may significantly expand the market available to us. In the defense electronics and homeland security markets, we primarily compete with Aeroflex Incorporated, AML Communications Inc., Chelton, Ltd., CTT Inc., Herley Industries, Inc., KMIC Technology, Inc., Miteq Inc. and Teledyne Technologies Incorporated.

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

Our research and development and related engineering expenses were $4.5 million, $5.0 million and $6.5 million in 2003, 2004 and 2005, respectively. The increase in 2005 spending as compared to 2004 was attributable to the increase in personnel-related expenses of $815,000 primarily related to increases in our engineering personnel and a full year of JCA personnel-related expenses and increased project-related expenses of $307,000 to support increased development fee revenues. The increase in 2004 spending as compared to 2003 was primarily the result of research and development expenses incurred as a result of our ownership of JCA during the second half of 2004.

Patents and Intellectual Property Rights

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of December 31, 2005, we had 38 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, MLMS technology and system designs. Our issued United States patents expire between 2007 and 2020. We also license technology from other companies, including Northrop Grumman Corporation. There are no limitations on our rights to make, use or sell products we may develop in the future using the technology licensed to us by Northrop Grumman Corporation, provided that the products are for commercial customers and non-satellite applications.

We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decisions as to whether to seek formal patent protection and the countries in which to seek it are taken on a patent by patent basis and are based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property. With regard to our pending patent applications, it is possible that no patents may be issued as a result of these or any future applications or the allowed patent claims may be of reduced value and importance. Further, any existing or future patents may be challenged, invalidated or circumvented thus reducing or eliminating their commercial value.

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

Operations

We currently have our products manufactured in two locations. Domestically, we operate a plant in Diamond Springs, California for those products that are being produced in low volumes. Our domestic manufacturing operations are primarily for defense electronics applications, which must be manufactured within the United States due to government export control regulations. The majority of our products are manufactured in Thailand by HANA, a contract manufacturer. Under our manufacturing contract, HANA supplies the physical plant, direct labor, basic assembly equipment and warehousing functions. We supplement those activities with our own full-time, in-country staff consisting of one employee and twelve independent contractors who provide production planning, process engineering, test engineering and quality assurance support. We own certain assets held in HANA’s factory, including specialized test and assembly equipment and various raw material and product inventories. Our arrangement with HANA allows us to reduce our labor and facility expenses while maintaining tight control of process and quality. To reduce our costs further, we have identified lower cost Asian sources for various raw materials, especially basic metal and circuit board components. Our manufacturing agreement with HANA currently expires in July 2006, but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least 90 days prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 120 days’ prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. While our relations with HANA are good and we do not anticipate an interruption in our arrangement with HANA, there can be no assurance that HANA will not seek to terminate its agreement with us.

We design custom semiconductor devices. However, we do not own or operate a semiconductor foundry and rely on a limited number of third parties to produce these components. Our use of various third-party semiconductor foundries gives us the flexibility to use the process technology that is best suited for each application and eliminates the need for us to invest in and maintain our own semiconductor facilities. Our primary semiconductor foundry is

Velocium, a business unit of Northrop Grumman Space Mission & Systems Corp. and a wholly-owned subsidiary of Northrop Grumman Corporation. In this report, we refer to the Northrop Grumman Space & Mission Systems Corp. foundry by its trade name, Velocium. Velocium produced over 65%, in economic value terms, of our semiconductors in 2005. We also use other suppliers for some of our products. The loss of our relationship with or our access to any of the semiconductor foundries we currently use, particularly Velocium, and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers. Our current supply agreement with Velocium would have expired by its terms in December 2005 but was extended by mutual agreement through March 31, 2006 while a new supply agreement is negotiated. While we believe we are a significant customer of and do not anticipate an interruption in our relationship with Velocium, there can be no assurance that Velocium will renew its agreement with us. We estimate that it may take up to six months to shift product of a given semiconductor circuit design to a new foundry.

All of the manufacturing facilities we use worldwide are registered under ISO 9001-2000, an international certification standard of quality for design, development and business practices. Additionally, we are certified under AS-9100 in support of our defense and homeland security activities. We maintain comprehensive quality systems at all of these facilities to ensure compliance with customer specifications, configuration control, documentation control and supplier quality conformance.

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

Our backlog at March 1, 2006 for shipments expected to occur through December 31, 2006 was approximately $56.6 million. By comparison, our backlog as of March 16, 2005 for shipments then expected to occur by December 31, 2005 was $29.8 million.

Governmental Regulation

Government regulations directly affect our business in two principal ways. In our telecommunication network market, the frequencies at which wireless systems transmit and receive data are dictated by government licensing agencies in the location where they are deployed. Unexpected difficulties in obtaining licenses or changes in the operating frequencies allowed can halt or delay microwave radio deployments and therefore halt or delay the need for our products. Both national and international regulatory bodies have set stringent standards on the performance of microwave radios, especially spurious emissions and their potential to cause interference in other systems. Meeting these regulations is technologically challenging and changes in the regulations could require a re-design of our products to achieve compliance.

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

Employees

As of December 31, 2005, we had 141 full-time employees, including 68 in manufacturing, 41 in product and process engineering, 16 in sales and marketing and 16 in general and administrative. Our employees are not subject to any collective bargaining agreement with us and we believe that our relations with our employees are good.

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

Item 1A.	Risk Factors

You should consider carefully the following risk factors as well as other information in this report before investing in any of our securities. If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected. This could cause the market price of our common stock to decline, and you may lose all or part of your investment.

Risks Relating to Our Business

We have had a history of losses and may not be profitable in the future.

We have had a history of losses. We had a net loss of $874,000 in 2005. We also had net losses of $7.9 million and $4.4 million for the years ended December 31, 2003 and 2004 respectively. There is no guarantee that we will achieve or maintain profitability in the future.

We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nera, Nokia or Siemens or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.

We depend, and expect to continue to depend, on a relatively small number of telecommunication network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs, for a large portion of our revenues. The loss of any of our major customers, particularly Nera, Nokia or Siemens, or any material reduction in orders from any of such customers would have a material adverse effect on our business, financial condition and results of operations. In 2003, 2004 and 2005 revenues from Nokia accounted for 59%, 55% and 47% of our total revenues, respectively. Revenues from Siemens accounted for 16% of our total revenues for 2005. Revenues from Nera ASA accounted for 10% of our total revenues for 2004 and 2005. Revenues from Stratex Networks, Inc. accounted for 13% of our total revenues for 2003. We had no other customers individually representing more than 10% of our total revenues for 2003, 2004 or 2005. Most of our customer agreements are in the form of purchase orders and are not pursuant to a formal agreement. As a result, none of our major customers is under any long-term commitment to purchase products from us, and there is no guarantee that any of them will continue to do business with us.

We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.

We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 86% of our total revenues in 2004 and 80% of our total revenues in 2005.

The telecommunications industry suffered a significant worldwide downturn beginning in 2000, and has only recently begun to grow again. In connection with this downturn, there were worldwide reductions in telecommunication network projects that resulted in the loss of some of our key customers and reduced revenues from our remaining customers. We also were forced to undertake significant cost reduction measures as a result. The telecommunications industry has only recently begun to grow again, but at a more measured rate than previously.

Our revenues are dependent, in part, on growth of wireless telephony particularly in developing countries, increasing data-intensive cellular traffic, deployment of third-generation, or “3G”, networks and the introduction of other high capacity data-only telecommunication networks. If similar downturns reoccur, or if the telecommunications industry fails to grow as we anticipate, our revenues may remain flat or decrease. Significantly lower revenues would likely force us to make provisions for excess inventory and abandoned or obsolete equipment and reduce our operating expenses. To reduce our operating expenses, we could be required to reduce the size of our workforce and consolidate facilities. We cannot guarantee that we would be able to reduce operating expenses to a level commensurate with the lower revenues resulting from such an industry downturn.

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

Historically, all or a large majority of our revenues have been attributable to sales of our RF modules to telecom OEMs such as Nokia. Part of our growth strategy is to design and sell high-frequency RF modules for and to OEMs and systems integrators in new markets, particularly defense electronics and homeland security. To date, only a modest percentage of our revenues has been attributable to sales of RF modules to defense systems integrators. We have only recently begun to design and sell products for the recently emerging homeland security market. The potential size of this market is unclear and we cannot predict how the market will evolve. If increased demand for high-frequency RF modules in the defense electronics and homeland security markets does not materialize, we fail to secure new design wins in these markets or we are unable to design readily manufacturable products for these new markets, our growth and revenues could be adversely impacted, thereby decreasing our profitability or increasing our net losses.

Our operating results may fluctuate significantly based on seasonal factors in the telecommunication network market.

In the past, our operating results have reflected lower revenues in the first and third calendar quarters due to seasonality in the telecommunication network market. Revenues attributable to telecom OEMs typically have contracted in the first quarter due to delays in purchasing resulting from wireless carriers’ budgeting processes. The third quarter generally has been slow in our telecommunication network market as many of our European telecom OEM customers shut down their factories for a portion of the summer months. The fourth quarter historically has been our strongest quarter as the wireless carriers expend their remaining capital budgets for the year. However, we did not experience this seasonality in 2005, and we cannot be certain what seasonal factors, if any, will impact our revenues in the future or the extent of such potential fluctuations.

Because of the shortages of some components and our dependence on single source suppliers and custom components, we may be unable to obtain an adequate supply of components of sufficient quality in a timely fashion, or we may be required to pay higher prices or to purchase components of lesser quality.

Many of our products are customized and must be qualified with our customers. This means that we cannot change components in our products easily without the risks and delays associated with requalification. Accordingly, while a number of the components we use in our products are made by multiple suppliers, we may effectively have single source suppliers for some of these components.

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

Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and lower our margins. During 2005, we suffered from shortages of and quality issues with various components, including voltage-controlled oscillators, voltage regulators, metal enclosures and certain high-frequency circuit boards. These shortages and quality issues adversely impacted our product revenues throughout the year and could continue to do so in the future. Our single source suppliers could enter into exclusive agreements with or be acquired by one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business. Even to the extent alternative suppliers are available to us and their components are qualified with our customers on a timely basis, identifying them and entering into arrangements with them may be difficult and time consuming, and they may not meet our quality standards. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms.

Our cash requirements will be impacted by our need to increase inventories.

As part of our expansion in the telecommunications market and our increased emphasis on the defense electronics and homeland security markets, we have increased the number of our products by over three times during 2005. The products we manufacture require hundreds to thousands of components obtained from a wide variety of suppliers and we have faced component shortages and quality issues from our suppliers. In addition, in order to maintain and enhance our competitive position, we must be able to satisfy our customers’ rapidly-changing needs. As a result of these challenges, we have significantly increased our raw materials inventory and added more finished products to our key customers’ consignment stocks so that they will be better-positioned to meet their own customers’ demand. These increases in raw materials and finished goods have significantly increased our working capital needs and may further increase our capital needs in the future.

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

We outsource the assembly and testing of most of our telecommunication related products to a Thailand facility of HANA Microelectronics Co., Ltd., or HANA, a contract manufacturer. We plan to continue this arrangement as a key element of our operating strategy. If HANA does not provide us with high quality products and services in a timely manner, or terminates its relationship with us, we may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of our products could be delayed or lost and our reputation could be harmed. Our manufacturing agreement with HANA currently expires in July 2006 but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least 90 days prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 120 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.

We rely on Velocium and other third-party semiconductor foundries to manufacture the semiconductors contained in our products. The loss of our relationship with any of these foundries, particularly Velocium, without adequate notice would adversely impact our ability to fill customer orders and could damage our customer relationships.

We design semiconductor devices. However, we do not own or operate a semiconductor fabrication facility, or foundry, and rely on a limited number of third parties to produce these components. Our largest semiconductor foundry supplier is Velocium, a business unit of Northrop Grumman Space & Mission Systems Corp. Velocium produced over 65 percent of our semiconductors in 2005, with the balance provided by other suppliers. The loss of our relationship with or our access to any of the semiconductor foundries we currently use, particularly Velocium, and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.

Our current supply agreement with Velocium would have expired in December 2005 but was extended by mutual agreement through March 31, 2006. We are currently in contract renewal negotiations but may not be able to negotiate a new supply agreement on favorable terms, if at all. We also may not be successful in forming alternative supply arrangements that provide us with a sufficient supply of gallium arsenide devices. Because there are a limited number of semiconductor foundries that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional semiconductor foundries would require an extensive qualification process that could prevent or delay product shipments and revenues. We estimate that it may take up to six months to shift production of a given semiconductor circuit design to a new foundry.

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

For example, some radios incorporating our transceivers that are manufactured and shipped by one of our customers have experienced degraded performance after installation in the field. The cause of the degradation was identified to be a faulty semiconductor component originally developed and supplied by TRW Inc. that was incorporated in the transceiver. TRW was later acquired by Northrop Grumman Corporation and renamed Northrop Grumman Space & Mission Systems Corp. Pursuant to a settlement agreement between TRW and us, we are responsible for the direct costs associated with the repair and replacement of the degraded transceivers produced under our supply agreement with the customer. Northrop Grumman Space & Mission Systems Corp., as successor to TRW, compensated our customer for the indirect costs associated with the repair and replacement of the degraded radios and transceivers. These indirect costs include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in each returned radio. During 2001, we reserved $4.6 million for warranty charges to cover the actual repair of the transceivers containing these faulty components, of which $2.4 million had been used or reversed through December 31, 2005.

Under an agreement we entered into with Northrop Grumman Space & Mission Systems Corp. in March 2005, we agreed to pay $300,000 to Northrop Grumman Space & Mission Systems Corp. as final reimbursement for these indirect costs and to assume sole responsibility for any future product failures attributable to the semiconductor component. In April 2005, Endwave paid the $300,000 settlement fee. We are in the process of qualifying a replacement component, which will be fabricated by an alternate supplier that we believe will eliminate the degradation of performance in future production units.

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

Our products are highly technical and the sales cycle can be long. Our sales efforts involve a collaborative and iterative process with our customers to determine their specific requirements either in order to design an appropriate solution or to transfer the product efficiently to our offshore contract manufacturer. Depending on the product and market, the sales cycle can take anywhere from 2 to 24 months, and we incur significant expenses as part of this process without any assurance of resulting revenues. We generate revenues only if our product is selected for incorporation into a customer’s system and that system is accepted in the marketplace. If our product is not selected, or the customer’s development program is discontinued, we generally will not have an opportunity to sell our product to that customer until that customer develops a new generation of its system. There is no guarantee that our product will be selected for that new generation of its system. In the past, we have had difficulty meeting some of our major customers’ stated volume and cost requirements. The length of our product development and sales cycle makes us particularly vulnerable to the loss of a significant customer or a significant reduction in orders by a customer because we may be unable to quickly replace the lost or reduced sales.

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

Each of our telecommunication network products is designed for a specific range of frequencies. Because different national governments license different portions of the frequency spectrum for the telecommunication network market, and because communications service providers license specific frequencies as they become available, in order to remain competitive we must adapt our products rapidly to use a wide range of different frequencies. This may require the design of products at a number of different frequencies simultaneously. This design process can be difficult and time consuming, could increase our costs and could cause delays in the delivery of products to our customers, which may harm our reputation and delay or cause us to lose revenues.

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

Because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could have negative effects on our inventory levels, revenues and results of operations.

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

Some of our customer contracts require us to manufacture products designed by our customers. While we intend to convert many of these products to products of our own design, such transitions may be difficult and/or expensive to implement and delays or difficulties in doing so could harm our operating results.

Some of our customer contracts are based on the transfer of product manufacturing from our customers’ factories to those of our contract manufacturer, HANA. Under these contracts, we may be required to manufacture the products in a manner similar to the way our customers previously manufactured them until we are able to convert these products to products of our own design. The objective of converting a product to one of our own design is to improve manufacturability and lower costs, thereby improving our gross margins. If we encounter difficulties or delays in transitioning a customer’s product to our manufacturing process, revenues attributable to that product could be delayed or lost. The cost of manufacturing a customer-designed product is typically higher than the cost of manufacturing a product of our own design. In the short term, while we are manufacturing a customer-designed product, our gross margins will be adversely impacted. Similarly, difficulties and delays in transitioning a product to a product of our own design will result in reduced profitability over the long-term.

Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of December 31, 2005, we had 38 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, MLMS technology and system designs. Our issued United States patents expire between 2007 and 2020. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a patent by patent basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.

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

Among merchant suppliers in the telecommunication network market, we primarily compete with Eyal Microwave Industry, Filtronics plc, the Forem division of Andrew Corporation, Linkra Srl, Microelectronics Technology Inc., Remec Broadband Wireless, Inc., Teledyne Technologies Incorporated, Thales Group SA and Xytrans Inc. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their high-frequency RF transceiver modules, rather than use merchant suppliers like us. We believe that approximately one half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and the potential related sales. Further, if a telecom OEM were to sell its captive operation to a competitor, we would lose the opportunity to acquire those potential sales. In the defense electronics and homeland security markets, we primarily compete with Aeroflex Incorporated, AML Communications Inc., Chelton, Ltd., CTT Inc., Herley Industries, Inc., KMIC Technology, Inc., Miteq, Inc. and Teledyne Technologies Incorporated.

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

Risks Relating to Ownership of Our Stock

The assets of Wood River Capital Management, LLC and certain of its affiliates, the holders of 36.7% of our outstanding common stock as of December 31, 2005, have been placed into receivership by the Securities and Exchange Commission, and the receiver may dispose of such shares of our common stock. Such disposition may adversely affect the trading price of our common stock.

Based on filings made with the Securities and Exchange Commission, as of December 31, 2005, Wood River Capital Management, LLC and certain of its affiliated hedge funds, which we refer to collectively as Wood River, owned approximately 36.7% of our outstanding common stock. On October 13, 2005, the Securities and Exchange Commission filed an emergency action against Wood River and, concurrently with the filing of the action, an order was entered placing all assets of Wood River, including the Endwave shares owned by Wood River, into receivership. As a result, the receiver is also deemed to have beneficial ownership of such shares. The receiver will be required to liquidate the assets of Wood River or distribute such assets to the investors in the Wood River Funds. We currently do not know what the timing and manner of any liquidation or distribution of Endwave shares is likely to be, nor do we control any such liquidation or distribution. Such disposition of Endwave shares may have the effect of reducing the trading price of our common stock.

The market price of our common stock has historically fluctuated and is likely to fluctuate in the future.

The price of our common stock has fluctuated widely since our initial public offering in October 2000. For example, in 2005, the lowest bid price for our common stock was $9.46 and the highest bid price for our common stock was $55.41. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:

•	our financial performance or the performance of our competitors;

•	the purchase or sale of common stock, or short-selling or other transactions involving our securities, particularly by Wood River or other large stockholders;

•	technological innovations or other trends or changes in the telecommunication network, defense electronics or homeland security markets;

•	successes or failures at significant product evaluations or site demonstrations;

•	the introduction of new products by us or our competitors;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	decisions by major participants in the communications industry not to purchase products from us or to pursue alternative technologies;

•	decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry;

•	market conditions in the industry, the financial markets and the economy as a whole; and

•	the low trading volume of our common stock.

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

Wood River and the receiver of the Wood River assets control a large percentage of our common stock and are able to affect significantly the outcome of matters requiring stockholder approval.

As of December 31, 2005, Wood River and the receiver of the Wood River assets beneficially owned 36.7% of our outstanding common stock. Because most matters requiring approval of our stockholders require the approval of the holders of a majority of the shares of our outstanding common stock present in person or by proxy at the meeting, the significant ownership interest of Wood River allows Wood River and the receiver of the Wood River assets to affect significantly the election of our directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without their support, even if the transaction is favorable to our stockholders as a whole.

Our certificate of incorporation, bylaws and arrangements with executive officers contain provisions that could delay or prevent a change in control.

We are subject to certain Delaware anti-takeover laws by virtue of our status as a Delaware corporation. These laws prevent us from engaging in a merger or sale of more than 10% of our assets with any stockholder, including all affiliates and associates of any stockholder, who owns 15% or more of our outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of our voting stock, unless the board of directors approved the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock of the corporation, or the business combination is approved by our board of directors and authorized by at least 66 2/3% of our outstanding voting stock not owned by the interested stockholder. A corporation may opt out of the Delaware anti-takeover laws in its charter documents, however we have not chosen to do so. Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control of management, including a staggered board of directors, the elimination of the ability of our stockholders to act by written consent, discretionary authority given to our board of directors as to the issuance of preferred stock, and indemnification rights for our directors and executive officers. Additionally, during 2005, our board of directors adopted a Stockholder Rights Plan, providing for the distribution of one preferred share purchase right for each outstanding share of common stock held as of

December 12, 2005, that may lead to the delay or prevention of a change in control that is not approved by our board of directors. We have an Executive Officer Severance and Retention Plan and a Key Employee Severance and Retention Plan that provide for severance payments and the acceleration of vesting of a percentage of certain stock options granted to our executive officers and certain senior, non-executive employees under specified conditions. We also have a Transaction Incentive Plan for the benefit of our executive officers and certain senior, non-executive employees that provides for bonus payments to be made to them upon a change in control transaction. These plans may make us a less attractive acquisition target or may reduce the amount a potential acquirer may otherwise be willing to pay for our company.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal executive offices are located in Sunnyvale, California, where we lease approximately 16,000 square feet, which encompasses our corporate headquarters and research and development facilities. This lease expires in August 2006. We lease approximately 6,000 square feet in Andover, Massachusetts for our Northeast operations under a lease expiring in November 2008. We lease approximately 20,000 square feet in Diamond Springs, California for our manufacturing facilities under a lease that expires in June 2009. In Chiang Mai, Thailand, near the facilities of our contract manufacturer, HANA Microelectronics Co., Ltd., we lease a small office for manufacturing support under a lease expiring in March 2007. We believe that our existing facilities are adequate to meet our current and near term future needs.

Item 3.	Legal Proceedings

We are not currently party to any material litigation.

Although we are not a party to the litigation now pending in the Southern District of New York entitled “Securities and Exchange Commission v. Wood River Capital Management, LLC et al.” filed as Civil Action 05-CV-8713, we have filed a proof of claim with the Court reserving our rights to pursue claims against the defendants in such action, including possible claims for disgorgement of profits pursuant to Section 16 of the Exchange Act. Because Wood River has not yet publicly disclosed its trading history in our common stock, we are unable to determine at this time what claims exist, or what the damages for any such claims may be. To the extent we have any valid claims against Wood River, we intend to pursue them vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2005 Annual Meeting of Stockholders on October 20, 2005. The results of the voting were as follows:

1. To elect one director, John F. McGrath, to hold office until 2008 Annual Meeting of Stockholders.

 FOR:  8,984,001          WITHHELD: 2,265

To elect one director, Wade Meyercord, to hold office until 2008 Annual Meeting of Stockholders.

 FOR: 8,978,609          WITHHELD:  7,657

2. To ratify the selection by the Audit Committee of the Board of Directors of Burr, Pilger & Mayer LLP as the independent registered public accounting firm of Endwave for its fiscal year ending December 31, 2005.

 FOR: 8,985,116          WITHHELD: 1,015          ABSTAINED: 135

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “ENWV.” The following table sets forth the high and low daily bid prices per share of our common stock, as reported by the Nasdaq National Market.

	High	Low

Fiscal Year Ended December 31, 2004
First Quarter	$12.96	$7.10
Second Quarter	10.20	5.50
Third Quarter	14.60	6.83
Fourth Quarter	19.20	12.70
Fiscal Year Ended December 31, 2005
First Quarter	25.83	16.63
Second Quarter	49.75	23.66
Third Quarter	55.41	12.30
Fourth Quarter	15.34	9.46

The last reported sale price of our common stock on the Nasdaq National Market on February 17, 2006 was $9.30 per share. As of February 17, 2006, there were approximately 109 holders of record of our common stock.

We have never paid any cash dividends on our common stock. Because we currently intend to retain any future earnings to fund the development and growth of our business, we do not anticipate paying any cash dividends in the near future.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2003, 2004 and 2005 and the selected consolidated balance sheet data as of December 31, 2004 and 2005 are derived from the audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2001 and 2002 and the selected consolidated balance sheet data as of December 31, 2001, 2002 and 2003 are derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in any future periods. All per-share amounts for all periods presented have been restated to reflect the 1-for-4 reverse stock split that became effective after the close of business on June 28, 2002.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$48,735	$33,162	$33,847	$22,572	$34,125
Cost of product revenues	33,586	22,576	24,830	29,777	57,233
Other operating expenses	16,799	16,115	17,568	27,995	136,463
Loss from operations	(1,650)	(5,529)	(8,551)	(35,200)	(159,571)
Net loss	$(874)	$(4,404)	$(7,910)	$(31,002)	$(156,746)
Basic and diluted net loss per share	$(0.08)	$(0.45)	$(0.87)	$(3.47)	$(17.90)

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$22,415	$25,137	$29,298	$29,025	$57,163
Total assets	53,149	50,094	53,074	60,049	99,037
Long-term obligations, less current portion	385	559	363	1,075	3,841
Total stockholders’ equity	43,083	39,064	41,043	47,506	77,129

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Markets and Growth Strategy

Telecommunication network market.  Most of our RF modules are deployed in telecommunication networks. Our target customers for these applications are telecommunication network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs. Telecom OEMs provide the wireless equipment used by service providers to deliver voice, data and video services to businesses and consumers.

From 2004 to 2005, we experienced growth of 38% in our telecommunications-related-revenues. We benefited both from increased demand experienced by our customers and by capturing a greater share of our customers’ overall high-frequency RF transceiver business. Telecom OEMs that purchased our products accounted for 80% of our total revenues during 2005.

Additionally, we believe the demand for microwave radios and the transceiver modules used to build them is increasing. As service providers deploy more cellular base stations to serve their growing subscriber base and upgrade existing facilities, they will require more microwave radio links for cellular backhaul. We believe this projected increased demand is also driven by growth of wireless telephony in developing nations, increase in data-sensitive cellular traffic, deployment of third-generation, or “3G,” networks and the introduction of other high capacity data only telecommunication networks.

Defense electronics and homeland security system markets.  Our RF modules are also designed into various applications outside of the telecommunication network market, including defense electronics and homeland security systems. Our target customers in the defense electronics market include defense systems integrators and their subcontractors that design aerospace systems, defense systems, weapons and electronics platforms for domestic and foreign defense customers. Our target customers in the homeland security market include those customers that are taking advantage of the properties of high-frequency RF to create new capabilities designed to detect security threats.

From 2004 to 2005, we experienced growth of over 100% in our defense and homeland security-related revenue as the defense related market demand continued to be strong, we aggressively pursued opportunities and we benefited from a full year of revenue from JCA Technology, Inc. (“JCA”), which we acquired in July 2004. Revenues from our defense and homeland security business accounted for approximately 20% of our total revenues in 2005.

We also believe the demand for high-frequency RF modules within various defense electronics and homeland security systems is increasing. We are seeing increased demand in defense electronics systems as high frequency RF modules are being used in sophisticated radar systems, electronic warfare systems, intelligent battlefield systems and high-capacity communication systems. Due to the need for greater resolution, more comprehensive real-time information and better communication on the battlefield the United States military’s demand for high-frequency RF modules in the defense electronics market is growing. Similarly, the global escalation of terrorist and insurgency threats is resulting in increased governmental and private concern over providing adequate security measures. Many new, more capable systems are utilizing high-frequency RF signals for various detection and imaging systems applied to threats of violence.

Growth through acquisitions.  Since our initial public offering in October 2000, we have acquired and integrated five businesses or product lines. As a result of these transactions, we have increased our revenues and market share, broadened our product portfolio, diversified our customer base, gained expertise outside our core telecommunication network market and added key members to our staff. We believe the consolidation of high-frequency RF module suppliers will continue and will provide us additional opportunities for attractive acquisitions. It is our intent to continue to pursue strategic acquisitions that will further strengthen our competitive position and revenue growth as appropriate.

Improvement in Cost Structure

Over the past five years, we have reduced our costs dramatically and shifted many of our remaining costs from fixed to variable costs by consolidating our manufacturing operations, redesigning our products for cost reductions and improved manufacturability, streamlining our inventory management processes and reducing headcount. In 2001, we consolidated our three domestic manufacturing facilities into a single manufacturing facility in Diamond Springs, California, resulting in lower personnel and facilities costs. In 2002, we began implementing a plan to move most of our high-volume manufacturing to a lower-cost offshore contract manufacturer. Since that time, we increased the proportion of our revenues attributable to products manufactured offshore from approximately 8% in 2002 to over 80% in 2005. As a result, our cost of product revenues as a percentage of revenue have gone from 132% in 2002 to 68% in 2005.

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

Seasonality

In the past, our operating results have reflected lower revenues in the first and third calendar quarters due to seasonality in the telecommunication network market. Revenues attributable to telecom OEMs typically have contracted in the first quarter due to delays in purchasing resulting from wireless carriers’ budgeting processes. The third quarter generally has been slow in our telecommunication network market as many of our European telecom OEM customers shut down their factories for a portion of the summer months. The fourth quarter historically has been our strongest quarter as the wireless carriers expend their remaining capital budgets for the year. However, we did not experience this seasonality in 2005, and we cannot be certain what seasonal factors, if any, will impact our revenues in the future or the extent of such potential fluctuations.

Critical Accounting Policies

General

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, asset impairments, income taxes, warranty obligations, restructuring charges, and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. We discuss these policies further, as well as the estimates and judgments involved, below.

Revenue Recognition

Our primary customers are telecom OEMs and defense and homeland security systems integrators that incorporate our products into their systems. We recognize product revenues at the time title passes, which is generally upon product shipment or when withdrawn from a consignment location, and persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenues. Revenues attributable to development fees accounted for 5.1% of our total revenues in 2003, 2.5% of our total revenues in 2004 and 3.3% of our total revenues in 2005. The costs incurred under these development agreements are included in research and development expenses.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. Our reserves, which were $243,000 at December 31, 2004 and $296,000 at December 31, 2005, historically have been adequate to cover our actual credit losses. If actual credit losses were to be significantly greater than the reserves we have established, our selling, general and administrative expenses would increase.

Warranty Reserves

We generally offer a one-year to two-year warranty on all of our products. We record a liability based on estimates of the costs that may be incurred under our warranty obligations and charge to cost of product revenues the amount of such costs at the time revenues are recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. At December 31, 2004 and 2005 our warranty reserves were $4.5 million and $3.3 million, respectively. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.

Inventory Valuation

We evaluate our ending inventories for excess quantities and obsolescence at each balance sheet date. This evaluation includes review of materials usage, market conditions and product life cycles and an analysis of sales levels by product and projections of future demand and market conditions. We reserve for inventories that are considered excess or obsolete. We adjust remaining inventory balances to approximate the lower of our standard manufacturing cost or market value. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, and would be reflected in cost of product revenues in the period the revision is made. This would have a negative impact on our gross margins in that period. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of product revenues, resulting in a net benefit to our gross margin in that period. To the extent these factors materially affect our gross margins, we would disclose them.

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

Long-Lived Assets

We periodically review our property and equipment and identifiable intangible assets for possible impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Significant assumptions and estimates include the projected cash flows based upon estimated revenues and expense growth rates, the estimated royalty rates used for the valuation of acquired tradenames, and the discount rate applied to expected cash flows. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

Business Combinations

In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” the purchase price of an acquired company is allocated between the intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The valuation of the intangible assets is based on an income approach methodology that values the intangible assets based on the future cash flows that could potentially be generated by the asset over its estimated remaining life discounted to its present value utilizing an appropriate weighted average cost of capital.

At December 31, 2005, the carrying value of goodwill was $1.6 million and the carrying value of identifiable intangible assets was $3.2 million. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we assess goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. To the extent the carrying amount exceeds its fair value, an impairment charge to income is recorded. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. We completed our annual goodwill impairment test as of September 30, 2005 and determined that no adjustment to the carrying value of goodwill was required. We have determined that no events have occurred from that date through December 31, 2005 that would require anupdated analysis. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of potential impairment exist. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated in dollars and as a percentage of total revenues.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Revenues:
Product revenues	$47,119	$32,330	$32,135
Development fees	1,616	832	1,712

Total revenues	48,735	33,162	33,847

Costs and expenses:
Cost of product revenues	33,134	22,389	24,830
Cost of product revenues, amortization of intangible assets	452	187	—
Research and development	6,488	4,957	4,462
Selling, general and administrative	9,327	7,527	8,755
Transaction costs	851	—	—
In-process research and development	—	320	—
Amortization of intangible assets	179	182	—
Restructuring charges, net	(46)	2,895	304
Impairment of long-lived assets	—	389	2,589
Loss (recovery) on building sublease	—	(359)	662
Amortization of deferred stock compensation	—	204	796

Total costs and expenses	50,385	38,691	42,398

Loss from operations	(1,650)	(5,529)	(8,551)
Interest and other income, net	776	1,125	641

Net loss	$(874)	$(4,404)	$(7,910)

	Year Ended December 31,
	2005	2004	2003
	(As a percentage of total revenues)

Revenues:
Product revenues	96.7%	97.5%	94.9%
Development fees	3.3	2.5	5.1

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of product revenues	68.0	67.5	73.4
Cost of product revenues, amortization of intangible assets	0.9	0.6	—
Research and development	13.3	14.9	13.2
Selling, general and administrative	19.1	22.7	25.9
Transaction costs	1.7	—	—
In-process research and development	—	1.0	—
Amortization of intangible assets	0.5	0.5	—
Restructuring charges, net	(0.1)	8.7	0.9
Impairment of long-lived assets	—	1.2	7.6
Loss (recovery) on building sublease	—	(1.1)	2.0
Amortization of deferred stock compensation	—	0.7	2.3

Total costs and expenses	103.4	116.7	125.3

Loss from operations	(3.4)	(16.7)	(25.3)
Interest and other income, net	1.6	3.4	1.9

Net loss	(1.8)%	(13.3)%	(23.4)%

Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

Total revenues

	Year Ended December 31,
	2005	2004	% Change
	(In thousands)

Total revenues	$48,735	$33,162	47.0%
Product revenues	$47,119	$32,330	45.7%
Development fees	$1,616	$832	94.2%

Total revenues consists of product revenues and development fees. Product revenues are attributable to sales of our RF modules. We generate development fees by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. We typically enter into a development contract only if we perceive it to generate a significant opportunity for substantial sales of our RF modules. We expect to enter into more development contracts in the future as we seek to further penetrate the defense electronics market, where development contracts are customary, but we do not expect development fees to represent a significant percentage of our total revenues for the foreseeable future.

Product revenues increased substantially from 2004 to 2005 as a result of increased demand from both our telecommunications customers and our defense and homeland security system customers, despite pricing pressure resulting in a 10-15% average unit price reduction for our telecommunication products in 2005 compared to 2004. During 2005 revenues from our telecom OEM customers comprised 80% of our total revenues compared with 86%

in 2004. Revenues from our defense and homeland security and other customers were 20% of our total revenues compared with 14% in 2004. Telecommunications-related revenues increased 38% from 2004 as a result of increased demand experienced by our customers and by capturing a greater share of our customers’ overall transceiver business. During 2005, we increased our penetration at Siemens and Nera as they began outsourcing more of their transceiver production. Our defense and homeland security and other revenues increased over 100% from 2004 as the defense related market demand continued to be strong, we aggressively pursued opportunities and we benefited from a full year of revenues from JCA, which we acquired in July 2004.

The increase in development fees from 2004 to 2005 was attributable to increased development of custom designed products for new and existing customers for both our telecommunications customers and our defense and homeland security customers.

Based on our knowledge of our customers and overall market trends, we anticipate increased demand for our products during 2006. We will also continue to emphasize a strategy of growth and diversification in non-telecommunication network markets. However, because the markets we serve are difficult to predict and the economic recovery has been inconsistent, we cannot assure you that a similar revenue growth rate will be realized during 2006. The electronic component industry is experiencing pressure to reduce prices and we believe that we will continue to face similar pressure from our customers during 2006.

Cost of product revenues

	Year Ended December 31,
	2005	2004	% Change
	(In thousands)

Cost of product revenues	$33,134	$22,389	48.0%
Percentage of revenues	68.0%	67.5%

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

During 2005, the cost of product revenues as a percentage of revenues remained relatively consistent with the prior year as an increase in our direct materials cost as a percentage of revenue was offset by the benefit of increased absorption of our overhead costs due to increased overall revenue during the year. The increase in our direct materials cost as a greater portion of our revenues during 2005 was related to transceiver modules that we produced based on our customers’ designs. Our plan is to redesign our customers’ existing transceivers to lower material costs in the future.

The cost of product revenues was favorably impacted by the utilization of inventory that was previously written off amounting to approximately $295,000 during 2005 as compared to $292,000 during 2004.

We intend to continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. Our product costs are also impacted by the mix of products sold. We will incur additional costs of product revenues associated with our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) during 2006, resulting in a lower gross margin on our products.

Research and development expenses

	Year Ended December 31,
	2005	2004	% Change
	(In thousands)

Research and development expenses	$6,488	$4,957	30.9%
Percentage of revenues	13.3%	14.9%

Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment and allocated facilities costs. The increase in research and development expenses in absolute dollars was attributable to the increase in personnel-related expenses of $815,000 primarily related to increases in our engineering personnel and a full year of JCA personnel expenses and increased project-related expenses of $307,000 to support increased development fee revenues.

In 2006, we expect research and development expenses to increase in absolute dollar terms as we continue to work on certain development programs and increase our defense electronics and homeland security related business. Additionally, we will incur additional costs associated with our adoption of SFAS 123(R) during 2006.

Selling, general and administrative expenses

	Year Ended December 31,
	2005	2004	% Change
	(In thousands)

Selling, general and administrative expenses	$9,327	$7,527	23.9%
Percentage of revenues	19.1%	22.7%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, information technology, and human resources personnel, professional fees, promotional activities and allocated facilities costs. The increase in selling, general and administrative expenses in absolute dollars was attributable to the increase in personnel-related expenses of $969,000 primarily related to increases in personnel related to our defense electronics and homeland security business and a full year of JCA personnel expenses. Additionally, we incurred non-payroll related expenses attributable to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, of approximately $800,000 during 2005.

In 2006, we expect selling, general and administrative expenses to increase in absolute dollar terms as increased personnel and marketing related expenses will be partially offset by decreased consulting costs related to Section 404. Additionally, we will incur additional costs associated with our adoption of SFAS 123(R) during 2006.

Transaction costs

	Year Ended December 31,
	2005	2004	% Change
	(In thousands)

Transaction costs	$851	$—	—

As part of a planned public offering of common stock we incurred $851,000 of transaction costs. During 2005, we postponed our proposed public offering indefinitely and expensed the $851,000 as a period expense. There were no similar costs in 2004.

In-process research and development

	Year Ended December 31,
	2005	2004	% Change
	(In thousands)

In-process research and development	$—	$320	—

As part of our acquisition of JCA in July 2004, we acquired $320,000 of in-process research and development, or IPRD. The value of the IPRD was determined based on a valuation analysis. The amount of the purchase price for JCA allocated to IPRD was determined through established valuation techniques generally accepted in the technology industry. The $320,000 allocated to the acquired IPRD was immediately expensed in the period the acquisition was completed because the projects associated with the IPRD had not yet reached technological feasibility and no future alternative uses existed for the technology. We had no IPRD in 2005.

Amortization of intangible assets

	Year Ended December 31,
	2005	2004	% Change
	(In thousands)

Cost of product revenues, amortization of intangible assets	$452	$187	141.7%
Amortization of intangible assets	$179	$182	(1.6)%

As part of our acquisition of JCA, we acquired $4.2 million of identifiable intangible assets, including approximately $2.3 million of developed technology, approximately $1.1 million for the JCA tradename, approximately $780,000 for customer relationships and approximately $140,000 for customer backlog. These assets are subject to amortization and have estimated useful lives as follows: developed technology, five years; customer backlog, six months; customer relationships, five years. The tradename is not subject to amortization and will be evaluated for impairment at least annually commencing one year after the acquisition or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

The amortization associated with the developed technology is a charge to cost of product revenues. During 2005, $452,000 of amortization of developed technology was charged to cost of product revenues as we incurred a full year of the amortization. In 2004, we only incurred 5 months of amortization as JCA was purchased in July 2004. The amortization associated with the customer relationships and customer backlog is a charge to operating expenses. During 2005, $179,000 of amortization of customer relationships and customer backlog was charged to operating expenses. In 2004, we only incurred 5 months of amortization, however customer backlog was fully amortized during the first quarter of 2005.

Restructuring charges, net

	Year Ended December 31,
	2005	2004	% Change
	(In thousands)

Restructuring charges, net	$(46)	$2,895	—

During 2005, we incurred a net benefit to restructuring expense related to the reversal of $46,000 of charges from the restructuring plan in connection with the acquisition of JCA. The original estimates of the charges related to the restructuring plan were higher than the final payouts resulting in the $46,000 benefit in 2005.

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

Impairment of long-lived assets

	Year Ended December 31,
	2005	2004	% Change
	(In thousands)

Impairment of long-lived assets	$—	$389	—

During 2004, we recorded a charge of $389,000 to write off the remaining carrying value of equipment held-for-sale and to write off sales tax capitalized as part of our acquisition of Stellex Broadband Wireless in April 2001. The equipment held-for-sale was determined to have no value based on a current market review of similar assets and our inability to sell the assets despite our marketing efforts. The sales tax was assessed in the third quarter of 2004 and was related to equipment that had been fully depreciated or impaired. There were no similar charges during 2005.

Loss (recovery) on building sublease

	Year Ended December 31,
	2005	2004	% Change
	(In thousands)

Loss (recovery) on building sublease	$—	$(359)	—

During 2003, we recorded a charge of $662,000 associated with the sublease of our Sunnyvale, California headquarters building for the excess of the remaining lease obligations over the anticipated sublease income. During 2004, $359,000 of this loss was reversed as the sublease was terminated prior to its expiration date, as a part of the lease termination described above. There were no similar charges during 2005.

Amortization of deferred stock compensation

	Year Ended December 31,
	2005	2004	% Change
	(In thousands)

Amortization of deferred stock compensation	$—	$204	—

Deferred stock compensation charges consist primarily of charges related to the difference between deemed fair market values for financial reporting purposes on the date of employee option grants and the exercise price for option awards prior to our initial public offering, as well as expenses attributable to the acceleration of options. Deferred stock compensation is represented as a reduction of stockholders’ equity. As of June 2004, we fully amortized all deferred stock compensation and, consequently, did not have any deferred stock compensation charges in 2005 arising from these option awards.

Interest and other income, net

	Year Ended December 31,
	2005	2004	% Change
	(In thousands)

Interest expense	$—	$19	—
Interest and other income, net	$776	$1,144	(32.2)%

Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments and gains and losses on the sale of fixed assets, partially offset by interest expense on a note payable and capital equipment leases.

The decrease in interest expense was attributable to paying off the remaining balance on the note payable during 2004.

Interest and other income, net consists of interest income, contract termination fees and gains and losses on sale or abandonment of fixed assets. During 2005, we earned $648,000 of interest income compared with $430,000 in 2004 as interest rate increases in 2005 led to increased earnings on our investment portfolio. During 2005, we recognized $128,000 of other income primarily from the amortization of the deferred gain from our sale of the Diamond Springs, California location in 2004 partially offset by banking charges. During 2004, we recognized $714,000, primarily from the sale of land, fixed assets and assets held-for-sale and sublease income.

Year ended December 31, 2004 compared to year ended December 31, 2003

Total revenues

	Year Ended December 31,
	2004	2003	% Change
	(In thousands)

Total revenues	$33,162	$33,847	(2.0)%
Product revenues	$32,330	$32,135	0.6%
Development fees	$832	$1,712	(51.4)%

Product revenues in 2004 remained consistent with the prior year despite pricing decreases of 10-15% for some of our larger customers based on committed price reductions arising from increased volumes and competitive market demands, which we estimate reduced revenues by approximately $1.0 million in the fourth quarter of 2004 due to parts shortages from a few key suppliers. These pricing decreases were offset by increased product volumes from some of our larger customers, sales of new products for existing customers, the addition of new customers and the addition of product revenues attributable to JCA, which we acquired in July 2004.

The decrease in development fees is attributable to fewer customers reimbursing us for the development of their customized products.

Cost of product revenues

	Year Ended December 31,
	2004	2003	% Change
	(In thousands)

Cost of product revenues	$22,389	$24,830	(9.8)%
Percentage of revenues	67.5%	73.4%

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

Research and development expenses

	Year Ended December 31,
	2004	2003	% Change
	(In thousands)

Research and development expenses	$4,957	$4,462	11.0%
Percentage of revenues	14.9%	13.2%

The increase in research and development expenses was primarily attributable to the research and development expenses incurred by added headcount from JCA, which we acquired in the third quarter of 2004, of $470,000 and increased project and consulting expenses for development programs of $427,000, offset in part by $430,000 of decreased depreciation and facilities costs resulting from the sale and leaseback of our Diamond Springs, California manufacturing facility and the relocation of our Sunnyvale, California headquarters.

Selling, general and administrative expenses

	Year Ended December 31,
	2004	2003	% Change
	(In thousands)

Selling, general and administrative expenses	$7,527	$8,755	(14.0)%
Percentage of revenues	22.7%	25.9%

The decrease in selling, general and administrative expenses was primarily attributable to reduced facilities expenses attributable to the relocation of our Sunnyvale headquarters of approximately $1.0 million, a reduction in bad debt and other selling expenses of $577,000 and lower depreciation expense due to the write-off of certain equipment in 2003 of $127,000, partially offset by increased personnel related expenses of $276,000 resulting from our acquisition of JCA in July 2004 and increased consulting and service fees of $223,000 attributable to our efforts to comply with Section 404.

In-process research and development

	Year Ended December 31,
	2004	2003	% Change
	(In thousands)

In-process research and development	$320	$—	—

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

Amortization of intangible assets

	Year Ended December 31,
	2004	2003	% Change
	(In thousands)

Cost of product revenues, amortization of intangible assets	$187	$—	—
Amortization of intangible assets	$182	$—	—

During 2004, $187,000 of amortization of developed technology was charged to cost of product revenues and $182,000 of amortization of customer relationships and customer backlog was charged to operating expenses. We had no such amortization expenses in 2003.

Restructuring charges, net

	Year Ended December 31,
	2004	2003	% Change
	(In thousands)

Restructuring charges, net	$2,895	$304	852.3%

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

During 2003, we recorded a restructuring charge of $490,000 under the third quarter 2003 restructuring plan, all of which was for severance payments. We eliminated 18 positions and made cash payments of $486,000 under the plan. In addition, during the fourth quarter of2003, we revised estimates of the number of positions to be eliminated pursuant to the third quarter 2002 restructuring plan and reversed $186,000 of the severance accrual.

Impairment of long-lived assets

	Year Ended December 31,
	2004	2003	% Change
	(In thousands)

Impairment of long-lived assets	$389	$2,589	(85.0)%

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

Amortization of deferred stock compensation

	Year Ended December 31,
	2004	2003	% Change
	(In thousands)

Amortization of deferred stock compensation	$204	$796	(74.4)%

The decrease in amortization of deferred stock compensation was related to the timing of the termination of employees with deferred compensation associated with their stock options and the effects of the graded vested method of amortization, which accelerates the amortization of deferred compensation.

Loss (recovery) on building sublease

	Year Ended December 31,
	2004	2003	% Change
	(In thousands)

Loss (recovery) on building sublease	$(359)	$662	—

During 2003, we recorded a charge of $662,000 associated with the sublease of our Sunnyvale, California headquarters building for the excess of the remaining lease obligations over the anticipated sublease income. During the first quarter of 2004, $359,000 of this loss was reversed as the sublease was terminated prior to its expiration date, as a part of the lease termination described above.

Interest and other income, net

	Year Ended December 31,
	2004	2003	% Change
	(In thousands)

Interest expense	$19	$112	(83.0)%
Interest and other income, net	$1,144	$753	51.9%

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

The decrease in interest expense was primarily attributable to paying off the remaining balance on a note payable during the second quarter of 2004.

Liquidity and Capital Resources

At December 31, 2005 we had $8.5 million of cash and cash equivalents and $14.0 million in short-term investments, working capital of $37.3 million, and no long-term or short-term debt outstanding. The following table sets forth selected consolidated statement of cash flows data for our three most recent fiscal years.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Net cash provided by (used in) operating activities	$(7,184)	$(4,970)	$221
Net cash provided by investing activities	5,906	1,899	1,332
Net cash provided by (used in) financing activities	4,926	1,471	(1,169)
Cash, cash equivalents, restricted cash and short-term investments at end of period	$22,440	$25,137	$30,076

During 2005, we used $7.2 million of cash in operating activities as compared to using $5.0 million in 2004. Our net loss adjusted for depreciation and other non-cash items, was income of $1.0 million as compared to a net loss adjusted for depreciation and other non-cash items of $2.4 million in 2004. The decreased net loss in 2005 was primarily due to a 2004 related settlement fee payment of $3.0 million in consideration for the cancellation of an above-market lease on our previous Sunnyvale, California corporate headquarters. No similar amount was paid in 2005. The remaining use of $8.2 million in cash in 2005 was primarily due to a $5.6 million increase in inventories, a $1.8 million increase to accounts receivable, a decrease of $1.2 million in accrued warranty and a decrease in accounts payable of $633,000 partially offset by a $1.1 million increase in accrued compensation and other accrued liabilities.

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

Investing activities provided cash of $5.9 million in 2005 compared to $1.9 million in 2004. The $5.9 million provided by investing activities in 2005 was primarily due to net maturity of short-term investments of $6.3 million partially offset by purchases of equipment of $416,000.

Investing activities provided cash of $1.9 million in 2004 compared to $1.3 million in 2003. The $1.9 million provided by investing activities in 2004 was primarily due to $5.1 million generated by the sale of assets, including $4.6 million from the sale of land and buildings at our Diamond Springs, California location, the net maturity of $2.5 million of short-term investments and a $778,000 decrease in restricted cash resulting from our repayment in the same amount of a note payable in 2004. This was partially offset by the use of $6.1 million for the purchase of

JCA and $460,000 of capital expenditures for additional leasehold improvements and computer hardware and software.

Financing activities provided cash of $4.9 million in 2005, as compared to $1.5 million in 2004. The $4.9 million provided by financing activities in 2005 was due to the proceeds from the exercise of employee stock options and stock issuances under our employee stock purchase plan.

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

Years Ending December 31,	Operating Leases
(In thousands)

2006	$456
2007	308
2008	300
2009	105

Total minimum payments required	$1,169

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted in the first quarter of 2006, beginning on January 1, 2006. We do not expect SFAS 151 to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted in the first quarter of fiscal 2006, beginning on January 1, 2006. We do not expect it to have a material financial statement impact.

In December 2004, the FASB issued SFAS 123(R), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123(R) were originally effective for all reporting periods beginning after June 15, 2005. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). In April 2005, the Securities and Exchange Commission approved a rule that delayed the effective date of SFAS 123(R) to the first annual reporting period beginning after June 15, 2005. Although we have not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123(R) and SAB No. 107 and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net loss per share. SFAS 123(R) became effective beginning with the first quarter of 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

Qualitative and Quantitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash in investments with short maturities. As of December 31, 2005, all of our investments in our portfolio were classified as cash equivalents or short-term investments and consisted primarily of commercial paper and government securities. Due to the generally short duration of these investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Endwave Corporation

We have audited the accompanying consolidated balance sheets of Endwave Corporation and its subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15(a)(2) as of and for the years ended December 31, 2005 and 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endwave Corporation and its subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2005 and 2004, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  Burr, Pilger, & Mayer LLP

Palo Alto, California
March 14, 2006

ERNST & YOUNG LLP, INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Endwave Corporation

We have audited the accompanying statements of operations, stockholders’ equity and cash flows of Endwave Corporation as of December 31, 2003, and for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These statements of operations, stockholders’ equity and cash flows and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements of operations, stockholders’ equity and cash flows and schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, stockholders’ equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, stockholders’ equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statements of operations, stockholders’ equity and cash flows presentation. We believe that our audit of the statements of operations, stockholders’ equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of operations, stockholders’ equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Endwave Corporation for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic statements of operations, stockholders’ equity and cash flows taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Palo Alto, California
February 3, 2004

ENDWAVE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except
	share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$8,456	$4,808
Restricted cash	25	—
Short-term investments	13,959	20,329
Accounts receivable, net of allowance for doubtful accounts of $296 in 2005 and $243 in 2004	10,487	8,673
Accounts receivable, from affiliate	—	15
Inventories	13,448	7,866
Other current assets	560	477

Total current assets	46,935	42,168
Property and equipment, net	1,321	2,394
Other assets	97	125
Goodwill and intangible assets	4,796	5,407

Total assets	$53,149	$50,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,954	$2,308
Accounts payable to affiliate	—	1,279
Accrued warranty	3,257	4,488
Accrued compensation	2,494	1,370
Restructuring liabilities, current	20	274
Other current liabilities	956	752

Total current liabilities	9,681	10,471
Other long-term liabilities	385	559

Total liabilities	10,066	11,030

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,358,816 and 10,499,944 shares issued and outstanding in 2005 and 2004, respectively	11	10
Additional paid-in capital	309,583	304,658
Treasury stock, at cost (39,150 shares in 2005 and 2004)	(79)	(79)
Accumulated other comprehensive loss	(63)	(30)
Accumulated deficit	(266,369)	(265,495)

Total stockholders’ equity	43,083	39,064

Total liabilities and stockholders’ equity	$53,149	$50,094

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except share
	and per share data)

Revenues:
Product revenues ($61, $86, and $345 from affiliate, respectively)	$47,119	$32,330	$32,135
Development fees	1,616	832	1,712

Total revenues	48,735	33,162	33,847

Costs and expenses:
Cost of product revenues ($39, $51, and $124 related to revenues from affiliate, respectively)	33,134	22,389	24,830
Cost of product revenues, amortization of intangible assets	452	187	—
Research and development	6,488	4,957	4,462
Selling, general and administrative	9,327	7,527	8,755
Transaction costs	851	—	—
In-process research and development	—	320	—
Amortization of intangible assets	179	182	—
Restructuring charges, net	(46)	2,895	304
Impairment of long-lived assets	—	389	2,589
Loss (recovery) on building sublease	—	(359)	662
Amortization of deferred stock compensation*	—	204	796

Total costs and expenses	50,385	38,691	42,398

Loss from operations	(1,650)	(5,529)	(8,551)
Interest and other income, net	776	1,144	753
Interest expense	—	(19)	(112)

Net loss	$(874)	$(4,404)	$(7,910)

Basic and diluted net loss per share	$(0.08)	$(0.45)	$(0.87)

Shares used in computing basic and diluted net loss per share	10,891,431	9,824,633	9,134,626

* Amortization of deferred stock compensation:

Cost of product revenues	$—	$109	$193
Research and development	—	44	225
Selling, general and administrative	—	51	378

	$—	$204	$796

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional		Deferred	Other
	Shares of	Common	Paid-In	Treasury	Stock	Comprehensive	Accumulated
	Common Stock	Stock	Capital	Stock	Compensation	Income (Loss)	Deficit	Total
	(In thousands, except share data)

Balance as of December 31, 2002	9,014,661	$9	$302,116	$(79)	$(1,292)	$(67)	$(253,181)	$47,506
Unrealized gain on short-term investments	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	(7,910)	(7,910)

Comprehensive loss								(7,845)
Exercise of stock options	211,776	—	493	—	—	—	—	493
Compensation recognized under employee stock plans	—	—	124	—	—	—	—	124
Amortization of deferred stock compensation	—	—	—	—	672	—	—	672
Reversal of deferred stock compensation due to forfeited options	—	—	(399)	—	399	—	—	—
Issuance of common stock under employee stock purchase plan	121,148	—	93	—	—	—	—	93

Balance as of December 31, 2003	9,347,585	9	302,427	(79)	(221)	(2)	(261,091)	41,043
Unrealized loss on short-term investments	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	(4,404)	(4,404)

Comprehensive loss								(4,432)
Exercise of stock options	936,991	1	2,047	—	—	—	—	2,048
Amortization of deferred stock compensation	—	—	—	—	204	—	—	204
Reversal of deferred stock compensation due to forfeited options	—	—	(17)	—	17	—	—	—
Issuance of common stock under employee stock purchase plan	215,368	—	201	—	—	—	—	201

Balance as of December 31, 2004	10,499,944	10	304,658	(79)	—	(30)	(265,495)	39,064
Unrealized loss on short-term investments	—	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	—	(874)	(874)

Comprehensive loss								(907)
Exercise of stock options	793,444	1	4,339	—	—	—	—	4,340
Issuance of common stock under employee stock purchase plan and other	65,428	—	586	—	—	—	—	586

Balance as of December 31, 2005	11,358,816	$11	$309,583	$(79)	$—	$(63)	$(266,369)	$43,083

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Operating activities:
Net loss	$(874)	$(4,404)	$(7,910)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-process research and development	—	320	—
Depreciation	1,465	1,619	2,444
Restructuring charge, net	(46)	(4)	304
Loss (recovery) on building sublease	—	(359)	662
Impairment of long-lived assets and other	—	389	2,589
Amortization of intangible assets	631	369	—
Compensation recognized under employee stock plans	—	—	124
Amortization of deferred stock compensation	—	204	672
Gain on the sale of land and equipment	(159)	(535)	(260)
Changes in operating assets and liabilities:
Accounts receivable	(1,799)	(1,493)	(2,480)
Inventories	(5,582)	610	3,665
Other assets	(55)	160	134
Accounts payable	(633)	400	1,050
Accrued warranty	(1,231)	(1,456)	252
Accrued compensation, restructuring and other current and long term liabilities	1,099	(790)	(1,025)

Net cash provided by (used in) operating activities	(7,184)	(4,970)	221

Investing activities:
Cash paid in business combinations	(20)	(6,067)	—
Purchases of equipment	(416)	(460)	(8)
Proceeds on sale of property and equipment	30	5,115	382
Decrease (increase) in restricted cash	(25)	778	782
Purchases of short term investments	(14,380)	(15,387)	(31,080)
Proceeds on maturities of short-term investments	20,717	17,920	31,256

Net cash provided by investing activities	5,906	1,899	1,332

Financing activities:
Payments on capital lease obligations	—	—	(1,259)
Payments on notes payable	—	(778)	(496)
Proceeds from exercises of stock options	4,340	2,048	493
Proceeds from issuance of stock	586	201	93

Net cash provided by (used in) financing activities	4,926	1,471	(1,169)

Net increase (decrease) in cash and cash equivalents	3,648	(1,600)	384
Cash and cash equivalents at beginning of year	4,808	6,408	6,024

Cash and cash equivalents at end of year	$8,456	$4,808	$6,408

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$19	$112

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Endwave Corporation and its wholly-owned subsidiary, Endwave Defense Systems Incorporated (together referred to as “Endwave” or the “Company”), design, manufacture and market radio frequency (“RF”) modules that enable the transmission, reception and processing of high frequency signals in telecommunication networks, defense electronics and homeland security systems. The Company’s RF modules are typically used in high-frequency applications and include:

•	integrated transceivers — combinations of electronic devices that combine both the transmit and receive functions necessary for a bi-directional radio link;

•	amplifiers — electronic devices used to increase the amplitude and power of an electronic signal;

•	synthesizers — electronic devices that can be used to generate several different radio frequency signals from a single source;

•	oscillators — electronic devices that generate alternating increasing and decreasing signals at specific intervals;

•	up and down converters — electronic devices that shift the center frequency of a radio signal without altering the signal’s data modulation;

•	frequency multipliers — electronic devices that increase the frequency of a radio signal in integer multiples; and

•	microwave switch arrays — electronic devices that can switch the routing of a radio signal.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements of Endwave include the financial results of Endwave Defense Systems Incorporated (formerly JCA Technologies, Inc.) from the date of its purchase, July 21, 2004, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated.

Reclassification

In fiscal 2005, we classified all auction rate securities and variable rate demand obligations to short-term investments pursuant to an interpretation of Statement of Financial Accounting Standards No. 95 (“SFAS 95”), “Statement of Cash Flows,” relating to the definition of cash equivalents. Auction rate securities in the amount of $9.4 million have been reclassified from cash and cash equivalents to short-term investments in the December 31, 2004 consolidated balance sheet to conform to the December 31, 2005 financial statement presentation. Accordingly, the consolidated statements of cash flows for the years ended December 31, 2004 and 2003 reflect the gross purchases and sales of these securities as investing activities rather than a component of cash and cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s primary customers are telecom original equipment manufacturers (“OEM”) and defense electronics and homeland security systems integrators that integrate the Company’s products into their systems. The

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recognizes product revenues at the time title passes, which is generally upon product shipment or when withdrawn from a consignment location and when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. After title passes, there are no customer acceptance requirements or other remaining obligations and customers do not have a right of return. Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenues. The costs incurred under these development agreements are expensed as incurred and included in research and development expenses.

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

Changes in the Company’s accrued warranty during the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands)

Balance at January 1	$4,488	$5,835
Warranties accrued	700	707
Warranties settled or reversed	(1,931)	(2,054)

Balance at December 31	$3,257	$4,488

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents and Short-Term Investments

The Company invests its excess cash primarily in highly liquid investment grade commercial paper and money market accounts with four United States banks.

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

Restricted Cash

Restricted cash represents a certificate of deposit held by a financial institution as collateral for a letter of credit in connection with the Company’s building lease in Andover, Massachusetts. The restricted cash balance will be maintained by the Company for the term of the lease that terminates on November 30, 2008.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Repairs and maintenance costs are charged to expense as incurred.

Depreciable
Life

Software	3 years
Leasehold improvements	3 years
Machinery and equipment	5 to 7 years

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of developed technologies, tradenames, customer relationships, and customer backlog. Identifiable intangible assets are being amortized using the straight-line method over the estimated useful lives ranging from six months to five years. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, the Company evaluates goodwill and intangible assets with indefinite lives for impairment at least annually in the third quarter, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2003, the Company recorded a charge of $2.6 million to reduce equipment based on the amounts by which the carrying value of these assets exceeded their fair value.

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

Stock-Based Compensation

The Company has elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee” (“APB 25”), as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), subsequently amended by

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to account for stock-based awards issued to its employees under its stock option plans and employee stock purchase plans, which are described more fully in Note 8. Deferred stock compensation is amortized using the graded vesting method over the vesting period of the related options, generally four years.

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

For purposes of pro forma disclosures, the Company estimates the fair value of its stock options to employees on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003

Stock Option Plans
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	78%	82%	116%
Risk free interest rate	4.04%	3.36%	4.02%
Expected life of options in years	5 years	5 years	7 years

The weighted average grant date fair value for stock-based awards during 2005, 2004 and 2003 was $13.05, $8.06 and $1.53, per share, respectively. The effects of applying SFAS 123 on pro forma disclosures are not likely to be representative of the effects on disclosures of future years.

The pro forma net loss and net loss per share listed below include expense related to the Company’s employee stock purchase plan. The fair value of issuances under the employee stock purchase plan is estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted average assumptions for issuances made in 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003

Employee Stock Purchase Plan
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	72%	79%	112%
Risk free interest rate	3.58%	1.57%	1.16%
Expected life of options in years	0.5 years	0.5 years	0.5 years

The weighted average grant date fair value of purchase rights granted during the year was $7.62, $2.75 and $0.56 for 2005, 2004 and 2003, respectively.

Following is the pro forma effect on net loss and net loss per share for all periods presented had the Company applied SFAS 123’s fair value method of accounting for stock-based awards issued to its employees under its stock

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option plans and employee stock purchase plans. The effects of applying SFAS 123 on pro forma disclosures are not likely to be representative of the effects on disclosures of future years.

	Year Ended December 31,
	2005	2004	2003
	(In millions, except per share data)

Net loss, as reported	$(0.9)	$(4.4)	$(7.9)
Add: Stock-based employee compensation expense included in reported net loss	0.0	0.2	0.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock option awards and employee stock purchase rights	(8.0)	(2.9)	(3.9)

Net loss, pro forma	$(8.9)	$(7.1)	$(11.0)

Basic and diluted net loss per share, as reported	$(0.08)	$(0.45)	$(0.87)
Basic and diluted net loss per share, pro forma	$(0.81)	$(0.72)	$(1.20)

On December 30, 2005, the Board of Directors unanimously approved accelerating the vesting of certain eligible options. Eligible options are defined as unvested stock options held by current employees, including executive officers, with an exercise price of $21.00 per share or higher. No options held by non-employee directors were subject to acceleration. This resulted in the accelerated vesting of options to purchase 338,995 shares of common stock of the Company with a weighted average price of $27.68 per share. The closing market price of the Company’s common stock on December 29, 2005, the last full trading day before the date of acceleration, was $11.64 per share.

The Board of Directors approved the accelerated vesting of these options to avoid recognizing compensation expense that the Company would otherwise be required to report in its statement of operations upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) in the first quarter of 2006. The Company’s stock-based compensation expense under the fair value method presented in our pro forma amounts includes expense of approximately $3.3 million for the fourth quarter of 2005 as a result of the accelerated stock option vesting.

Research and Development Expenses

Research and development expenses are charged to operating expenses as incurred.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments, and trade receivables.

The Company sells its products primarily to telecom OEMs and defense electronics and homeland security systems integrators. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have historically been within management’s expectations. Concentrations of credit risk with respect to trade accounts receivable are due to the few number of entities comprising the Company’s customer base.

Revenue from three major customers accounted for 73% of total revenue in 2005. As of December 31, 2005, the Company had accounts receivable from three customers that accounted for 37%, 20% and 15%, respectively, of the Company’s accounts receivable as of that date. Revenues from three major customers accounted for 72% of total revenues in 2004. As of December 31, 2004, the Company had accounts receivable from two customers that

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for 49% and 16%, respectively, of the Company’s accounts receivable as of that date. Revenues from three major customers accounted for 78% of total revenues in 2003.

In 2005, 2004 and 2003, 82%, 80% and 75%, respectively, of the Company’s total revenues were derived from sales invoiced and shipped to customers outside the United States.

The Company designs custom semiconductor devices. However, the Company does not own or operate a semiconductor fabrication facility (a “foundry”) and depends upon a limited number of third parties to produce these components. The Company’s use of various third-party foundries gives it the flexibility to use the process technology that is best suited for each application and eliminates the need for the Company to invest in and maintain its own foundry. The Company’s primary foundry is a division of Northrop Grumman, which is a wholly-owned subsidiary of Northrop Grumman Corporation, and is referred to in these consolidated financial statements as Velocium. The loss of the Company’s relationship with or access to the foundries it currently uses, particularly Velocium, and any resulting delay or reduction in the supply of semiconductors to the Company, would severely impact the Company’s ability to fulfill customer orders and could damage its relationships with its customers. The Company’s current supply agreement with Velocium expired in December 2005 and the companies entered into a mutually agreed extension until March 31, 2006. While the Company believes it is a significant customer of and does not anticipate an interruption in its relationship with Velocium, there can be no assurance that Velocium will renew its agreement with the Company. The Company estimates that it may take up to six months to shift production of a given semiconductor circuit design to a new foundry.

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

The Company outsources the assembly and testing of most of its products to a Thailand facility of HANA Microelectronics Co., Ltd. (“HANA”), a contract manufacturer. The Company plans to continue this arrangement as a key element of its operating strategy. If this manufacturer does not provide the Company with high-quality products and services in a timely manner, or terminates its relationship with the Company, the Company may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis. In the event of an interruption of supply from this manufacturer, sales of the Company’s products could be delayed or lost and its reputation could be harmed. The Company’s manufacturing agreement with HANA currently expires in July 2006, but will renew automatically for a one-year period unless either party notifies the other of its desire to terminate the agreement at least 90 days prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 120 days prior written notice to the other party, or either party may terminate the agreement if the non-terminating party is in breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no assurance that HANA will not seek to terminate its agreement with the Company.

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Short-term investments:
Commercial paper	$3,618	$—	$(40)	$3,578
Government agency obligations	10,404	—	(23)	10,381

Total	$14,022	$—	$(63)	$13,959

Cash equivalents:
Commercial paper	$1,898	$—	$—	$1,898

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Short-term investments:
Commercial paper	$2,058	$—	$(2)	$2,056
Government agency obligations	18,301	—	(28)	18,273

Total	$20,359	$—	$(30)	$20,329

At December 31, 2005, the Company had $8.9 million of short-term investments with maturities of less than one year and $5.1 million of short-term investments with maturities between one and two years.

At December 31, 2005, the Company had net unrealized losses of $63,000 related to $5.1 million of investments in debt securities. These securities were in an unrealized loss position for a period of less than one year. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. Realized gains and losses were insignificant for the years ended December 31, 2005, 2004, 2003.

The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potentially dilutive common stock equivalents, including stock options to purchase common stock and restricted stock.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As the Company incurred net losses for all periods presented, diluted net loss per share is the same as basic net loss per share. Potential dilutive common shares of 1,292,877 in 2005, 1,588,360 in 2004 and 1,922,161 in 2003 from the assumed exercise of stock options were not included in the net loss per share calculations as their inclusion would have been anti-dilutive.

Advertising Costs

The Company expenses all advertising costs as incurred and the amounts were not material for all periods presented.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006, beginning on January 1, 2006. The Company does not expect SFAS 151 to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company does not expect it to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123(R) were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123R. In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123(R) to the first annual reporting period beginning after June 15, 2005. Although the Company has not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123(R) and SAB No. 107 and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net loss per share. SFAS 123(R) will be effective for the Company beginning with the first quarter of 2006.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

3.	Goodwill and Other Intangible Assets

Goodwill

At December 31, 2004 the Company had goodwill of $1,546,000 associated with the purchase of JCA Technologies, Inc. (“JCA”). See Note 13 for additional information. During the first quarter of 2005, the Company incurred an additional liability associated with the purchase of JCA and increased the goodwill balance by $20,000.

The Company conducted its 2005 annual goodwill impairment analysis in the third quarter of 2005 and no goodwill impairment was indicated.

Intangible Assets

The components of intangible assets are as follows (in thousands):

	December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$2,250	$(639)	$1,611
Tradename	1,060	—	1,060
Customer relationships	780	(221)	559
Customer backlog	140	(140)	—

Intangible assets	$4,230	$(1,000)	$3,230

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$2,250	$(187)	$2,063
Tradename	1,060	—	1,060
Customer relationships	780	(65)	715
Customer backlog	140	(117)	23

Intangible assets	$4,230	$(369)	$3,861

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

The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31,

2006	$606
2007	606
2008	606
2009	352

Total	$2,170

4.	Inventories

Inventories are comprised of the following at December 31 (in thousands):

	2005	2004

Raw materials	$10,181	$7,139
Work in process	1,509	432
Finished goods	1,758	295

Total	$13,448	$7,866

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2005	2004

Machinery and equipment	$11,032	$10,735
Software	618	574
Leasehold improvements	93	79

	11,743	11,388
Less accumulated depreciation	(10,422)	(8,994)

Property and equipment, net	$1,321	$2,394

During the second quarter of 2004, the Company finalized the sale of its land and buildings located in Diamond Springs, California. The Company received $4.3 million for the land and buildings, net of related closing costs and legal fees. The net book value of the property on the date of sale was $3.5 million. At the time of the closing, the Company entered into a five-year operating lease with the new owner for one of the buildings. As a result of the sale-leaseback transaction, the Company will recognize a gain of $770,000 on a straight-line basis over the term of the lease, which expires in 2009. Deferred gain recognized on the sale-leaseback was approximately $153,000 and $77,000 for the years ended December 31, 2005 and 2004, respectively.

6.	Restructuring Charges, Net and Loss on Sublease

During 2004, in connection with the acquisition of JCA, the Company recorded a charge for restructuring of $431,000 (the “Third Quarter 2004 Plan”). The charge was included as part of the purchase price allocation in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company terminated a total of 39 employees, in order to eliminate duplicative activities and to reduce the cost structure of the combined company. These terminations primarily affected the manufacturing and operations group. The charge was for the related severance, benefits, payroll taxes and other associated costs. During 2005, the Company incurred a net benefit to restructuring expense of $46,000 as the original estimate of charges related to the restructuring plan were higher than the final payouts.

Third Quarter 2004 Plan	Severance Benefits
(In thousands)

Restructuring charge	$431
Cash payments	(238)

Accrual at December 31, 2004	193
Cash payments	(147)
Restructuring charge adjustment	(46)

Accrual at December 31, 2005	$—

Effective January 2004, the Company executed several agreements related to the lease of its Sunnyvale headquarters. Due to declining commercial real estate lease rates, the original lease executed in August 2001 was at an above market rate, and would have expired in July 2006. This lease was cancelled, effective January 2004, and the Company exited the property. In consideration for the cancellation, the Company paid the landlord a settlement fee resulting in a net lease termination expense of $2.9 million. The Company also entered into a new lease for 16,000 square feet in Sunnyvale, California at a lower, market rate. The new lease was effective as of January 2004 and will expire in August 2006.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2003, the Company recorded a restructuring charge of $490,000 all of which was for severance payments related to 18 employees terminated as part of the restructuring plan. Payments were completed by the end of fiscal 2004.

During 2002, the Company implemented a restructuring program to reduce operating expenses and align resources with long-term growth opportunities. The Company recorded a restructuring charge of $3.5 million, the components of which were $1.1 million for severance and fringe benefit costs related to the elimination of 107 positions across all functions, $310,000 for lease termination payments, and $2.1 million for excess equipment. With the exception of $20,000 of remaining net lease payments on abandoned facilities through 2006, the Company has substantially completed the activities associated with the restructuring program. Total payments made on the lease during 2005 were $77,000. At December 31, 2005 and 2004, $20,000 and $81,000 was included in restructuring liabilities, current.

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

7.	Segment Disclosures

The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s total revenues by billing location for the years ended December 31 were as follows (in thousands):

	2005		2004		2003

United States	$8,917	18.3%	$6,538	19.7%	$8,375	24.8%
Finland	23,717	48.8%	18,545	55.9%	20,083	59.3%
Italy	7,754	15.9%	1,672	5.0%	1,271	3.8%
Singapore	1,022	2.0%	3,274	9.9%	35	0.1%
Rest of the world	7,325	15.0%	3,133	9.5%	4,083	12.0%

Total	$48,735	100.0%	$33,162	100.0%	$33,847	100.0%

For the year ended December 31, 2005, Nokia, Siemens AG and Nera ASA accounted for 47%, 16% and 10% of total product revenues, respectively. For the year ended December 31, 2004, Nokia and Nera ASA accounted for 55% and 10% of total product revenues, respectively. For the year ended December 31, 2003, Nokia and Stratex Networks accounted for 59% and 13% of total product revenues, respectively.

8.	Stockholders’ Equity

Preferred Stock

The Company had 5,000,000 shares of convertible preferred stock authorized as of December 31, 2005 and 2004, of which 300,000 shares were designated Series A Junior Participating Preferred Stock at December 31, 2005. None of such shares is issued and outstanding.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

At December 31, 2005, the Company had reserved 3,059,396 shares of common stock for issuance in connection with its stock option plans and 258,293 shares in connection with its employee stock purchase plan.

Shareholder Rights Plan

On November 30, 2005, the Board of Directors adopted a Shareholder Rights Plan, providing for the distribution of one preferred share purchase right (“Right”) for each outstanding share of common stock held as of December 12, 2005.

The Rights are not exercisable until the earlier of the date of a public announcement that a person or entity (together with such person’s or entity’s affiliates) beneficially owns 15% or more of the outstanding shares of common stock of the Company (such person or entity, an Acquiring Person) or ten days (or such later date as may be determined by the Board of Directors) following the announcement of a tender offer which would result in any person or entity becoming an Acquiring Person. The Rights are initially exercisable for one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $90 per one one-hundredth of a share, subject to adjustment.

If the Company is acquired in a merger or other business combination transaction or 50% or more of its assets are sold to an Acquiring Person, provisions will be made so that each holder of a Right, upon exercise, will be able to receive common stock of the acquiring company having a market value of two times the exercise price of the Right.

The Rights will expire on December 11, 2015 unless the Rights are redeemed or exchanged by the Company.

Employee Stock Purchase Plan

In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan (“Purchase Plan”). All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. During 2005, there were 62,828 shares issued under the Purchase Plan at a weighted average price of $9.33 per share. In 2004, there were 215,368 shares issued under the Purchase Plan at a weighted average price of $0.93 per share. During 2003, there were 121,148 shares issued under the Purchase Plan at a weighted average price of $0.77 per share.

Stock Option Plans

The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in September 1992, amended in April 1999, and terminated in March 2000 such that no further options could be granted thereunder; however, previously granted and unexercised options remain outstanding and governed by the terms of the 1992 Plan. The 1992 Plan provides for the issuance of up to 3,088 shares of common stock to directors, employees and consultants upon the exercise of options outstanding under the 1992 Plan as of December 31, 2005.

The Company’s 2000 Stock Option Plan (the “2000 Plan”) was adopted in March 2000, amended in July 2000, and provides for the issuance of options to purchase common stock to directors, employees, and consultants. The 2000 Plan provides for annual reserve increases to the number of authorized shares. During 2005, authorized shares were increased by 676,668 to 4,690,482 shares. Under the 2000 Plan, incentive stock optionsare granted under the plan at exercise prices not less than fair value and non statutory stock options are granted at an exercise price not less than 85% of the fair value on the date of grant, as determined by the closing sales price of the Company’s common

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock. Options granted under the 2000 Plan generally have a ten-year term. Options vest and become exercisable as specified in each individual’s option agreement, generally over a four-year period. Subject to approval by the Company’s board of directors, options may be exercised early; however, in such event the unvested shares are subject to a repurchase option by the Company upon termination of the individual’s employment or services. At December 31, 2005, 23,800 unvested shares outstanding are subject to repurchase.

Non-Employee Directors’ Stock Option Plan

The Company’s 2000 Non-Employee Directors’ Stock Option Plan (“Director Plan”) was adopted in October 2000. The Director Plan provides for non-statutory stock option grants to non-employee directors. During 2004, the shareholders approved an amendment to increase the initial grant to 20,000 shares when an individual first becomes a non-employee director of the Company, and to increase the annual automatic grants to 5,000 shares (which will be reduced pro-rata if an individual did not serve as a director for the full year of the preceding fiscal year). Options granted under the plan to non-employee directors are granted at fair market value on the date of grant, provide for monthly vesting over a four-year period and have a ten-year term. The Company granted options to purchase 42,500, 32,500 and 10,000 shares of the Company’s common stock under the Director Plan during the years ended December 31, 2005, 2004 and 2003, respectively. The total number of shares authorized for this plan is 150,000.

A summary of stock option activity for all plans described above, is as follows:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2002	2,325,751	$3.82
Options granted	725,574	1.84
Options exercised	(211,776)	2.34
Options cancelled	(917,388)	3.86

Outstanding at December 31, 2003	1,922,161	3.22
Options granted	705,025	10.51
Options exercised	(936,991)	2.18
Options cancelled	(101,835)	11.44

Outstanding at December 31, 2004	1,588,360	6.55
Options granted	561,650	23.21
Options exercised	(793,444)	5.47
Options cancelled	(63,689)	12.18

Outstanding at December 31, 2005	1,292,877	$14.19

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning outstanding and exercisable options:

Options Outstanding at December 31, 2005				December 31, 2005
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Exercise Price per Share	Shares	Exercise Price	Contractual Life	Shares	Exercise Price

$ 0.76 - $ 1.17	65,857	$1.00	6.95	21,988	$0.92
$ 1.18 - $ 1.21	26,146	$1.21	6.58	22,968	$1.21
$ 1.93 - $ 1.93	175,163	$1.93	7.43	53,867	$1.93
$ 2.68 - $ 4.80	14,847	$4.04	6.33	9,594	$3.99
$ 5.00 - $ 9.82	43,278	$8.42	8.13	8,868	$7.96
$10.20 - $10.20	168,688	$10.20	8.59	21,096	$10.20
$10.22 - $10.22	193,813	$10.22	8.09	28,995	$10.22
$10.50 - $20.32	226,746	$14.08	9.16	22,869	$13.75
$21.47 - $21.47	204,039	$21.47	9.09	204,039	$21.47
$24.00 - $56.00	174,300	$35.65	9.26	174,300	$35.65

	1,292,877	$14.19	8.46	568,584	$20.54

At December 31, 2004 and 2003, options to purchase 1,173,347 and 1,215,137 shares of common stock were exercisable.

Deferred Stock Compensation

In connection with the deferred compensation totaling approximately $20,218,000 related to the grant of stock options to employees prior to the initial public offering, the Company amortized approximately $0, $204,000 and $672,000 in 2005, 2004 and 2003, respectively. The Company also incurred compensation expense of $124,000 during 2003, for the acceleration of certain stock options to terminating employees. In addition, during 2004 and 2003, the Company recorded approximately $17,000 and $399,000, respectively, as a reduction in deferred compensation and additional paid in capital due to the forfeiture of unvested shares for terminated employees.

9.	Commitments and Contingencies

Commitments

The Company leases its office, manufacturing and design facilities in Sunnyvale, California, Torrance, California, Diamond Springs, California, Chiang Mai, Thailand and Andover, Massachusetts under non-cancelable lease agreements, which expire in various periods through June 2009. Rent expense under the operating leases was approximately $619,000, $452,000 and $1.7 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

Future annual minimum lease payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2005 are as follows (in thousands):

Years Ending December 31,

2006	$456
2007	308
2008	300
2009	105

Total	$1,169

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future annual minimum lease receipts under non-cancelable operating leases with initial terms of one year or more as of December 31, 2005 are $14,000 for the year ended December 31, 2006.

Contingencies

The Company is involved in legal proceedings arising in the ordinary course of business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceedings will result in judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

10.	Related Party Transactions

During December 2005, Northrop Grumman sold all remaining shares owned of the Company’s common stock and was at that time no longer considered a related party. The Company continues to maintain a supply agreement and a technology services agreement with Velocium. The Company recorded purchases under these agreements through the date of Northrop Grumman liquidation of the Company’s shares of $7.1 million, $4.2 million and $3.1 million for 2005, 2004, and 2003, respectively.

The Company also sells various products and services under purchase orders and agreements to Northrop Grumman and recognized revenues through the date of Northrop Grumman’s liquidation of the Company’s shares of $61,000, $86,000 and $345,000 in 2005, 2004 and 2003, respectively and incurred costs related to these revenues of approximately $39,000, $51,000 and $124,000.

At December 31, 2004, the Company had accounts receivable of $15,000 and accounts payable of $1.3 million, related to its supplier and customer relationships with Northrop Grumman, respectively.

11.	Income Taxes

As of December 31, 2005, the Company had a federal net operating loss carryforward of approximately $188 million. The Company also had federal research and development tax credit carryforwards of approximately $1.7 million. These net operating loss and credit carryforwards will expire at various dates beginning in 2007 through 2025, if not utilized.

As of December 31, 2005, the Company had a state net operating loss carryforward of approximately $81 million. The net operating losses will begin to expire at various dates beginning in 2006. The Company also has state research and development tax credit carryforwards of approximately $1.7 million. The credits will carryforward indefinitely, if not utilized.

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows at December 31 (in thousands):

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$70,000	$64,300
Research credit	2,700	2,400
Capitalized research and development	500	1,100
Other	5,100	4,400

Total deferred tax assets	78,300	72,200
Valuation allowance for deferred tax assets	(77,000)	(70,700)

Deferred tax assets	1,300	1,500
Deferred tax liabilities:
Intangible assets	(1,300)	(1,500)

Net deferred tax assets (liabilities)	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $6.3 million, $1.1 million and $1.8 million during 2005, 2004 and 2003, respectively.

The effective tax rate differs from the U.S. federal statutory rate as a result of the following for the year ended December 31:

	2005	2004	2003

Income tax benefit at statutory rate	(35)%	(35)%	(35)%
State, net of federal effect	(6)	(6)	(6)
Change in valuation allowance	41	36	37
Nondeductible deferred compensation	—	5	4

Effective income tax rate	—%	—%	—%

12.	401(k) Plan

Substantially all regular employees of the company meeting certain service requirements, are eligible to participate in the Company’s 401(k) employee retirement plan. Employee contributions are limited to the maximum amount allowed under the Internal Revenue Code. The Company may match contributions based upon a percentage of employee contributions up to a maximum of 6% of employee compensation. Company contributions under these plans were $0 for 2005, 2004 and 2003.

13.	Business Combinations

On July 21, 2004, the Company acquired all of the outstanding capital stock of JCA, a provider of RF amplifiers and modules. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date.

The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value, which approximates the carrying amount as of the acquisition date. The Company determined the valuation of the identifiable intangible assets using future revenue assumptions. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology industry.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In calculating the value of the acquired in-process research and development (“IPRD”), consideration was given to the relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPRD reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPRD. The amounts allocated to the acquired IPRD were immediately expensed in the period the acquisition was completed because the projects associated with the IPRD had not yet reached technological feasibility and no future alternative uses existed for the technology.

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

The total purchase price of $6.1 million consisted of $5.9 million in cash and $158,000 in direct transaction costs. In connection with the acquisition of JCA, the Company implemented a restructuring plan to consolidate JCA’s manufacturing process to the Company’s Diamond Springs location. The restructuring plan terminated a total of 39 employees, in order to eliminate duplicative activities and to reduce the cost structure of the combined company. These terminations primarily affected the manufacturing and operations group. The estimated cost was $431,000 and was accrued for at the time of the acquisition and has been recognized as a liability assumed in the business combination in accordance with EITF 95-3. The payments were complete during the first quarter of fiscal 2005.

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

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” deferred taxes of approximately $1.3 million have been recorded for the tax effect of the amortizable intangible assets which are not deductible.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma financial information

The following table presents the pro forma financial information for the combined entity of Endwave and JCA for the years ended December 31, 2004 and 2003, as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003

Total revenues	$36,422	$40,420
Net loss	$(6,564)	$(13,084)
Net loss per share — basic and diluted	$(0.67)	$(1.43)

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the Company and JCA had been a consolidated entity during the periods presented.

On May 13, 2003, the Company completed the acquisition of certain assets of Verticom, Inc. for $250,000 in cash. The asset purchase included the product design for Verticom’s MTS-2000 synthesizer, which is used in a military and device application, as well as the inventory, equipment and intellectual property licenses required to manufacture and supply production units to a new Endwave customer. The results of operations of the acquisition have been included in the results of the Company from the date of acquisition. Pro forma results of operations have not been presented as the effect of this acquisition was not material to the Company’s financial position, results of operations or cash flows for the periods presented.

15.	Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2005:
Total revenues	$9,100	$12,242	$14,320	$13,073
Cost of product revenues	6,288	8,072	9,782	9,444
Net income (loss)(1)	(847)	318	(193)	(152)
Basic net income (loss) per share	$(0.08)	$0.03	$(0.02)	$(0.01)
Diluted net income (loss) per share	$(0.08)	$0.03	$(0.02)	$(0.01)
2004:
Total revenues	$6,617	$7,576	$7,594	$11,375
Cost of product revenues	3,971	5,257	5,482	7,866
Net income (loss)(2)	(2,179)	(429)	(2,034)	238
Basic net income (loss) per share	$(0.23)	$(0.04)	$(0.21)	$0.02
Diluted net income (loss) per share	$(0.23)	$(0.04)	$(0.21)	$0.02

(1)	Net income (loss) for the first quarter, second quarter, third quarter and fourth quarter of 2005 includes net charges of $175,000, $106,000, $925,000 and $230,000, respectively, for a restructuring benefit, amortization of intangible assets and expensing of transaction costs for a suspended secondary offering.

(2)	Net income (loss) for the first quarter, third quarter and fourth quarter of 2004 includes charges of $2.5 million, $853,000 and $221,000, respectively, for restructuring activities, asset impairments, recovery on sublease agreements, amortization of intangible assets, and in-process research and development.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of December 31, 2005, our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Burr, Pilger & Mayer LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Endwave Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Endwave Corporation and its subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Endwave Corporation and its subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Endwave Corporation and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endwave Corporation and its subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005 and the related financial statement schedule as of and for the years ended December 31, 2005 and 2004 and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/  Burr, Pilger, & Mayer LLP

Palo Alto, California
March 14, 2006

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Our directors and executive officers, their ages as of February 17, 2006 and their positions with us, as well as certain biographical information of these individuals, are as follows:

Name	Age	Position

Edward A. Keible, Jr.	62	Chief Executive Officer, President and Director
Julianne M. Biagini	43	Chief Financial Officer, Executive Vice President and Secretary
John J. Mikulsky	60	Chief Operating Officer and Executive Vice President
Brett W. Wallace	41	Executive Vice President
Edward C.V. Winn(1)(2)	67	Chairman of the Board of Directors
Joseph J. Lazzara(1)(2)(3)	54	Director
John F. McGrath, Jr.(1)	41	Director
Wade Meyercord(2)(3)	65	Director

(1)	Member of the Audit Committee

(2)	Member of the Nominating and Governance Committee

(3)	Member of the Compensation Committee

Edward A. Keible, Jr. has served as our President and Chief Executive Officer and as a director since January 1994. From 1973 until 1993, Mr. Keible held various positions at Raychem Corporation, a materials science company, culminating in the position of Senior Vice President with specific oversight of Raychem’s International and Electronics Groups. Mr. Keible holds a B.A. in engineering sciences and a B.E. and an M.E. in materials science from Dartmouth College and an M.B.A. from Harvard Business School.

Julianne M. Biagini has served as our Chief Financial Officer and Secretary since May 2001. From May 2001 until August 2005, Ms. Biagini also served as our Senior Vice President of Finance and Administration. Ms. Biagini resigned as Executive Vice President and Chief Financial Officer of Endwave, said resignation to become effective on April 25, 2006. In August 2005, she was promoted to Executive Vice President. From March 1994 until April 2001, Ms. Biagini served in various capacities for us, most recently as our Vice President of Finance and Administration and Secretary. From 1992 until 1994, Ms. Biagini was the manager of Accounting and Tax at Exponent, Inc., an engineering and scientific consulting firm. Prior to 1992, Ms. Biagini worked at KPMG, an international accounting firm, as a tax specialist. Ms. Biagini serves as a member of the Board of Directors of AeA (the American Electronics Association). Ms. Biagini is a registered C.P.A. in the state of California with a B.S. in business administration from San Jose State University and an M.B.A. from Santa Clara University.

John J. Mikulsky has served as our Chief Operating Officer and Executive Vice President since August 2005. From May 2001 until August 2005, Mr. Mikulsky served as our Chief Marketing Officer and Executive Vice President, Marketing and Business Development. From May 1996 until April 2001, Mr. Mikulsky served as our Vice President of Product Development. From 1993 until 1996, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, a provider of analytical services to the semiconductor and disk drive industries. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for its Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an S.M. in Management from the Sloan School at the Massachusetts Institute of Technology.

Brett W. Wallace has served as Executive Vice President since March 2006. Mr. Wallace will become our Chief Financial Officer and Secretary on April 25, 2006. From November 2004 until February 2006, Mr. Wallace was a Managing Director in investment banking with Raymond James & Associates. From June 1999 until October 2004, Mr. Wallace was a Managing Director in investment banking with Piper Jaffray & Co. Prior to 1999, Mr. Wallace worked with C.E. Unterberg, Towbin, most recently as a Managing Director in investment banking. Mr. Wallace holds a B.A. in economics from the University of California, Berkeley and an M.B.A. from UCLA’s Anderson School of Management.

Edward C.V. Winn has served as director of Endwave since July 2000. From March 1992 to January 2000, Mr. Winn served in various capacities with TriQuint Semiconductor, Inc., a semiconductor manufacturer, most recently as Executive Vice President, Finance and Administration and Chief Financial Officer. Previously, Mr. Winn served in various capacities with Avantek, Inc., a microwave component and subsystem manufacturer, most recently as Product Group Vice President. Mr. Winn received a B.S. in Physics from Rensselaer Polytechnic Institute and an M.B.A. from Harvard Business School. Mr. Winn serves as a member on the Board of Directors of Volterra Semiconductor Corporation.

Joseph J. Lazzara has served as a director of Endwave since February 2004. Mr. Lazzara has served as the Chief Executive Officer of Scientific Technologies Incorporation (“STI”), a manufacturer and supplier of machine safeguarding products and automation sensors, since June 1993, President of STI since June 1989 and Treasurer and a director of STI since September 1984. Mr. Lazzara served as a Vice President of STI from September 1984 until June 1989. He has also served as Treasurer and a director of STI’s parent company, Scientific Technology Incorporation, since August 1981. Prior to 1981, Mr. Lazzara was employed by Hewlett-Packard Company, a global technology solutions provider, in Process and Engineering Management. Mr. Lazzara received a B.S. in engineering from Purdue University and an M.B.A. from Santa Clara University. Mr. Lazzara serves as a member on the Board of Directors of STI and AeA (the American Electronics Association).

John F. McGrath, Jr. has served as a director of Endwave since January 2005. Mr. McGrath is currently the Vice President and Chief Financial Officer for Network Equipment Technologies, a manufacturer of keyboard-video-mouse audio/video switches, splitters and extenders for computers and video sources, a position he has held since 2001. Prior to joining Network Equipment Technologies in 2001, Mr. McGrath was an independent consultant to enterprise software firm Niku Corporation. From 1997 to 2000, Mr. McGrath served in various financial capacities at Aspect Communications, including as Vice President of Finance and Director of Finance for Europe, Middle East and Africa. Prior to that he was Director of Finance for TCSI Corporation. From 1986 to 1991, Mr. McGrath worked as a Manager in the High Technology/Manufacturing Group at Ernst & Young LLP. Mr. McGrath holds a B.S. in Accounting from the University of Wyoming and an M.B.A. from the Stanford Graduate School of Business and is a registered C.P.A. in the state of California.

Wade Meyercord has served as a director of Endwave since March 2004. From 1987 to present, Mr. Meyercord has served as President of Meyercord and Associates, a consulting firm specializing in board of directors and executive compensation. From 1999 to 2002, Mr. Meyercord served as Senior Vice President and Chief Financial Officer of RioPort.com, Inc., a company that delivers an integrated, secure platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. From 1998 to 1999, Mr. Meyercord Served as Senior Vice President, e-commerce of Diamond Multimedia. Prior to 1998, Mr. Meyercord held various management and/or executive level positions with Read-Rite Corporation, Memorex Corporation and IBM Corporation. Mr. Meyercord received a B.S. in mechanical engineering from Purdue University and an M.B.A. in engineering administration from Syracuse University. Mr. Meyercord serves as a member on the Board of Directors of Microchip and California Micro Devices.

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

We have a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control of our management. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the Class I directors to expire at our 2007 annual meeting of stockholders, the term of office of the Class II directors to expire at our 2008 annual meeting of stockholders and the term of office of the Class III directors to expire at our 2006 annual meeting of stockholders. Class I consists of Mr. Lazzara; Class II consists of Messrs. Meyercord and McGrath; and Class III consists of Messrs. Keible and Winn. Directors elected to succeed those directors whose terms expire will be elected to a three-year term of office. All directors hold office until the next annual meeting of stockholders in the year in which their terms expire and until their successors have been duly elected and qualified. Executive officers serve at the discretion of our Board of Directors. There are no family relationships between any of our officers and directors.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except as follows:

•	one report was timely filed by Ms. Sharer, a former director, but reported an incorrect ending total, which was subsequently corrected on one Form 4/A amending the previous Form 4 report;

•	one report, covering one transaction, was filed late by Mr. Mikulsky;

•	one report, covering one transaction, was filed late by Mr. Keible; three reports were timely filed by Mr. Edward Keible, but reported incorrect ending totals, and were subsequently corrected on three Form 4/A amending the previous Forms 4; and

•	one report, covering one transaction, was filed late by Ms. Biagini.

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

Audit Committee

The Audit Committee of our Board of Directors, currently comprised of Messrs. Lazzara, McGrath and Winn, oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of, and assesses the qualifications of, our independent registered public accounting firm; determines and approves the engagement of our independent registered public accounting firm; determines whether to retain or terminate our existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of our independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our audit engagement team as required by law; confers with management and our independent registered public accounting firm regarding the effectiveness of our internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm, including reviewing our disclosures under “Management’s Discussion and Analysis of

Financial Condition and Results of Operations.” Our Board of Directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent, as independence is currently defined in Rule 4200(a) (15) of the Nasdaq listing standards. Our Board of Directors has determined that Messrs. Winn and McGrath qualify as “audit committee financial experts,” as defined in applicable Securities and Exchange Commission rules.

Compensation Committee

The Compensation Committee of our Board of Directors, currently comprised of Messrs. Lazzara and Meyercord, reviews and approves our overall compensation strategy and policies. Ms. Sharer was a member of the Compensation Committee in 2005 and until her resignation from our Board of Directors in February 2006. The Compensation Committee reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management; reviews and approves the compensation and other terms of employment of our Chief Executive Officer; reviews and approves the compensation and other terms of employment of our other officers; and administers our stock option and purchase plans, pension and profit sharing plans, stock bonus plans, deferred compensation plans and other similar programs. All current members of our Compensation Committee are, and all former members of our Compensation Committee have been, independent within the meaning of Rule 4200(a)(15) of the Nasdaq listing standards.

Nominating and Governance Committee

The Nominating and Governance Committee of our Board of Directors, currently comprised of Messrs. Lazzara, Meyercord and Winn, is responsible for: identifying, reviewing and evaluating candidates to serve as members of our Board of Directors, consistent with criteria approved by our Board of Directors; reviewing and evaluating incumbent directors and recommending candidates for election to our Board of Directors; making recommendations to our Board of Directors regarding the membership of the committees of our Board of Directors; and assessing the performance of management and our Board of Directors. Ms. Sharer was a member of the Nominating Committee in 2005 and until her resignation from our Board of Directors in February 2006. All current members of our Nominating and Governance Committee are, and all former members of our Nominating and Governance Committee have been, independent within the meaning of Rule 4200(a)(15) of the Nasdaq listing standards.

Code of Business Conduct and Ethics

We have adopted the Endwave Corporation Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Endwave Corporation Code of Business Conduct and Ethics is available on our website at www.endwave.com. We will post on our website any amendments to this code or any waivers of this code that apply to directors or executive officers. A copy of this code may be obtained without charge by making a written request to:
Endwave Corporation
Attention: Investor Relations
776 Palomar Avenue
Sunnyvale, CA 94085

Item 11.	Executive Compensation

Compensation of Executive Officers

The following table shows, for the years ended December 31, 2005, 2004 and 2003, compensation awarded, paid to or earned by our “named executive officers” (within the meaning of Item 402 of Regulation S-K promulgated by the Securities and Exchange Commission) for services rendered by them as our officers.

Summary Compensation Table

				Long-Term Compensation
	Annual Compensation(1)			Awards
				Securities
		Salary		Underlying	All Other
Name and Principal Position	Year	($)	Bonus($)	Options(#)	Compensation($)

Edward A. Keible, Jr.(2)	2005	340,600	170,000	75,000	459
President and Chief Executive Officer	2004	327,231	40,000	118,000	335
	2003	318,000	95,400	110,777	1,974

Julianne M. Biagini(3)	2005	213,100	80,000	30,000	409
Chief Financial Officer,	2004	204,231	20,000	60,000	363
Executive Vice President and Corporate Secretary	2003	195,000	48,750	46,659	963

John J. Mikulsky(4)	2005	241,000	90,000	45,000	459
Chief Operating Officer	2004	231,462	20,000	60,000	420
and Executive Vice President	2003	225,000	56,250	55,799	1,573

(1)	In accordance with rules promulgated by the Securities and Exchange Commission, other annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constitutes less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Officer for the fiscal year.

(2)	All Other Compensation represents group life insurance payments made by Endwave in the amounts of $459, $335 and $1,974 for 2005, 2004 and 2003, respectively.

(3)	All Other Compensation represents group life insurance payments made by Endwave in the amounts of $409, $363 and $963 for 2005, 2004 and 2003, respectively.

(4)	All Other Compensation represents group life insurance payments made by Endwave in the amounts of $459, $420 and $1,573 for 2005, 2004 and 2003, respectively.

The following table sets forth information regarding options granted to each Named Officer during the year ended December 31, 2005. The information regarding stock options granted to our named executive officers as a percentage of total stock options granted to employees in 2005 is based on options to purchase a total of 519,150 shares of our common stock that were granted to employees in 2005 under our 2000 Equity Incentive Plan. No stock appreciation rights or restricted stock awards were granted during 2005.

Option Grants in 2005

	Number of				Potential Realizable
	Securities	% of Total			Value at Assumed
	Underlying	Options			Annual Rates of Stock
	Options	Granted to			Price Appreciation for
	Granted	Employees in	Exercise	Expiration	Option Term ($)(2)
Name	(#)(1)	Fiscal Year (%)	Price ($/Sh)	Date	5%	10%

Edward A. Keible, Jr	37,500	7.22	34.89	7/31/15	822,545	2,084,327
	4,657	0.90	21.47	2/03/15	62,859	159,284
	32,843	6.33	21.47	2/03/15	443,305	1,123,333
Julianne M. Biagini	15,000	2.89	34.89	7/31/15	329,018	833,731
	10,343	1.99	21.47	2/03/15	139,607	353763
	4,657	0.90	21.47	2/03/15	62,859	159,284
John J. Mikulsky	30,000	5.78	34.89	7/31/15	658,036	1,667,461
	4,657	0.90	21.47	2/03/15	62,859	159,284
	10,343	1.99	21.47	2/03/15	139,607	353,763

(1)	Options granted under our 2000 Equity Incentive Plan and under our 1992 Stock Option Plan vest in accordance with the terms of the applicable option grant and the terms of our Executive Officer Severance and Retention Plan, detailed in “Employment, Severance and Change in Control Agreements” below.

(2)	The potential realizable value is based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate, compounded annually for the entire term of the option and the option is exercised solely on the last day of its term for the appreciated price. These amounts represent certain assumed rates of appreciation less the exercise price, in accordance with the rules of the Securities and Exchange Commission, and do not reflect our estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of our common stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

			Number of Securities	Value of Unexercised
		Value	Underlying Unexercised	In-the-Money Options at
	Shares Acquired	Realized	Options at FY-End (#)	FY-End ($)
Name	on Exercise (#)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Edward A. Keible, Jr	114,807	2,441,122	201,569/0	1,384,070/0
Julianne M. Biagini	140,379	3,644,307	68,126/0	289,500/0
John J. Mikulsky	160,228	4,587,984	109,677/0	628,596/0

As of December 31, 2005, options to purchase 175,014 shares of common stock held by our named executive officers were in-the-money.

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

Non-employee directors are eligible to participate in our 2000 Non-Employee Director Plan, the Director Plan. Pursuant to the Director Plan, all non-employee directors are automatically granted an option to purchase 20,000 shares of common stock upon their election to our Board of Directors. Each non-employee director is also granted an option to purchase an additional 6,000 shares of common stock each year following the date of our annual meeting of stockholders, provided that if any non-employee director has not served in that capacity for the entire period since the preceding annual stockholders meeting, then the number of shares subject to the annual grant will be reduced, pro rata, for each full quarter the director did not serve during the previous period. All options under our Director Plan expire after ten years and have an exercise price equal to the fair market value on the date of grant. Until recently, all of these options vested over four years at the rate of 1/48 of the total grant per month. In February 2005, the Board of Directors approved an amendment to the Director Plan providing that annual option grants, but not initial option grants, will vest over two years at the rate of 1/24 of the total grant per month. Our directors are also eligible to participate in our 2000 Equity Incentive Plan and our employee directors are eligible to participate in our 2000 Employee Stock Purchase Plan.

During the last fiscal year, we granted options covering an aggregate of 42,500 shares to our non-employee directors at an average exercise price of $15.21 per share. The fair market value of such common stock on the date of grant was the same as the exercise price per share, based on the closing sales price reported on the Nasdaq National Market for the date of grant. As of February 17, 2006 52,914 shares of common stock have been purchased upon the exercise of options granted under the Director Plan.

Employment, Severance and Change in Control Agreements

In March 2000, in connection with our merger with TRW Milliwave Inc., our Board of Directors approved an Officer Retention Plan providing for the acceleration of vesting, under certain circumstances, of a portion of stock options granted to our officers under our 1992 Stock Option Plan and 2000 Equity Incentive Plan. The Officer Retention Plan was amended in March 2002 and in October 2003 and renamed the Executive Officer Severance and Retention Plan. Under the Executive Officer Severance and Retention Plan, as amended, if an executive officer is terminated without cause, or resigns for certain specified reasons, the executive officer will receive (i) salary and benefits continuation based on the executive officer’s position and length of service with us and (ii) acceleration of vesting on the unvested portion of some of the executive officer’s stock options, based on the officer’s position and length of service with us. In the case of the Chief Executive Officer, the salary and benefits continuation period will be equal to the greater of two months for every year of service to us, or a total of 12 months, if the termination of employment does not occur in connection with, or within six months after, a change in control transaction. In the case of an Executive Vice President, the salary and benefits continuation will be equal to the greater of 1.5 months for every year of service to us, or a total of nine months, if the termination of employment does not occur in connection with, or within six months after, a change in control transaction. Under the circumstances set forth above, subject to certain exceptions, an executive officer will vest as if the executive officer had remained employed by Endwave for twice the salary and benefits continuation period described above. Upon the closing of a change in control transaction, each executive officer will receive this same amount of acceleration of vesting even if his or her employment is not terminated. However, if an executive officer’s employment is terminated by us without cause or by the executive officer for certain specified reasons in connection with, or within six months after, the change in control transaction, the executive officer will receive salary and benefits continuation for twice the period that would have applied had such termination not occurred in connection with a change in control, and additional accelerated vesting in the same amount as provided when termination does not occur in connection with a change in control transaction.

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

The following table sets forth certain information regarding the ownership of our common stock as of February 17, 2006 by: (i) each of our named executive officers; (ii) each director; (iii) our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Except as otherwise indicated, the address of each of the persons set forth below is c/o Endwave Corporation, 776 Palomar Avenue, Sunnyvale, California, 94085.

	Shares Beneficially
	Owned(1)
Name and Address	Number	Percent(2)

Entities affiliated with Wood River Management LLC(3)	4,171,477	36.71%
c/o Arthur Steinberg, Esq,
Kaye Scholer LLP
425 Park Avenue
New York, NY 10022
Entities affiliated with EagleRock Capital Management(4)	953,916	8.39
551 Fifth Avenue, 34th Floor
New York, NY 10176
Entities affiliated with Potomac Capital Management	764,578	6.75
825 Third Avenue
New York, NY 10022
Edward A. Keible, Jr.(5)	287,087	2.47
Julianne M. Biagini(6)	122,827	1.07
John J. Mikulsky(7)	195,201	1.70
Edward C.V. Winn(8)	12,758	*
Joseph J. Lazzara(8)	5,193	*
John F. McGrath, Jr.(8)	4,153	*
Wade Meyercord(8)	4,661	*
Carol Herod Sharer(9)	7,758	*
All directors and executive officers as a group (8 persons)(10)	639,638	5.37

*	Less than one percent.

(1)	This table is based upon information supplied to us by our officers, directors and principal stockholders and upon any Schedules 13D or 13G filed with the Securities and Exchange. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 11,363,475 shares outstanding on February 17, 2006, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(3)	Includes 2,843,239 shares held by Wood River Partners, L.P. (the “Partnership”) and 1,328,238 shares held by Wood River Partners Offshore, Ltd. (the “Offshore Fund”). Wood River Capital Management, L.L.C. (the “Adviser”) is an investment adviser and is the management company for the partnership and the Offshore Fund and as such may be deemed to beneficially own 4,171,477 shares. Wood River Associates, L.L.C. (the “General Partner”) is the general partner of the Partnership and as such may be deemed to beneficially own 1,328,238 shares. Pursuant to an order of the United States District Court for the Southern District of New York dated October 13, 2005, Arthur Steinberg, Esq. (the “Receiver”) was appointed as the Receiver of the Wood River Entities. Due to the powers and authority conveyed upon the Receiver by the order, the Receiver may be deemed to share beneficial ownership of the shares.

(4)	The shares are held by EagleRock Master Fund, L.P. (“ERMF”) and EagleRock Institutional Partners LP (“ERIP”). EagleRock Capital Management, LLC (“EagleRock”) is the investment manager of ERMF and

ERIP and has sole power to vote and dispose of the shares held by ERMF and ERIP and may be deemed to beneficially own such shares. Nader Tavakoli is the Manager of EagleRock and may direct the voting and disposition of the shares held by ERMF and ERIP and may be deemed to beneficially own such shares.

(5)	Includes 276,659 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 172,802 shares would be subject to repurchase by us. Also includes 10,518 shares held by the Keible Family Trust, of which Mr. Keible is co-trustee. Mr. Keible’s spouse shares voting and investment power over the shares held by Mr. Keible’s father-in-law.

(6)	Includes 98,126 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 76,004 shares would be subject to repurchase by us. Includes 15,342 shares held in escrow and that are subject to repurchase.

(7)	Includes 139,677 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 78,766 shares would be subject to repurchase by us. Also includes 600 shares owned by Mr. Mikulsky’s daughter.

(8)	Represents shares issuable upon exercise of options exercisable within 60 days of the date of this table.

(9)	Includes 2,758 shares issuable upon exercise of options exercisable within 60 days of the date of this table.

(10)	See footnotes 5 through 9 above, as applicable. Includes 644,638 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 327,572 shares would be subject to a repurchase right by us.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of the end of December 31, 2005.

Number of Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights(a)	Rights(b)	Column (a))(c)(1)

Equity compensation plans approved by security holders	1,292,877	$14.19	1,551,170	(2)
Equity compensation plans not approved by security holders	0	0	0

Total	1,292,877	$14.19	1,551,170

(1)	Each year on October 17, starting 2001 and continuing through 2005, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Equity Incentive Plan is automatically increased by the lesser of 3,000,000 shares or 6% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by the Board of Directors. In addition, each year on October 17, starting in 2001 and continuing through 2005, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Employee Stock Purchase Plan is automatically increased by the lesser of 350,000 shares or 1.5% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by the Board of Directors.

(2)	Includes 258,293 shares issuable under the 2000 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions

Indemnification

Our Bylaws provide that we will indemnify our directors and executive officers and may indemnify our other officers, employees and other agents to the extent not prohibited by Delaware law. The Bylaws also require us to advance litigation expenses in the case of stockholder derivative actions or other actions. The indemnified party must repay such advances if it is ultimately determined that the indemnified party is not entitled to indemnification.

Transactions with Northrop Grumman Corporation

Northrop Grumman Corporation was a beneficial owner of a significant portion of our outstanding common stock from March 2000 through the beginning of December 2005. The record holder of such shares was most recently Northrop Grumman Space & Mission Systems Corp., a wholly-owned subsidiary of Northrop Grumman Corporation. We maintain a supply agreement and a technology services agreement with Northrop Grumman Space & Mission Systems Corp. The supply agreement, which specifies volume and price commitments, was effective by its terms through December 31, 2005 and has been extended by mutual agreement until March 31, 2006 while parties negotiate the terms of a new supply agreement. Under the existing agreement, we recorded purchases of $7.1 million, $4.2 million and $3.1 million for 2005, 2004 and 2003, respectively.

We also sell various products and services under purchase orders and agreements to various subsidiaries and divisions of Northrop Grumman Corporation, and recognized revenues of $61,000, $86,000 and $345,000 in 2005, 2004 and 2003, respectively. In the years ended December 31, 2005, 2004 and 2003, we incurred costs related to these revenues of approximately $39,000, $51,000 and $124,000.

At December 31, 2004, we had accounts receivable of $15,000 and accounts payable of $1.3 million related to our supplier and customer relationships, respectively, with Northrop Grumman Corporation and its subsidiaries.

Some radios incorporating our transceivers that are manufactured and shipped by one of our customers have experienced degraded performance after installation in the field. The cause of the degradation was identified to be a faulty semiconductor component originally developed and supplied by TRW Inc. that was incorporated in the transceiver. TRW was later acquired by Northrop Grumman Corporation and renamed Northrop Grumman Space & Mission Systems Corp., and its foundry is referred to in this report by its tradename, Velocium. Pursuant to a settlement agreement between TRW and us, we are responsible for the direct costs associated with the repair and replacement of the degraded transceivers produced under our supply agreement with the customer. Northrop Grumman Space & Mission Systems Corp., as successor to TRW, compensated our customer for the indirect costs associated with the repair and replacement of the degraded radios and transceivers. These indirect costs include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in each returned radio. Under an agreement we entered into with Northrop Grumman Space & Mission Systems Corp. in March 2005, we agreed to pay $300,000 to Northrop Grumman Space & Mission Systems Corp. as final reimbursement for these indirect costs and to assume sole responsibility for any future product failures attributable to the TRW semiconductor component. We are in the process of designing a replacement component, which will be fabricated by an alternate supplier, that we believe will eliminate the degradation of performance in future production units. We expect to complete the design and qualification of this replacement component by mid-2006 at a cost of approximately $115,000. During 2001, we reserved $4.6 million for warranty charges to cover the actual repair of the transceivers containing these faulty components, of which $2.4 million had been used or reversed through December 31, 2005. We believe that our remaining reserve is adequate to cover our remaining warranty obligations.

Item 14.	Principal Accounting Fees and Services

The following table shows the fees paid or accrued by Endwave for the audit and other services provided by our independent registered public accounting firms Burr, Pilger & Mayer LLP for fiscal 2004 and 2005 (in thousands):

	2004	2005

Audit Fees(1)	$183	$464
Tax Fees(2)	0	0
All Other Fees(3)	0	96

Total	$183	$560

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual consolidated financial statements and review of our quarterly condensed consolidated financial statements.

(2)	Tax fees consisted primarily of income tax compliance and related services.

(3)	Represents fees for services provided in connection with other miscellaneous items not otherwise included in the categories above including $96,000 related to the filing of a registration statement on Form S-3 in fiscal 2005.

The Audit Committee has determined that the provision by Burr, Pilger & Mayer LLP, of non-audit services is compatible with maintaining the independence of Burr, Pilger & Mayer LLP. During fiscal 2005, all services provided by Burr, Pilger & Mayer LLP were pre-approved by the Audit Committee.

Audit Committee Pre-Approval Policy

The Audit Committee of our Board of Directors has adopted a policy requiring the pre-approval of the engagement of our independent registered public accounting firm prior to rendering any audit or non-audit services.

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

(3) Listing of Exhibits:

(b) Intentionally omitted

(c) Exhibits — 2

Number		Description

2	.1(1)†	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated April 24, 2001.
2	.2(2)†	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated September 24, 2002.
2	.3(3)†	Purchase and Sale Agreement by and Among New Focus, Inc., Bookham Technology PLC and the Registrant dated July 21, 2004.
3	.1(4)	Amended and Restated Certificate of Incorporation effective October 20, 2000.
3	.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.
3	.3(4)	Amended and Restated Bylaws effective October 20, 2000.
3	.4(12)	Certificate of Designation for Series A Junior Participating Preferred Stock.
4	.1(4)	Form of specimen Common Stock Certificate.

Number		Description

4	.2(11)	Amended and Restated Registration Rights Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated September 14, 2005.
4	.3(12)	Rights Agreement dated as of December 1, 2005 between Endwave Corporation and Computershare Trust Company, Inc.
4	.4(12)	Form of Rights Certificate
10	.1(4)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.
10	.2(4)*	1992 Stock Option Plan.
10	.3(4)*	Form of Incentive Stock Option under 1992 Stock Option Plan.
10	.4(4)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.
10	.5(4)*	2000 Equity Incentive Plan, as amended.
10	.6(4)*	Form of Stock Option Agreement under 2000 Equity Incentive Plan.
10	.7(4)*	2000 Employee Stock Purchase Plan.
10	.8(4)*	Form of 2000 Employee Stock Purchase Plan Offering.
10	.9*	2000 Non-Employee Directors’ Stock Option Plan, as amended.
10	.10(4)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.
10	.11(7), (13)*	Description of Compensation Payable to Non-Employee Directors.
10	.12(13)*	2006 Base Salaries for Named Executive Officers.
10	.13(13)*	2006 Executive Incentive Compensation Plan.
10	.14(8)*	Executive Officer Severance and Retention Plan.
10	.15(8)*	Transaction Incentive Plan.
10	.16(4)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.
10	.17(4)†	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.
10	.18(4)†	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10	.19(9)†	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.
10	.20(10)†	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.
10	.21(5)	Industrial Lease by and between The Irvine Company and the Registrant dated January 28, 2004.
10	.22(5)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated March 26, 2004.
10	.23(6)	Settlement and Release Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated March 23, 2005.
10	.24†	Purchase Agreement between Nokia and Endwave Corporation dated January 1, 2006.
10	.25†	Frame Purchase Agreement by and between Endwave Corporation and Siemens Mobile Communications Spa dated January 16, 2006.
23.1		Consent of Burr, Pilger & Mayer LLP, independent registered public accounting firm.
23.2		Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 8, 2001 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 11, 2002 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 4, 2004 and incorporated herein by reference.

(4)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(5)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 25, 2005 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 3, 2005 and incorporated herein by reference.

(8)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(9)	Previously filed with an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 4, 2004 and incorporated herein by reference.

(10)	Previously filed with an amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on August 4, 2004 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 15, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 8, 2006 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

(d) Financial Statement Schedule

ENDWAVE CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

		Additions
	Balance at	Charged to	Deductions	Balances
	Beginning	Costs and	and	at End of
	of Period	Expense	Write-offs	Period
	(In thousands)

Year ended December 31, 2005	$243	$59	$(6)	$296

Year ended December 31, 2004	$284	$66	$(107)	$243

Year ended December 31, 2003	$324	$126	$(166)	$284

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

By:	/s/ JULIANNE M. BIAGINI
Julianne M. Biagini
Executive Vice President and
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Julianne M. Biagini and Edward A. Keible, Jr., his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ EDWARD A. KEIBLE, JR. Edward A. Keible, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/s/ JULIANNE M. BIAGINI Julianne M. Biagini	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

/s/ EDWARD C.V. WINN Edward C.V. Winn	Chairman of the Board of Directors	March 14, 2006

/s/ JOSEPH J. LAZZARA Joseph J. Lazzara	Director	March 14, 2006

/s/ JOHN F. MCGRATH, JR. John F. McGrath, Jr.	Director	March 14, 2006

/s/ WADE MEYERCORD Wade Meyercord	Director	March 14, 2006

INDEX TO EXHIBITS

Number		Description

2	.1(1)†	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated April 24, 2001.
2	.2(2)†	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated September 24, 2002.
2	.3(3)†	Purchase and Sale Agreement by and Among New Focus, Inc., Bookham Technology PLC and the Registrant dated July 21, 2004.
3	.1(4)	Amended and Restated Certificate of Incorporation effective October 20, 2000.
3	.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.
3	.3(4)	Amended and Restated Bylaws effective October 20, 2000.
3	.4(12)	Certificate of Designation for Series A Junior Participating Preferred Stock.
4	.1(4)	Form of specimen Common Stock Certificate.
4	.2(11)	Amended and Restated Registration Rights Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated September 14, 2005.
4	.3(12)	Rights Agreement dated as of December 1, 2005 between Endwave Corporation and Computershare Trust Company, Inc.
4	.4(12)	Form of Rights Certificate
10	.1(4)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.
10	.2(4)*	1992 Stock Option Plan.
10	.3(4)*	Form of Incentive Stock Option under 1992 Stock Option Plan.
10	.4(4)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.
10	.5(4)*	2000 Equity Incentive Plan, as amended.
10	.6(4)*	Form of Stock Option Agreement under 2000 Equity Incentive Plan.
10	.7(4)*	2000 Employee Stock Purchase Plan.
10	.8(4)*	Form of 2000 Employee Stock Purchase Plan Offering.
10	.9*	2000 Non-Employee Directors’ Stock Option Plan, as amended.
10	.10(4)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.
10	.11(7), (13)*	Description of Compensation Payable to Non-Employee Directors.
10	.12(13)*	2006 Base Salaries for Named Executive Officers.
10	.13(13)*	2006 Executive Incentive Compensation Plan.
10	.14(8)*	Executive Officer Severance and Retention Plan.
10	.15(8)*	Transaction Incentive Plan.
10	.16(4)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.
10	.17(4)†	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.
10	.18(4)†	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10	.19(9)†	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.
10	.20(10)†	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.
10	.21(5)	Industrial Lease by and between The Irvine Company and the Registrant dated January 28, 2004.
10	.22(5)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated March 26, 2004.

Number		Description

10	.23(6)	Settlement and Release Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated March 23, 2005.
10	.24†	Purchase Agreement between Nokia and Endwave Corporation dated January 1, 2006.
10	.25†	Frame Purchase Agreement by and between Endwave Corporation and Siemens Mobile Communications Spa dated January 16, 2006.
23.1		Consent of Burr, Pilger & Mayer LLP, independent registered public accounting firm.
23.2		Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 8, 2001 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 11, 2002 and incorporated herein by reference

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 4, 2004 and incorporated herein by reference.

(4)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(5)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 25, 2005 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 3, 2005 and incorporated herein by reference.

(8)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(9)	Previously filed with an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 4, 2004 and incorporated herein by reference.

(10)	Previously filed with an amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on August 4, 2004 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 15, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 8, 2006 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.