Form 10-Q
period 2006-03-31
ENDWAVE CORP
filed 2006-05-10
CIK 1118941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     The number of shares of the registrant’s Common Stock outstanding as of April 27, 2006 was 11,371,988 shares. The number of shares of the registrant’s Preferred Stock outstanding as of April 27, 2006 was 300,000 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$8,007	$8,456
Restricted cash	25	25
Short-term investments	13,927	13,959
Accounts receivable, net	11,092	10,487
Inventories	11,766	13,448
Other current assets	586	560

Total current assets	45,403	46,935
Property and equipment, net	1,100	1,321
Other assets, net	97	97
Goodwill and intangible assets, net	4,644	4,796

	$51,244	$53,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,530	$2,954
Accrued warranty	3,149	3,257
Accrued compensation	1,746	2,494
Restructuring liabilities	—	20
Other current liabilities	809	956

Total current liabilities	8,234	9,681
Other long-term liabilities	346	385

Total liabilities	8,580	10,066

Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,370,684 and 11,358,816 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	11	11
Additional paid-in capital	310,348	309,583
Treasury stock, at cost, 39,150 shares at March 31, 2006 and December 31, 2005	(79)	(79)
Accumulated other comprehensive loss	(69)	(63)
Accumulated deficit	(267,547)	(266,369)

Total stockholders’ equity	42,664	43,083

	$51,244	$53,149

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2005.
     The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended
	March 31,
	2006	2005
Revenues:
Product revenues ($0 and $10 from affiliate, respectively)	$13,153	$8,972
Development fees	593	128

Total revenues	13,746	9,100

Costs and expenses:
Cost of product revenues* ($0 and $1 related to revenues from affiliate, respectively)	9,996	6,175
Cost of product revenues, amortization of intangible assets	113	113
Research and development*	2,079	1,492
Selling, general and administrative*	2,958	2,274
Amortization of intangible assets	39	62

Total costs and expenses	15,185	10,116

Loss from operations	(1,439)	(1,016)
Interest and other income, net	261	169

Net loss	$(1,178)	$(847)

Basic and diluted net loss per share	$(0.10)	$(0.08)
Shares used in computing basic and diluted net loss per share	11,364,680	10,518,656

*Includes the following amounts related to stock-based compensation
Cost of product revenues	$88	$—
Research and development	120	—
Selling, general and administrative	506	—

	$714	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	March 31,
	2006	2005
Operating activities:
Net loss	$(1,178)	$(847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254	391
Amortization of intangible assets	152	175
Stock compensation expense	714	—
Amortization of investments, net	26	6
Gain on the sale of land and equipment	—	(38)
Changes in operating assets and liabilities:
Accounts receivable, net	(605)	1,140
Inventories	1,696	(2,835)
Other assets	(26)	(192)
Accounts payable	(424)	1,470
Accrued warranty	(108)	15
Accrued compensation, restructuring liabilities, other current liabilities and other long-term liabilities	(954)	166

Net cash used in operating activities	(453)	(549)

Investing activities:
Cash paid in business combinations	—	(20)
Purchases of equipment	(33)	(47)
Purchases of short term investments	—	(1,050)
Proceeds on maturities of short term investments	—	5,500

Net cash provided by (used in) investing activities	(33)	4,383

Financing activities:
Proceeds from exercises of stock options	37	227

Net cash provided by financing activities	37	227

Net change in cash and cash equivalents	(449)	4,061
Cash and cash equivalents at beginning of period	8,456	4,808

Cash and cash equivalents at end of period	$8,007	$8,869

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

° oscillators — electronic devices that generate radio frequency signals at a fixed frequency;

° up and down converters — electronic devices that shift the center frequency of a radio signal without altering the signal’s data modulation;

° frequency multipliers — electronic devices that increase the frequency of a radio signal in integer multiples; and

° microwave switch arrays — electronic devices that can switch the routing of a radio signal.
     The accompanying unaudited condensed consolidated financial statements of Endwave have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005.
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

3. Short-term Investments
     The following estimated fair value amounts have been determined using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
Short-term investments:
Commercial paper	$3,596	$—	$(45)	$3,551
Government agency obligations	10,400	—	(24)	10,376

Total	$13,996	$—	$(69)	$13,927

Cash equivalents:
Commercial paper	$2,144	$—	$—	$2,144

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
Short-term investments:
Commercial paper	$3,618	$—	$(40)	$3,578
Government agency obligations	10,404	—	(23)	10,381

Total	$14,022	$—	$(63)	$13,959

Cash equivalents:
Commercial paper	$1,898	$—	$—	$1,898

     At March 31, 2006, the Company had $10.9 million of short-term investments with maturities of less than one year and $3.0 million of short-term investments with maturities between one and two years. At December 31, 2005, the Company had $8.9 million of short-term investments with maturities of less than one year and $5.1 million of short-term investments with maturities between one and two years.
     At March 31, 2006, the Company had net unrealized losses of $69,000 related to $5.0 million of investments in debt securities. At December 31, 2005, the Company had net unrealized losses of $63,000 related to $5.1 million of investments in debt securities. These securities were in an unrealized loss position for a period of less than one year. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. Realized gains and losses were insignificant for the year ended December 31, 2005 and the first quarter ended March 31, 2006.
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
4. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$8,763	$10,181
Work in process	1,853	1,509
Finished goods	1,150	1,758

	$11,766	$13,448

5. Goodwill and Intangible Assets
Goodwill
     At March 31, 2006, the Company had goodwill of $1.6 million associated with its purchase of JCA Technology, Inc. (“JCA”). The Company conducted its 2005 annual goodwill impairment analysis in the third quarter of 2005 and no goodwill impairment was indicated.

Intangible Assets
     The components of intangible assets as of March 31, 2006 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$2,250	$(752)	$1,498
Tradename	1,060	—	1,060
Customer relationships	780	(260)	520
Customer backlog	140	(140)	—

Intangible assets	$4,230	$(1,152)	$3,078

     The components of intangible assets as of December 31, 2005 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$2,250	$(639)	$1,611
Tradename	1,060	—	1,060
Customer relationships	780	(221)	559
Customer backlog	140	(140)	—

Intangible assets	$4,230	$(1,000)	$3,230

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
     The customer backlog was fully amortized as of January 2005. The amortization of the identifiable intangible assets was $152,000 and $175,000 during the three months ending March 31, 2006 and 2005, respectively. The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31
2006 (April 1 through December 31)	$454
2007	606
2008	606
2009	352

$2,018

6. Warranty
     The warranty periods for the Company’s products are between one and two years from date of shipment. The Company provides for estimated warranty expense at the time of shipment. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.
     Changes in the Company’s product warranty liability during the periods ended March 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Balance at January 1	$3,257	$4,488
Warranties accrued	177	49
Warranties settled or reversed	(285)	(34)

Balance at March 31	$3,149	$4,503

7. Restructuring Liabilities
     During 2002, the Company implemented a restructuring program to reduce operating expenses and align resources with long-term growth opportunities. The Company recorded a restructuring charge of $3.5 million, the components of which were $1.1 million for severance and fringe benefit costs related to the elimination of 107 positions across all functions, $310,000 for lease termination payments and $2.1 million for excess equipment. At December 31, 2005, $20,000 remained in restructuring liabilities related to this restructuring program. During the first quarter of 2006, the Company paid off the remaining balance.
8. Commitments and Contingencies
     The Company is involved periodically in legal proceedings arising in the ordinary course of business, such as worker’s compensation, accounts receivable collections and the like. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceedings will result in judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
     Although we are not a party to the litigation now pending in the Southern District of New York entitled “Securities and Exchange Commission v. Wood River Capital Management, LLC et al.” filed as Civil Action 05-CV-8713, we have filed a proof of claim with the Court reserving our rights to pursue claims against the defendants in such action, including possible claims for disgorgement of profits pursuant to Section 16 of the Exchange Act. Because Wood River Capital Management, LLC and its affiliates (collectively, “Wood River”) have not yet publicly disclosed their trading history in our common stock, we are unable to determine at this time what claims exist, or what the damages for any such claims may be. To the extent we have any valid claims against Wood River, we intend to pursue them vigorously.
9. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123 (R)”). SFAS No. 123 (R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.
Prior to the Adoption of SFAS No. 123 (R)
     Prior to the adoption of SFAS No. 123 (R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”

     The pro-forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share data):

Three months ended
March 31, 2005
Net loss, as reported	$(847)
Add: Stock-based employee compensation expense included in reported net loss	—

Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(979)

Net loss, pro forma	$(1,826)

Basic and diluted net loss per share, as reported	$(0.08)

Basic and diluted net loss per share, pro forma	$(0.17)

Impact of the Adoption of SFAS No. 123 (R)
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the three months ended March 31, 2006 was as follows (in thousands, except per share data):

Three months ended
March 31, 2006
Stock-based compensation expense by type of award:
Employee stock options	$646
Employee stock purchase plan	82
Amounts capitalized as inventory	(14)

Total stock-based compensation	714
Tax effect on stock-based compensation	—

Total stock-based compensation expense	$714

Impact on net loss per share	$(0.06)

     As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of approximately $2.9 million before estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123 (R), the Company accounted for forfeitures upon occurrence. SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 15% for its options. Accordingly, as of January 1, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $0.8 million, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $2.1 million after estimated forfeitures.
     During the three months ended March 31, 2006, the Company granted 505,400 stock options with an estimated total grant-date fair value of $3.2 million. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $0.9 million. During the three months ended March 31, 2006, the Company recorded stock-based compensation related to all stock options of $646,000.
     As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $3.7 million and will be recognized over an estimate weighted average amortization period of 1.5 years. Approximately $14,000 of stock-based compensation was capitalized as inventory at March 31, 2006. The Company elected not to capitalize any stock based compensation to inventory at January 1, 2006 when the provisions of SFAS No. 123 (R) were initially adopted.

Valuation Assumptions
     The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123 (R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions:

	Three months ended
	March 31,
	2006	2005
Risk-free interest rate	4.58%	3.88%
Expected life of options	4.6 years	5.0 years
Expected dividends	0.0%	0.0%
Volatility	81%	74%
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock and the common stock of eight of the Company’s competitors, the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the terms utilized by eight of the Company’s competitors, observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.
     The weighted-average fair value of the options granted under the Company’s stock option plans was $6.27 and $4.94 per share for the three months ended March 31, 2006 and 2005, respectively. The total fair value of shares vested during the three months ended March 31, 2006 was $417,000. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $103,000.
Equity Incentive Program
     The Company’s equity incentive program is a broad-based, long-term retention program designed to align stockholder and employee interests. Under the Company’s equity incentive program, stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of the Company’s common stock at the grant date.
     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2005	1,292,877	14.19
Options granted	505,400	9.66
Options exercised	(11,868)	3.10
Options cancelled	(18,060)	9.83
Outstanding at March 31, 2006	1,768,349	13.02	8.69	$8,200
Options vested and exercisable and expected to be vested and exercisable at March 31, 2006	1,535,083	13.47	8.65	$6,808
Options vested and exercisable at March 31, 2006	633,851	19.23	8.26	$2,193
     At March 31, 2006 the Company had 1,279,179 options available for grant under its stock option plans.
     The options outstanding and exercisable at March 31, 2006 were in the following exercise price ranges:

				Options Vested and Exercisable
Options Outstanding at March 31, 2006				At March 31, 2006
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$0.76 - $1.17	60,762	$1.02	6.72	27,979	$0.97
$1.18 - $1.21	25,955	$1.21	6.33	23,801	$1.21
$1.93 - $1.93	168,473	$1.93	7.18	68,847	$1.93
$2.68 - $4.80	13,804	$4.01	6.00	10,941	$3.93
$5.00 - $9.16	19,914	$6.94	7.63	6,476	$6.78
$9.32 - $9.32	120,000	$9.32	9.92	—	$—
$9.68 - $9.82	402,910	$9.77	9.77	5,633	$9.71
$10.20 - $10.20	164,851	$10.20	8.34	32,865	$10.20
$10.22 - $10.22	193,188	$10.22	7.84	46,688	$10.22
$10.50 - $20.32	220,658	$14.11	8.90	32,787	$14.12
$21.47 - $21.47	203,534	$21.47	8.85	203,534	$21.47
$24.00 - $56.00	174,300	$35.65	9.02	174,300	$35.65

	1,768,349	$13.02	8.69	633,851	$19.23

Employee Stock Purchase Plan
     In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan (“Purchase Plan”). All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. The compensation cost in connection with the purchase plan for the three months ended March 31, 2006 was $82,000. During the first quarter of 2006, there were no shares purchased under the employee stock purchase plan. During 2005, there were 62,828 shares issued under the Purchase Plan at a weighted average price of $9.33 per share. At March 31, 2006, 258,293 shares were available for purchase under the Purchase Plan.
10. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potentially dilutive common stock equivalents, including stock options to purchase common stock and restricted stock.
     As the Company incurred net losses for all periods presented, diluted net loss per share is the same as basic net loss per share. Potential dilutive common shares of 1,768,349 as of March 31, 2006 and 1,292,877 as of December 31, 2005 from the assumed exercise of stock options were not included in the net loss per share calculations as their inclusion would have been anti-dilutive.
11. Comprehensive Loss
     Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its available-for-sale securities represent the only component of comprehensive loss excluded from the reported net loss.
     The Company’s unrealized gain (loss) on available-for-sale securities of ($6,000) and $18,000 for the three months ended March 31, 2006 and 2005, was excluded from the net loss for the respective periods. Total comprehensive loss for the three months ended March 31, 2006 and 2005 was $1.2 million and $829,000, respectively.
12. Segment Disclosures
     The Company operates in a single segment. The Company’s product sales by geographic area (based on location of customer) for the three months ended March 31, 2006 and 2005 were as follows (in thousands and as a percentage of total revenues):

	Three months ended March 31,
	2006		2005
United States	$3,447	25.1%	$1,607	17.7%
Finland	3,400	24.7%	5,455	59.9%
Italy	4,077	29.7%	1,010	11.1%
Norway	1,469	10.7%	71	0.8%
Other	1,353	9.8%	957	10.5%

Total	$13,746	100.0%	$9,100	100.0%

     For the three months ended March 31, 2006, Siemens, Nokia, and Nera accounted for approximately, 30%, 25% and 15%, respectively, of the Company’s total revenues. For the three months ended March 31, 2005, Nokia and Siemens accounted for approximately 59% and 11%, respectively, of the Company’s total revenues. For the periods presented, no other customer accounted for more than 10% of the Company’s total revenues.
13. Related Party Transactions
     Prior to December 2005, Northrop Grumman Corporation was considered a related party. During December 2005, Northrop Grumman Corporation sold all of the remaining shares of the Company’s common stock that it owned and as a result, ceased to be considered a related party at that time. The Company continues to maintain a supply agreement and a technology services agreement with Velocium, a business unit of Northrop Grumman Space Mission & Systems Corp. and a wholly-owned subsidiary of Northrop Grumman Corporation.
14. Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 in the first quarter of fiscal 2006, did not have a material impact on the Company’s consolidated results of operations or financial condition.
     In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1, in the first quarter of fiscal 2006, did not have a material impact on the Company’s consolidated results of operations or financial condition.
15. Subsequent Event
     Effective April 24, 2006, the Company entered into a Preferred Stock and Warrant Purchase Agreement with Oak Investment Partners XI, Limited Partnership (“Oak”). Pursuant to the purchase agreement, Oak purchased 300,000 shares of the Company’s Series B Preferred Stock, par value $0.001 per share, for $150 per preferred share. The preferred shares are convertible initially into 3,000,000 shares of common stock, for an effective purchase price of $15 per common share equivalent, an approximate 12% premium to the closing price of the Company’s common stock on April 24, 2006. The Company also issued Oak a warrant (the “Warrant”) granting Oak the right to purchase an additional 90,000 shares of Series B Preferred Stock at an exercise price of $150 per share, which shares are convertible initially into 900,000 shares of common stock for an effective exercise price of $15 per common share equivalent. The Warrant was sold for a purchase price of $33,750, expires three years from the date of purchase and includes a “cashless exercise” feature.
     The Company received gross proceeds of $45,033,750 from the sale of the Series B Preferred Stock and the Warrant and net proceeds of $43,232,400, after the payment of commissions to Needham & Co., the Company’s sole placement agent and financial advisor for the private placement. The Series B Preferred Stock and the Warrant were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
     The Company will be required to allocate the gross proceeds of the Oak financing to the shares of Series B Preferred Stock purchased in the financing and the Warrant, based on the relative fair values of the securities. Although the Company is still in the process of determining the relative fair values, the Company has determined that this allocation will result in the effective conversion price of the Series B Preferred Stock (on a common-equivalent basis) being less than the closing price of the Company’s common stock on the date of commitment to purchase the Series B Preferred Stock. This will result in the recognition of a beneficial conversion feature in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” This beneficial conversion feature will be recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders in the quarter ending June 30, 2006.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, related notes and “Risk Factors” section included elsewhere in this report on Form 10-Q, as well as the information contained under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.
     The terms “we,” “us,” “our” and words of similar import below refer to Endwave Corporation and its wholly-owned subsidiary, Endwave Defense Systems Incorporated.
Overview
     Revenues for the first quarter of 2006 were $13.7 million, representing an increase of $4.6 million, or 51%, from the first quarter of 2005, and an increase of $673,000, or 5%, from the fourth quarter of 2005. The growth in revenues was due to increased demand from both our telecommunications and our defense electronics and homeland security customers. Based on our knowledge of our customers and overall market trends we anticipate total revenues for 2006 to exceed the total revenues we achieved in 2005. However, because the markets we serve are difficult to predict and the economic recovery has been inconsistent, we cannot assure you that our expectations regarding fiscal 2006 revenues will be realized.
     We continue to seek growth through enhancing our position as a leading merchant supplier of radio frequency (“RF”) modules, continued expansion into the defense electronics and homeland security markets, and strategic acquisitions. As part of this growth strategy, we entered into a preferred stock and warrant purchase agreement with Oak Investment Partners XI, Limited Partnership in April 2006. Pursuant to the purchase agreement, Oak has purchased 300,000 shares of our Series B Preferred Stock for $150 per share and a warrant to purchase up to an additional 90,000 shares of our Series B Preferred Stock with an exercise price of $150 per share for gross proceeds of $45 million. Each share of Series B Preferred Stock is convertible into ten shares of our common stock. We intend to use the net proceeds of this financing to continue to expand our business in the telecommunications and defense and homeland security markets.
     We will be required to allocate the gross proceeds of the Oak financing to the shares of preferred stock purchased in the financing and the warrant, based on the relative fair values of the securities. Although we are still in the process of determining the relative fair values, we know that this determination will result in the effective conversion price of the Series B preferred stock (on a common-equivalent basis) being less than the closing price of our common stock on the date of commitment to purchase the preferred stock. This will result in the recognition of a beneficial conversion feature in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” This beneficial conversion feature will be recorded to additional paid-in capital and will be recorded as a deemed dividend to preferred stockholders in the quarter ended June 30, 2006.

Results of Operations
Three months ended March 31, 2006 and 2005
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended
	March 31,
	2006	2005
Total revenues	100.0%	100.0%

Cost of product revenues	72.7	67.9
Cost of product revenues, amortization of intangible assets	0.8	1.2
Research and development	15.1	16.4
Selling, general and administrative	21.5	25.0
Amortization of intangible assets	0.4	0.7

Total costs and expenses	110.5	111.2

Loss from operations	(10.5)	(11.2)
Interest and other income, net	1.9	1.9

Net loss	(8.6)%	(9.3)%

Total revenues

	Three months ended
	March 31,
	2006	2005	% Change
	(In thousands)
Total revenues	$13,746	$9,100	51.1%
Product revenues	$13,153	$8,972	46.6%
Development fees	$593	$128	363.3%
     Total revenues consist of product revenues and development fees. Product revenues are attributable to sales of our RF modules. We generate development fees by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. We expect to enter into more development contracts in the future as we seek to further penetrate the defense electronics market, where development contracts are customary, but we do not expect development fees to represent a significant percentage of our total revenues for the foreseeable future.
     The increase in product revenues reflects stronger overall sales for our products in both our telecommunications networks market and defense electronics and homeland security markets. For the three months ended March 31, 2006, revenues from our defense electronics and homeland security customers comprised 23% of our total revenues and revenue from our telecommunication customers comprised 77% of our total revenues. The increase in development fees is attributable to increased development of custom-designed products for new and existing customers.
Cost of product revenues

	Three months ended
	March 31,
	2006	2005	% Change
	(In thousands)
Cost of product revenues	$9,996	$6,175	61.9%
Percentage of total revenues	72.7%	67.9%
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
     During the first quarter of 2006, the cost of product revenues as a percentage of revenues increased primarily due to a product mix favoring certain lower margin products and $88,000 in additional costs resulting from the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (R)”), which was partially offset by the increased absorption of our overhead costs resulting from increased total revenues. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $200,000 during the first quarter of 2006 and $195,000 during the first quarter of 2005.

     We intend to continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result. We will continue to incur costs of product revenues associated with SFAS 123 (R).
Research and development expenses

	Three months ended
	March 31,
	2006	2005	% Change
	(In thousands)
Research and development expenses	$2,079	$1,492	39.3%
Percentage of total revenues	15.1%	16.4%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment and allocated facilities costs.
     Research and development costs declined as a percentage of revenue during the quarter ended March 31, 2006 compared to the same period in 2005 due to our overall revenue growth during the first quarter of 2006. The increase in research and development costs in absolute dollars was primarily attributable to an increase of $356,000 in project-related expenses, $120,000 from the adoption of SFAS 123 (R) and an increase of $85,000 of personnel-related expenses.
     During the remainder of 2006, we expect moderate increases in research and development expenses as we continue to work on certain development programs and increase our defense electronics and homeland security related business. We will continue to incur research and development expenses associated with SFAS 123 (R).
Selling, general and administrative expenses

	Three months ended
	March 31,
	2006	2005	% Change
	(In thousands)
Selling, general and administrative expenses	$2,958	$2,274	30.1%
Percentage of total revenues	21.5%	25.0%
     Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, promotional activities and costs related to the requirements under Section 404 of the Sarbanes-Oxley Act of 2002.
     As a percentage of revenues, selling, general and administrative expenses declined primarily due to the benefit of increased overall revenue in the three months ended March 31, 2006 compared to the same period in 2005. The increase in absolute dollars is primarily attributable to $506,000 of increased costs from the adoption SFAS 123 (R) and $117,000 increase in commissions due to the overall increase in revenue during the first quarter of 2006.

     During the remainder of 2006, we anticipate selling, general and administrative expenses will remain relatively flat in absolute dollar terms. We will continue to incur selling, general and administrative expenses associated with SFAS 123 (R).
Amortization of intangible assets

	Three months ended
	March 31,
	2006	2005	% Change
	(In thousands)
Cost of product revenues, amortization of intangible assets	$113	$113	0%
Amortization of intangible assets	$39	$62	(37.1)%
     As part of the acquisition of JCA Technology, Inc. on July 21, 2004, we acquired $4.2 million of identifiable intangible assets, including $2.3 million of developed technology, $1.1 million for the tradename, $780,000 for customer relationships and $140,000 for customer backlog. These assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: developed technology – 5 years, customer backlog – 6 months and customer relationships – 5 years. The tradename intangible asset is not subject to amortization and will be evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.
     The amortization associated with the developed technology is a charge to cost of product revenues. The amortization associated with the developed technology was $113,000 for the first quarter of 2006 and 2005.
     The amortization associated with the customer backlog and the customer relationships is a charge to operating expenses. Amortization of customer backlog was $0 for the first quarter of 2006 compared to $23,000 for the first quarter of 2005. The customer backlog was fully amortized during the first quarter of 2005. The amortization of customer relationships was $39,000 for the first quarter of 2006 and 2005.
Interest and other income, net

	Three months ended
	March 31,
	2006	2005	% Change
	(In thousands)
Interest and other income, net	$261	$169	54.4%
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments and gains and losses on the sale of fixed assets. The increase is primarily a result of increased interest earned on our investments due to higher interest rates in 2006.
Liquidity and Capital Resources
     At March 31, 2006 we had $8.0 million of cash and cash equivalents and $13.9 million in short-term investments, working capital of $37.2 million and no long-term or short-term debt outstanding. The following table sets forth selected consolidated statement of cash flows data:

	Three months ended
	March 31,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(453)	$(549)
Net cash provided by (used in) investing activities	(33)	4,383
Net cash provided by financing activities	37	227
Cash, cash equivalents, restricted cash and short- term investments at end of period	$21,959	$24,760
     We had cash and cash equivalents, restricted cash, and short-term investments at March 31, 2006 and December 31, 2005 of $22.0 million and $22.4 million, respectively.
     During the first quarter of 2006, we used $453,000 of cash in operating activities as compared to using $549,000 in first quarter of 2005. Our net loss adjusted for depreciation and other non-cash items, was $32,000 in the first quarter of 2006 as compared to a net loss adjusted for depreciation and other non-cash items of $313,000 in first quarter of 2005. During the first quarter of 2006, the remaining use of $421,000 in cash was primarily due to $605,000 increase in accounts receivable, $424,000 decrease in accounts payable, $954,000 decrease in accrued compensation and other current and long-term liabilities offset by a $1.7 million decrease in inventories. During the first quarter of 2005, the remaining use of $236,000 of cash was primarily due to an increase in inventory of $2.8 million partially offset by a $1.1 million decrease in accounts receivable, a $1.5 million increase in accounts payable and $166,000 increase in accrued compensation and other current and long-term liabilities.

     Investing activities consumed cash of $33,000 in the first quarter of 2006 as compared to providing cash of $4.4 million in the first quarter of 2005. The use of cash during the first quarter of 2006 was due to the purchase of equipment of $33,000. The increase in the cash used in investing activities during the first quarter of 2005 was primarily due to a net decrease of short-term investments of $4.5 million.
     Financing activities provided cash of $37,000 in the first quarter of 2006 as compared to $227,000 in the first quarter of 2005. The $37,000 and $227,000 provided by financing activities in the first quarter of 2006 and 2005, respectively, were due to proceeds from the exercise of employee stock options.
     We believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for the next 12 months and the foreseeable future thereafter. With the exception of operating leases summarized below we have not entered into any off-balance sheet financing arrangements, we have not established or invested in any variable interest entities, we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets.
     The following table summarizes our future payment obligations for operating leases (excluding interest):

Operating Leases
Years Ending December 31,	(in thousands)
2006 (April 1 – December 31)	$315
2007	309
2008	300
2009	105

Total minimum payments required	$1,029

Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154, in the first quarter of fiscal 2006, did not have a material impact on our consolidated results of operations or financial condition.
     In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1, in the first quarter of fiscal 2006, did not have a material impact on our consolidated results of operations or financial condition.

     Item 3. Qualitative and Quantitative Disclosures about Market Risk
     There have been no material changes in our reported market risks since our report on market risks in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading corresponding to that set forth above. Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as our investments in cash equivalents include investment grade commercial paper and government securities. We place our investments with high-quality issuers and attempt to limit when possible the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we do not believe we are subject to any material market risk exposure. We do not have any material equity investments or foreign currency or other derivative financial instruments.
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
     Item 1. Legal Proceedings
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
**	Indicates risk factor has been updated since our Annual Report on Form 10-K for the year ended December 31, 2005.
Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future. **
     We have had a history of losses. We had a net loss of $1.2 million in the first quarter of 2006 . We also had net losses of $874,000, $4.4 and $7.9 million for the years ended December 31, 2005, 2004 and 2003 respectively. There is no guarantee that we will achieve or maintain profitability in the future.
We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nera, Nokia or Siemens or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected. **
     We depend, and expect to continue to depend, on a relatively small number of telecommunication network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs, for a large portion of our revenues. The loss of any of our major customers, particularly Nera, Nokia or Siemens, or any material reduction in orders from any of such customers would have a material adverse effect on our business, financial condition and results of operations. In the first quarter of 2006, and in fiscal 2005 and 2004, revenues from Nokia accounted for approximately 25%, 47%, and 55% of our total revenues, respectively. Revenues from Siemens accounted for 30% in the first quarter of 2006 and 16% of our total revenues for 2005. Revenues from Nera ASA accounted for 15% in the first quarter of 2006 and 10% of our total revenues for 2005 and 2004. We had no other customers individually representing more than 10% of our total revenues for the first quarter of 2006, for fiscal 2005 or for fiscal 2004. Most of our customer agreements are in the form of purchase orders and are not pursuant to a formal agreement. As a result, none of our major customers is under any long-term commitment to purchase products from us, and there is no guarantee that any of them will continue to do business with us.

We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.**
     We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 77% of our total revenues in the first quarter of 2006 and 80% of our total revenues in 2005.
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
     Historically, all or a large majority of our revenues have been attributable to sales of our RF modules to telecom OEMs such as Nokia. Part of our growth strategy is to design and sell high-frequency RF modules for and to OEMs and systems integrators in new markets, particularly defense electronics and homeland security. To date, only a modest percentage of our revenues have been attributable to sales of RF modules to defense systems integrators. We have only recently begun to design and sell products for the recently emerging homeland security market. The potential size of this market is unclear and we cannot predict how the market will evolve. If increased demand for high-frequency RF modules in the defense electronics and homeland security markets does not materialize, we fail to secure new design wins in these markets or we are unable to design readily manufacturable products for these new markets, our growth and revenues could be adversely impacted, thereby decreasing our profitability or increasing our net losses.
Our operating results may fluctuate significantly based on seasonal factors in the telecommunication network market. **
     In the past, our operating results have reflected lower revenues in the first and third calendar quarters due to seasonality in the telecommunication network market. Revenues attributable to telecom OEMs typically have contracted in the first quarter due to delays in purchasing resulting from wireless carriers’ budgeting processes. The third quarter generally has been slow in our telecommunication network market as many of our European telecom OEM customers shut down their factories for a portion of the summer months. The fourth quarter historically has been our strongest quarter as the wireless carriers expend their remaining capital budgets for the year. However, we did not experience this seasonality in 2005 or in the first quarter of 2006, and we cannot be certain what seasonal factors, if any, will impact our revenues in the future or the extent of such potential fluctuations.

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
     As part of our expansion in the telecommunications market and our increased emphasis on the defense electronics and homeland security markets, we increased the number of our products by over three times during the past fiscal year. The products we manufacture require hundreds to thousands of components obtained from a wide variety of suppliers and we have faced component shortages and quality issues from our suppliers. In addition, in order to maintain and enhance our competitive position, we must be able to satisfy our customers’ rapidly-changing needs. As a result of these challenges, we have significantly increased our raw materials inventory and added more finished products to our key customers’ consignment stocks so that they will be better-positioned to meet their own customers’ demand. These increases in raw materials and finished goods have significantly increased our working capital needs and may further increase our capital needs in the future.

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
We rely on Velocium and other third-party semiconductor foundries to manufacture the semiconductors contained in our products. The loss of our relationship with any of these foundries, particularly Velocium, without adequate notice would adversely impact our ability to fill customer orders and could damage our customer relationships.**
     We design semiconductor devices. However, we do not own or operate a semiconductor fabrication facility, or foundry, and rely on a limited number of third parties to produce these components. Our largest semiconductor foundry supplier is Velocium, a business unit of Northrop Grumman Space & Mission Systems Corp. Velocium produced over 65 percent of our semiconductors in 2005, with the balance provided by other suppliers. The loss of our relationship with or our access to any of the semiconductor foundries we currently use, particularly Velocium, and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.
     On March 31, 2006, we executed an agreement with Northrop Grumman Space & Mission Systems Corp. extending the existing supply agreement between us and Northrop Grumman Space & Mission Systems Corp. until December 31, 2006. During this contract extension, we and Northrop Grumman Space & Mission Systems Corp. will continue to negotiate a new supply agreement. Although we are currently in contract renewal negotiations, we may not be able to negotiate a new supply agreement on favorable terms, if at all. We also may not be successful in forming alternative supply arrangements that provide us with a sufficient supply of gallium arsenide devices. Since there are a limited number of semiconductor foundries that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional semiconductor foundries would require an extensive qualification process that could prevent or delay product shipments and revenues. We estimate that it may take up to six months to shift production of a given semiconductor circuit design to a new foundry.
Implementing our acquisition strategy could result in dilution to our stockholders and operating difficulties leading to a decline in revenues and operating profit.
     One of our strategies is to grow through acquisitions. To that end, we have completed five acquisitions since our initial public offering and intend to pursue attractive acquisitions in our markets as appropriate. The process of investigating, acquiring and integrating any business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:
•	diversion of our management from the operation of our core business;

•	assimilating the acquired operations and personnel;

•	integrating information technology and reporting systems;

•	retention of key personnel;

•	retention of acquired customers; and

•	implementation of controls, procedures and policies in the acquired business.
     For example, it took us longer to integrate JCA Technology into our operations at our Diamond Springs facilities than we originally anticipated. Additionally, the JCA Technology acquisition required us to devote efforts to standardize the product design and manufacturing process to reduce dependence on specific personnel. As a result of these difficulties, our ability to deliver our defense electronics products to our customers in a timely manner was temporarily adversely affected.
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
Our products may contain component, manufacturing or design defects or may not meet our customers’ performance criteria, which could cause us to incur significant repair expenses, harm our customer relationships and industry reputation, and reduce our revenues and profitability.**
     We have experienced manufacturing quality problems with our products in the past and may have similar problems in the future. As a result of these problems, we have replaced components in some products, or replaced the product, in accordance with our product warranties. Our product warranties typically last one to two years. As a result of component, manufacturing or design defects, we may be required to repair or replace a substantial number of products under our product warranties, incurring significant expenses as a result. Further, our customers may discover latent defects in our products that were not apparent when the warranty period expired. These defects may cause us to incur significant repair or replacement expenses beyond the normal warranty period. In addition, any component, manufacturing or design defect could cause us to lose customers or revenues or damage our customer relationships and industry reputation.
     For example, some radios incorporating our transceivers that are manufactured and shipped by one of our customers have experienced degraded performance after installation in the field. The cause of the degradation was identified to be a faulty semiconductor component originally developed and supplied by TRW Inc. that was incorporated in the transceiver. TRW was later acquired by Northrop Grumman Corporation and renamed Northrop Grumman Space & Mission Systems Corp. Pursuant to a settlement agreement between TRW and us, we are responsible for the direct costs associated with the repair and replacement of the degraded transceivers produced under our supply agreement with the customer. Northrop Grumman Space & Mission Systems Corp., as successor to TRW, compensated our customer for the indirect costs associated with the repair and replacement of the degraded radios and transceivers. These indirect costs include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in each returned radio. During 2001, we reserved $4.6 million for warranty charges to cover the actual repair of the transceivers containing these faulty components, of which $2.6 million had been used or reversed through March 31, 2006.
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
Competitive conditions may require us to reduce prices in the future and, as a result, we may need to reduce our costs in order to be profitable.**
     Over the past year, we have reduced our prices by 10% to 15% in order to remain competitive and we expect market conditions will cause us to reduce our prices in the future. In order to reduce our per-unit cost of product revenues, we must continue to design and re-design products to require lower cost materials, improve our manufacturing efficiencies and successfully move production to low-cost, offshore locations. The combined effects of these actions may be insufficient to achieve the cost reductions needed to maintain or increase our gross margins or achieve profitability.
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
Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of March 31, 2006, we had 39 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, MLMS technology and system designs. Our issued United States patents expire between 2007 and 2020. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a patent by patent basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
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
Risks Relating to Our Industry
We have increased the volume of our products used by the United States government. Our revenues in this market largely depend upon the funding and implementation decisions of Congress and United States government agencies. These decisions could change abruptly and without notice, unexpectedly reducing our current or future revenues in this market.
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
Risks Relating to Ownership of Our Stock
The assets of Wood River Capital Management, LLC and certain of its affiliates, the holders of shares of common stock representing approximately 26.2% of our outstanding capital stock as of April 27, 2006, have been placed into receivership by the Securities and Exchange Commission, and the receiver may dispose of such shares of our common stock. Such disposition may adversely affect the trading price of our common stock.**
     Based on filings made with the Securities and Exchange Commission, as of April 27, 2006, Wood River Capital Management, LLC and certain of its affiliates, which we refer to collectively as Wood River, beneficially owned approximately 26.2% of our outstanding capital stock (measured on an as-converted to common stock basis). On October 13, 2005, the Securities and Exchange Commission filed an emergency action against Wood River and, concurrently with the filing of the action, an order was entered placing all assets of Wood River, including the Endwave shares owned by Wood River, into receivership. As a result, the receiver is also deemed to have beneficial ownership of such shares. The receiver will be required to liquidate the assets of Wood River or distribute such assets to the investors in the Wood River Funds. We currently do not know what the timing and manner of any liquidation or distribution of Endwave shares is likely to be, nor do we control any such liquidation or distribution. Such disposition of Endwave shares may have the effect of reducing the trading price of our common stock.
The market price of our common stock has historically fluctuated and is likely to fluctuate in the future.**
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. For example, in the first quarter of 2006, the lowest bid price for our common stock was $8.98 and the highest bid price for our common stock was $15.50 and in 2005, the lowest bid price for our common stock was $9.46 and the highest bid price for our common stock was $55.41. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
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
There are two shareholders who own a large percentage of our outstanding capital stock and are able to affect significantly the outcome of matters requiring stockholder approval.**
     Wood River owns approximately 4.2 million shares of our outstanding common stock. In addition, Oak owns shares of our Series B Preferred Stock that are convertible into 3,000,000 shares of our common stock, and a warrant to purchase 90,000 shares of our Series B Preferred Stock that upon issuance will be convertible into 900,000 shares of our common stock. Assuming the exercise in full of the warrant issued to Oak and the conversion of Oak’s preferred shares into common stock, as of April 27, 2006 Oak beneficially owned approximately 24.5% of our outstanding common stock and Wood River beneficially owned approximately 26.2% of our outstanding common stock.
     Because most matters requiring approval of our stockholders require the approval of the holders of a majority of the shares of our outstanding common stock present in person or by proxy at the meeting, the significant ownership interest of Oak and Wood River allows Oak and Wood River, and the receiver of the Wood River assets, to affect significantly the election of our directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without their support, even if the transaction is favorable to our stockholders as a whole.

     As the holder of all the outstanding shares of our Series B Preferred Stock, Oak is also entitled to appoint one member of our board of directors. Oak has not yet appointed anyone to our board of directors.
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
     Item 6. Exhibits.

Number	Description
2.1(1)†	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated April 24, 2001.

2.2(2)†	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated September 24, 2002.

2.3(3)†	Purchase and Sale Agreement by and Among New Focus, Inc., Bookham Technology PLC and the Registrant dated July 21, 2004.

3.1(4)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(4)	Amended and Restated Bylaws effective October 20, 2000.

3.4(6)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.5(7)	Certificate of Designation of Series B Preferred Stock.

4.1(4)	Form of specimen Common Stock Certificate.

4.2(8)	Amended and Restated Registration Rights Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated September 14, 2005.

4.3(6)	Rights Agreement dated as of December 1, 2005 between Endwave Corporation and Computershare Trust Company, Inc.

4.4(6)	Form of Rights Certificate.

4.5(7)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.

4.6(7)	Warrant issued to Oak Investment Partners XI, Limited Partnership.

10.1(4)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(4)*	1992 Stock Option Plan.

10.3(4)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(4)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(4)*	2000 Equity Incentive Plan, as amended.

10.6(4)*	Form of Stock Option Agreement under 2000 Equity Incentive Plan.

10.7(4)*	2000 Employee Stock Purchase Plan.

10.8(4)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.9(9)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.10(4)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.11(10), (11)*	Description of Compensation Payable to Non-Employee Directors.

Number	Description
10.12(11)*	2006 Base Salaries for Named Executive Officers.

10.13(11)*	2006 Executive Incentive Compensation Plan.

10.14(12)*	Executive Officer Severance and Retention Plan.

10.15(12)*	Transaction Incentive Plan.

10.16(4)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.17(4)†	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.

10.18(4)†	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.

10.19(14)†	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.

10.20(15)†	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.

10.21(5)	Industrial Lease by and between The Irvine Company and the Registrant dated January 28, 2004.

10.22(5)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated March 26, 2004.

10.23(13)	Settlement and Release Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated March 23, 2005.

10.24†(9)	Purchase Agreement between Nokia and Endwave Corporation dated January 1, 2006.

10.25†(9)	Frame Purchase Agreement by and between Endwave Corporation and Siemens Mobile Communications Spa dated January 16, 2006.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 8, 2001 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 11, 2002 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 4, 2004 and incorporated herein by reference.

(4)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(5)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 15, 2005 and incorporated herein by reference.

(9)	Previously filed as an exhibit with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 3, 2005 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 8, 2006 and incorporated herein by reference.

(12)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30,

2003 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 25, 2005 and incorporated herein by reference.

(14)	Previously filed with an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 4, 2004 and incorporated herein by reference.

(15)	Previously filed with an amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on August 4, 2004 and incorporated herein by reference.
*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: May 10, 2006

	By:	/s/ Edward A. Keible, Jr.

Edward A. Keible, Jr.
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Brett W. Wallace

Brett W. Wallace
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