Form 10-Q
period 2006-06-30
ENDWAVE CORP
filed 2006-08-07
CIK 1118941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     The number of shares of the registrant’s common stock outstanding as of July 24, 2006 was 11,429,793 shares. The number of shares of the registrant’s preferred stock outstanding as of July 24, 2006 was 300,000 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)	(1)
ASSETS

Current assets:
Cash and cash equivalents	$30,097	$8,456
Short-term investments	36,853	13,959
Accounts receivable, net	11,921	10,487
Inventories	13,420	13,448
Other current assets	479	560

Total current assets	92,770	46,910
Property and equipment, net	1,940	1,321
Other assets, net	129	97
Restricted cash	261	25
Goodwill and intangible assets, net	4,494	4,796

	$99,594	$53,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,239	$2,954
Accrued warranty	3,048	3,257
Accrued compensation	1,935	2,494
Restructuring liabilities	—	20
Other current liabilities	1,040	956

Total current liabilities	12,262	9,681
Other long-term liabilities	308	385

Total liabilities	12,570	10,066

Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 300,000 and zero shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,429,050 and 11,358,816 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	11	11
Additional paid-in capital	354,914	309,583
Treasury stock, at cost, 39,150 shares at June 30, 2006 and December 31, 2005	(79)	(79)
Accumulated other comprehensive loss	(68)	(63)
Accumulated deficit	(267,754)	(266,369)

Total stockholders’ equity	87,024	43,083

	$99,594	$53,149

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2005.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Product revenues	$16,326	$11,882	$29,479	$20,844
Product revenues from affiliate	—	4	—	14
Development fees	—	356	593	484

Total revenues	16,326	12,242	30,072	21,342

Costs and expenses:
Cost of product revenues*	11,434	7,958	21,430	14,132
Cost of product revenues from affiliate	—	1	—	2
Cost of product revenues, amortization of intangible assets	111	113	224	226
Research and development*	2,111	1,619	4,190	3,111
Selling, general and administrative*	3,534	2,459	6,492	4,733
Amortization of intangible assets	39	39	78	101
Restructuring charges, net	—	(46)	—	(46)

Total costs and expenses	17,229	12,143	32,414	22,259

Income (loss) from operations	(903)	99	(2,342)	(917)
Interest and other income, net	696	219	957	388

Net income (loss)	$(207)	$318	$(1,385)	$(529)

Basic net income (loss) per share	$(0.02)	$0.03	$(0.12)	$(0.05)
Diluted net income (loss) per share	$(0.02)	$0.03	$(0.12)	$(0.05)

Shares used in computing basic net income (loss) per share	11,410,087	10,659,553	11,387,384	10,589,105
Shares used in computing diluted net income (loss) per share	11,410,087	11,699,649	11,387,384	10,589,105

*Includes the following amounts related to stock-based compensation:
Cost of product revenues	$126	$—	$214	$—
Research and development	160	—	280	—
Selling, general and administrative	686	—	1,192	—

	$972	$—	$1,686	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	June 30,
	2006	2005
Operating activities:
Net loss	$(1,385)	$(529)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	476	778
Amortization of intangible assets	302	327
Stock compensation expense	1,686	—
Amortization of investments	51	64
Restructuring charges, net	—	(46)
Loss on the sale of land and equipment	—	(76)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,434)	303
Inventories	47	(8,014)
Other assets	49	(287)
Accounts payable	3,285	3,202
Accrued warranty	(209)	(347)
Accrued compensation, restructuring liabilities, other current liabilities and other long-term liabilities	(572)	275

Net cash provided by (used in) operating activities	2,296	(4,350)

Investing activities:
Cash paid in business combinations	—	(20)
Purchases of property and equipment	(1,095)	(110)
Purchases of short term investments	(25,800)	(10,570)
Proceeds on maturities of short term investments	2,850	17,300
Increase in restricted cash	(236)	—

Net cash provided by (used in) investing activities	(24,281)	6,600

Financing activities:
Proceeds from the sale of Series B preferred stock and warrants, net of issuance costs	43,118	—
Proceeds from common stock issuance	379	230
Proceeds from exercises of stock options	129	1,186

Net cash provided by financing activities	43,626	1,416

Net increase in cash and cash equivalents	21,641	3,666
Cash and cash equivalents at beginning of period	8,456	4,808

Cash and cash equivalents at end of period	$30,097	$8,474

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
°	integrated transceivers – assembly of electronic devices that combine both the transmit and receive functions necessary for a bi-directional radio link;

°	amplifiers — electronic devices used to increase the amplitude and power of an electronic signal;

°	synthesizers — electronic devices that can be used to generate several different radio frequency signals from a single source;

°	oscillators — electronic devices that generate radio frequency signals at a fixed frequency;

°	up and down converters — electronic devices that shift the center frequency of a radio signal without altering the signal’s data modulation;

°	frequency multipliers — electronic devices that increase the frequency of a radio signal in integer multiples; and

°	microwave switch arrays — electronic devices that can switch the routing of a radio signal.
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

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Short-term investments:
United States government agencies	$2,000	$—	$(27)	$1,973
Corporate securities	3,071	—	(41)	3,030
Obligations of states and political subdivisions	31,850	—	—	31,850

Total	$36,921	$—	$(68)	$36,853

Cash equivalents:
Commercial paper	$25,758	—	—	$25,758

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Short-term investments:
United States government agencies	$2,000	$—	$(19)	$1,981
Corporate securities	3,122	—	(44)	3,078
Obligations of states and political subdivisions	8,900	—	—	8,900

Total	$14,022	$—	$(63)	$13,959

Cash equivalents:
Commercial paper	$1,898	—	—	$1,898
     At June 30, 2006, the Company had $35.9 million of short-term investments with maturities of less than one year and a $1.0 million short-term investment with a maturity between one and two years. At December 31, 2005, the Company had $8.9 million of short-term investments with maturities of less than one year and $5.1 million of short-term investments with maturities between one and two years.
     At June 30, 2006, the Company had net unrealized losses of $68,000 related to $5.0 million of investments in debt securities. At December 31, 2005, the Company had net unrealized losses of $63,000 related to $5.1 million of investments in debt securities. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. Realized gains and losses were insignificant for the three and six months ended June 30, 2006 and 2005.
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
3. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$11,102	$10,181
Work in process	1,518	1,509
Finished goods	800	1,758

	$13,420	$13,448

4. Restricted Cash
     At June 30, 2006, the Company had a restricted cash balance of $261,000, which included two certificates of deposit held by a financial institution as collateral for two letters of credit in connection with the Company’s building leases. During the second quarter of 2006, the Company executed an agreement to lease 32,805 square feet in San Jose, California. The lease term is expected to commence on August 15, 2006 and is expected to terminate on August 16, 2011. In connection with the leasing of this property, the Company established a $236,000 certificate of deposit as collateral for a letter of credit. The Company will maintain a certificate of deposit for the term of the lease and will be able to reduce its restricted cash balance when it meets certain revenue levels.
     In addition, the Company has a $25,000 certificate of deposit that secures a letter of credit in connection with the Company’s building lease in Andover, Massachusetts. The $25,000 certificate of deposit will be maintained by the Company for the term of the lease, which terminates on November 30, 2008.
5. Goodwill and Intangible Assets
Goodwill
     At June 30, 2006, the Company had goodwill of $1.6 million associated with its purchase of JCA Technology, Inc. (“JCA”). The Company conducted its 2005 annual goodwill impairment analysis in the third quarter of 2005 and no goodwill impairment was indicated.
Intangible Assets
     The components of intangible assets as of June 30, 2006 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$2,250	$(863)	$1,387
Tradename	1,060	—	1,060
Customer relationships	780	(299)	481
Customer backlog	140	(140)	—

Intangible assets	$4,230	$(1,302)	$2,928

     The components of intangible assets as of December 31, 2005 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$2,250	$(639)	$1,611
Tradename	1,060	—	1,060
Customer relationships	780	(221)	559
Customer backlog	140	(140)	—

Intangible assets	$4,230	$(1,000)	$3,230

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
     The customer backlog was fully amortized as of January 2005. The amortization of the identifiable intangible assets was $150,000 and $152,000 during the three months ended June 30, 2006 and 2005, respectively. The amortization of the identifiable intangible assets was $302,000 and $327,000 during the six months ended June 30,

2006 and 2005, respectively. The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31
2006 (July 1 through December 31)	$304
2007	606
2008	606
2009	352

$1,868

6. Warranty
     The warranty periods for the Company’s products are between one and three years from date of shipment. The Company provides for estimated warranty expense at the time of shipment. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.
     Changes in the Company’s product warranty liability during the periods ended June 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Balance at January 1	$3,257	$4,488
Warranties accrued	402	338
Warranties settled or reversed	(611)	(685)

Balance at June 30	$3,048	$4,141

7. Restructuring Liabilities
     During the third quarter of 2004, in connection with the acquisition of JCA, the Company recorded a restructuring charge to reduce the cost structure of the combined company. During the second quarter of 2005, the Company recorded a $46,000 adjustment to reverse the remaining restructuring balance. There were no remaining obligations related to this restructuring plan as of June 30, 2005.
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

9. Preferred Stock and Warrant Purchase Agreement
     Effective April 24, 2006, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the “purchase agreement”) with Oak Investment Partners XI, Limited Partnership (“Oak”). Pursuant to the purchase agreement, Oak purchased 300,000 shares of the Company’s Series B preferred stock, par value $0.001 per share, for $150 per preferred share. The preferred shares are convertible initially into 3,000,000 shares of common stock, for an effective purchase price of $15 per common share equivalent, an approximate 12% premium to the closing price of the Company’s common stock on April 24, 2006. The Company also issued Oak a warrant (the “Warrant”) granting Oak the right to purchase an additional 90,000 shares of Series B preferred stock at an exercise price of $150 per share, which shares are convertible initially into 900,000 shares of common stock for an effective exercise price of $15 per common share equivalent. The Warrant was sold for a purchase price of $33,750, expires three years from the date of purchase and includes a “cashless exercise” feature.
     The Company received gross proceeds of $45.0 million from the sale of the Series B preferred stock and the Warrant and net proceeds of $43.1 million after the payment of legal fees and other expenses including commissions to Needham & Co., the Company’s sole placement agent and financial advisor for the private placement. The Series B preferred stock and the Warrant were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
     The Company was required to allocate the gross proceeds of the Oak financing to the shares of Series B preferred stock and the Warrant, based on the relative fair values of the securities. The Company determined the relative fair values of the securities using a valuation analysis from an independent appraiser. In order to determine the value of the Company’s Series B preferred stock and related Warrant, the appraiser used an equity allocation model based on the Black-Scholes valuation model as of the valuation date.
     The appraiser’s analysis allocated the aggregate equity value to the various securities in the Company’s capital structure in accordance with each security’s rights and privileges. The Black-Scholes valuation model is a widely accepted formula used to estimate the value of options based on variables including the time to expiration, volatility and prevailing risk-free interest rate. The appraiser’s analysis used the Black-Scholes valuation model and included the following variables: 3 years for the time to expiration, 55% volatility, 0% dividend rate and 4.97% risk-free interest rate. Through this analysis, the appraiser estimated the aggregate value of the Series B preferred stock and the Warrant on a marketable, minority interest basis to be $40.7 million and $4.3 million, respectively, for an effective conversion price of the Series B preferred stock of $13.57 per common share.
     The fair value of the common stock on the commitment date was $13.35 per share. Because the appraised conversion price of the Series B preferred stock was in excess of this amount, the issuance of the Series B preferred stock and Warrant did not result in a deemed dividend and beneficial conversion feature in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”
     The Series B preferred stock ranks senior and prior to the Company’s common stock and all other classes or series of capital stock with respect to the payment of any dividends, conversion rights and any payment upon liquidation or redemption. Upon any liquidation, certain mergers, reorganizations and/or consolidations of the Company into or with another corporation or any transaction or series of related transactions in which a person, entity or group acquires 50% or more of the combined voting power of the Company’s then outstanding securities (approved by the Company’s Board of Directors), the holders are entitled to receive prior and in preference to any distribution to holders of the Company’s common stock or any other class or series of stock subordinate in liquidation preference to the Series B preferred stock, the amount invested plus all accumulated or accrued and unpaid dividends thereon. The holders of the Series B preferred stock are entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock on an as if converted to common stock basis. So long as at least 150,000 shares of Series B preferred stock are outstanding, the holders of Series B preferred stock, voting separately as a series, shall be entitled to elect one member of the Company’s Board of Directors. Additionally, holders of the Series B preferred stock are entitled to participate in dividends declared with respect to the common stock as if the Series B preferred stock was converted into common stock.

10. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.
Prior to the Adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”
     The pro-forma information for the three and six months ended June 30, 2005 was as follows (in thousands, except per share data):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income (loss), as reported	$318	$(529)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(1,027)	(2,006)

Net loss, pro forma	$(709)	$(2,535)

Basic and diluted net income (loss) per share, as reported	$0.03	$(0.05)

Basic and diluted net loss per share, pro forma	$(0.07)	$(0.24)

Impact of the Adoption of SFAS No. 123(R)
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). The effect of recording stock-based compensation for the three and six months ended June 30, 2006 was as follows (in thousands, except per share data):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Stock-based compensation expense by type of award:
Employee stock options	$843	$1,489
Employee stock purchase plan	134	216
Amounts capitalized as inventory	(5)	(19)

Total stock-based compensation	972	1,686
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$972	$1,686

Impact on net loss per share	$(0.09)	$(0.15)

     As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of approximately $2.9 million before estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 15% for its options. Accordingly, as of January 1, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $0.8 million, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $2.1 million after estimated forfeitures.
     During the three months ended June 30, 2006, the Company granted options to purchase 35,800 shares of its common stock with an estimated total grant date fair value of $323,000. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $65,000. During the three months ended June 30, 2006, the Company recorded stock-based compensation related to stock options and its employee stock purchase plan of $972,000. Approximately $5,000 of such stock-based compensation was capitalized as inventory during the three months ended June 30, 2006. The Company elected not to capitalize any stock-based compensation to inventory at January 1, 2006 when the provisions of SFAS No. 123(R) were initially adopted.
     During the six months ended June 30, 2006, the Company granted options to purchase 541,200 stock options of its common stock with an estimated total grant date fair value of $3.5 million. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $998,000. During the six months ended June 30, 2006, the Company recorded stock-based compensation related to stock options and its employee stock purchase plan of $1,686,000. Approximately $19,000 of such stock-based compensation was capitalized as inventory during the six months ended June 30, 2006
     As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $3.1 million and will be recognized over an estimated weighted average amortization period of 1.4 years.
Valuation Assumptions
     The Company estimates the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123).
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.97%	3.87%	4.61%	4.84%
Expected life of options	4.6 years	5.0 years	4.6 years	5.0 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	70%	70%	80%	74%
     The fair value of shares purchased under the stock purchase plan is estimated using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.0%	3.18%	4.85%	2.97%
Expected life of options	1.3 years	0.5 year	0.8 years	0.5 year
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	51%	39%	61%	37%
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
     The weighted-average grant date fair value of the options granted under the Company’s stock option plans was $9.02 and $12.28 per share for the three months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 was $157,000.
     The weighted-average grant date fair value of the options granted under the Company’s stock option plans was $6.45 and $11.69 per share for the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $260,000.
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
     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2005	1,292,877	14.19
Options granted	541,200	10.03
Options exercised	(28,712)	4.48
Options cancelled	(35,653)	12.12

Outstanding at June 30, 2006	1,769,712	13.12	8.48	$5,118

Options vested and exercisable and expected to be exercisable at June 30, 2006	1,567,682	13.48	8.40	$4,611

Options vested and exercisable at June 30, 2006	699,510	18.08	7.99	$1,960
     At June 30, 2006 the Company had 1,260,972 options available for grant under its stock option plans.
     The options outstanding and exercisable at June 30, 2006 were in the following exercise price ranges:

				Options Vested and Exercisable
Options Outstanding at June 30, 2006				at June 30, 2006
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$ 0.76 — $ 1.17	57,045	$1.04	6.48	34,758	$1.00
$ 1.18 — $ 1.21	25,650	$1.21	6.08	24,473	$1.21
$ 1.93 — $ 1.93	163,796	$1.93	6.93	85,575	$1.93
$ 2.68 — $ 4.80	12,625	$4.05	5.71	10,852	$3.94
$ 5.00 — $ 9.16	15,888	$7.03	7.29	3,918	$7.04
$ 9.32 — $ 9.32	120,000	$9.32	9.67	—	$—
$ 9.68 — $ 9.82	393,832	$9.77	9.52	6,573	$9.70
$10.20 — $10.20	161,936	$10.20	8.09	43,743	$10.20
$10.22 — $10.22	191,938	$10.22	7.59	63,745	$10.22
$10.50 — $20.32	255,276	$14.27	8.82	54,147	$13.97
$21.47 — $21.47	198,376	$21.47	8.60	198,376	$21.47
$24.00 — $56.00	173,350	$35.58	8.77	173,350	$35.58

	1,769,712	$13.12	8.48	699,510	$18.08

Employee Stock Purchase Plan
     In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan (“Purchase Plan”). All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. During the three months and six months ended June 30, 2006, the compensation cost in connection with the purchase plan was $134,000 and $216,000, respectively. During the second quarter of 2006, there were 41,522 shares issued under the Purchase Plan at a weighted average price of $9.14 per share. At June 30, 2006, 216,771 shares were available for purchase under the Purchase Plan.
11. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potentially dilutive common stock equivalents, including convertible preferred stock, warrants to purchase convertible preferred stock, stock options to purchase common stock, and shares to be purchased in connection with the Company’s stock purchase plan.
     The shares used in the computation of the Company’s basic and diluted net income (loss) per common share were as follows:

	Three months ended June 30,		Six months ended June 30
	2006	2005	2006	2005
Weighted average common shares outstanding	11,410,087	10,659,553	11,387,384	10,589,105
Dilutive effect of employee stock options	—	1,040,096	—	—

Diluted average common shares outstanding	11,410,087	11,699,649	11,387,384	10,589,105

     Diluted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options.
     Options to purchase 1,769,712 shares of common stock were outstanding at June 30, 2006 but were not included in the computation of diluted net loss per share for the three and six month periods ended June 30, 2006 as the effect would be anti-dilutive. Options to purchase 1,603,625 shares of common stock were outstanding at June 30, 2005 but were not included in the computation of diluted net loss per share for the six months ended June 30, 2005 as the effect would be anti-dilutive.
     Shares associated with common stock issuable on the conversion of the Company’s Series B preferred stock and the Warrants were not included in the calculation of diluted net loss per share for the three and six month periods ended June 30, 2006 as the effect would be anti-dilutive. The 300,000 preferred shares are convertible initially into 3,000,000 shares of common stock. The Warrant grants the holder the right to purchase an additional 90,000 shares of Series B preferred stock, which would at this time be convertible initially into 900,000 shares of common stock.

12. Comprehensive Loss
     Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its available-for-sale securities represent the only component of comprehensive loss excluded from the reported net income (loss).
     The Company’s unrealized gain (loss) on available-for-sale securities of $1,000 and ($3,000) for the three months ended June 30, 2006 and 2005, was excluded from the net income (loss) for the respective periods. Total comprehensive income (loss) for the three months ended June 30, 2006 and 2005 was ($206,000) and $315,000, respectively.
     The Company’s unrealized gain (loss) on available-for-sale securities of ($5,000) and $15,000 for the six months ended June 30, 2006 and 2005, was excluded from the net loss for the respective periods. Total comprehensive loss for the six months ended June 30, 2006 and 2005 was $1.4 million and $514,000, respectively.
13. Segment Disclosures
     The Company operates in a single segment. The Company’s product sales by geographic area (based on ship-to location of customer which may not necessarily be the end-user location) for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands and as a percentage of total revenues):

	Three months ended June 30,
	2006		2005
United States	$2,159	13.2%	$2,566	21.0%
Finland	6,189	37.9%	6,269	51.2%
Italy	5,153	31.6%	1,771	14.5%
Norway	1,784	10.9%	708	5.8%
Other	1,041	6.4%	928	7.5%

Total	$16,326	100.0%	$12,242	100.0%

	Six months ended June 30,
	2006		2005
United States	$5,606	18.6%	$4,173	19.6%
Finland	9,588	31.9%	11,724	54.9%
Italy	9,230	30.7%	2,781	13.0%
Norway	3,253	10.8%	779	3.7%
Other	2,395	8.0%	1,885	8.8%

Total	$30,072	100.0%	$21,342	100.0%

     For the three months ended June 30, 2006, Nokia, Siemens and Nera accounted for approximately 38%, 32% and 12%, respectively, of the Company’s total revenues. For the three months ended June 30, 2005, Nokia and Siemens accounted for approximately 50% and 14%, respectively, of the Company’s total revenues. For the three month periods presented, no other customer accounted for more than 10% of the Company’s total revenues.
     For the six months ended June 30, 2006, Nokia, Siemens and Nera accounted for approximately 32%, 31% and 13%, respectively, of the Company’s total revenues. For the six months ended June 30, 2005, Nokia and Siemens accounted for approximately 54% and 13%, respectively, of the Company’s total revenues. For the six month periods presented, no other customer accounted for more than 10% of the Company’s total revenues.
14. Related Party Transactions
     Prior to December 2005, Northrop Grumman Corporation was considered a related party. During December 2005, a subsidiary of Northrop Grumman Corporation sold all of the remaining shares of the Company’s common stock that it owned and as a result, Northrop Grumman Corporation ceased to be considered a related party at that time. The Company continues to maintain a supply agreement and a technology services agreement with Velocium, a business unit of Northrop Grumman Space Mission & Systems Corp. and a wholly-owned subsidiary of Northrop Grumman Corporation.

15. Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS 155”) an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for the Company beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is assessing the impact of the adoption of SFAS 155.
     In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

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
Overview
     Revenues for the second quarter of 2006 were $16.3 million, representing an increase of $4.1 million, or 33%, from the second quarter of 2005, and an increase of $2.6 million, or 19%, from the first quarter of 2006. Revenues for the first half of 2006 were $30.1 million, representing an increase of $8.7 million, or 41%, from the first half of 2005. The growth in revenues was due primarily to increased demand from our telecommunications customers. Based on our knowledge of our customers and overall market trends we anticipate total revenues for 2006 to exceed the total revenues we achieved in 2005. However, because the markets we serve are difficult to predict and the economic recovery has been inconsistent, we cannot assure you that our expectations regarding fiscal 2006 revenues will be realized.
     We continue to seek growth through enhancing our position as a leading merchant supplier of radio frequency (“RF”) modules, continued expansion into the defense electronics and homeland security markets, and strategic acquisitions. As part of this growth strategy, we entered into a Preferred Stock and Warrant Purchase Agreement with Oak Investment Partners XI, Limited Partnership on April 24, 2006. Pursuant to this agreement, Oak purchased 300,000 shares of our Series B preferred stock for $150 per share and a warrant to purchase up to an additional 90,000 shares of our Series B preferred stock with an exercise price of $150 per share. The Company received gross proceeds of $45.0 million and net proceeds of $43.1 million after the payment of legal fees and other expenses including commissions to Needham & Co., the Company’s sole placement agent and financial advisor for the private placement. Each share of Series B preferred stock is convertible into ten shares of our common stock. The Series B preferred stock and the warrant were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, as amended. We intend to use the net proceeds of this financing to continue to expand our business in the telecommunications and defense and homeland security markets.

Results of Operations
Three and six months ended June 30, 2006 and 2005
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of product revenues	70.0	65.0	71.3	66.2
Cost of product revenues, amortization of intangible assets	0.7	0.9	0.7	1.1
Research and development	12.9	13.2	13.9	14.6
Selling, general and administrative	21.6	20.1	21.6	22.2
Amortization of intangible assets	0.2	0.3	0.3	0.4
Restructuring charges, net	0.0	(0.3)	0.0	(0.2)

Total costs and expenses	105.5	99.2	107.8	104.3

Loss from operations	(5.5)	0.8	(7.8)	(4.3)
Interest and other income, net	4.2	1.8	3.2	1.8

Net loss	(1.3)%	2.6%	(4.6)%	(2.5)%

Total revenues

	Three months ended June 30,			Six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Total revenues	$16,326	$12,242	33.4%	$30,072	$21,342	40.9%
Product revenues	$16,326	$11,886	37.4%	$29,479	$20,858	41.3%
Development fees	$—	$356		$593	$484	22.5%
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
     During the three months ended June 30, 2006, total revenues increased by 33% compared to the same period in 2005. This increase in total revenues was due to a 48% increase in revenues from our telecommunications network customers which was offset in part by a 21% decline in revenues from our defense and homeland security customers. During the six months ended June 30, 2006, total revenues increased by 41% compared to the same period in 2005. This increase in total revenues was due to a 47% increase in revenues from our telecommunications network customers and a 17% increase in revenue from our defense and homeland security customers.
     For the three months ended June 30, 2006, revenues from our defense electronics and homeland security customers comprised 13% of our total revenues and revenues from our telecommunication customers comprised 87% of our total revenues. For the six months ended June 30, 2006, revenues from our defense electronics and homeland security customers comprised 17% of our total revenues and revenues from our telecommunication customers comprised 83% of our total revenues.
     Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenues. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production periods. In no event are revenues recognized prior to being considered collectible from the customer. During the second quarter of 2006, we did not recognize any revenues from development fees.
Cost of product revenues

	Three months ended June 30,			Six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Cost of product revenues	$11,434	$7,959	43.7%	$21,430	$14,134	51.6%
Percentage of total revenues	70.0%	65.0%		71.3%	66.2%

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
     During the second quarter of 2006, the cost of product revenues as a percentage of revenues increased as compared to the same quarter of 2005 due primarily to the product mix as well as $126,000 in additional costs resulting from the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which was partially offset by the increased absorption of our overhead costs resulting from increased total revenues. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $129,000 during the second quarter of 2006 and $95,000 during the second quarter of 2005.
     During the first half of 2006, the cost of product revenues as a percentage of revenues increased due primarily to the product mix as well as $214,000 in additional costs resulting from the adoption of SFAS 123(R), which was partially offset by the increased absorption of our overhead costs resulting from increased total revenues. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $329,000 during the first half of 2006 and $290,000 during the first half of 2005.
     We intend to continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result. We will continue to incur costs of product revenues associated with SFAS 123(R).
Research and development expenses

	Three months ended June 30,			Six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Research and development expenses	$2,111	$1,619	30.4%	$4,190	$3,111	34.7%
Percentage of total revenues	12.9%	13.2%		13.9%	14.6%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment and allocated facilities costs.
     During the three months ended June 30, 2006, research and development costs declined as a percentage of total revenues compared to the same period in 2005 due to our overall growth in revenues during the second quarter of 2006. The increase in research and development costs in absolute dollars was primarily attributable to an increase of $304,000 in project-related expenses, an increase of $232,000 of personnel-related expenses and $160,000 from the adoption of SFAS 123(R) which were partially offset by lower outside professional services and other expenses.
     During the first half of 2006, research and development costs declined as a percentage of total revenues compared to the same period in 2005 due to our overall growth in revenues during the first half of 2006. The increase in research and development costs in absolute dollars was primarily attributable to an increase of $672,000 in project-related expenses, an increase of $459,000 of personnel-related expenses and $280,000 from the adoption of SFAS123(R) which were partially offset by lower outside professional services and other expenses.
     During the remainder of 2006, we expect moderate increases in research and development expenses as we continue to work on certain development programs and continue to build our technical team. We will continue to incur research and development expenses associated with SFAS 123(R).

Selling, general and administrative expenses

	Three months ended June 30,			Six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expenses	$3,534	$2,459	43.7%	$6,492	$4,733	37.2%
Percentage of total revenues	21.6%	20.1%		21.6%	22.2%
     Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, promotional activities and costs related to the requirements under Section 404 of the Sarbanes-Oxley Act of 2002.
     During the second quarter of 2006, selling, general and administrative expenses increased in absolute dollars and as a percentage of total revenues, primarily due to $686,000 of increased costs from the adoption SFAS 123(R) and $168,000 increase in commissions due to the overall increase in revenues during the second quarter of 2006.
     During the first half of 2006, selling, general and administrative expenses declined as a percentage of total revenues primarily due to the benefit of increased overall revenues in the first half of 2006 compared to the same period in 2005. The increase in absolute dollars is primarily attributable to $1.2 million of increased costs from the adoption SFAS 123(R) and $298,000 increase in commissions due to the overall increase in revenues during the first half of 2006.
     During the remainder of 2006, we anticipate selling, general and administrative expenses will remain relatively stable in absolute dollar terms. We will continue to incur selling, general and administrative expenses associated with SFAS 123(R).
Amortization of intangible assets

	Three months ended June 30,			Six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Cost of product revenues, amortization of intangible assets	$111	$113	(1.8)%	$224	$226	(0.9)%
Amortization of intangible assets	$39	$39	0%	$78	$101	(22.8)%
     As part of our acquisition of JCA Technology, Inc. in July 2004, we acquired $4.2 million of identifiable intangible assets, including $2.3 million for developed technology, $1.1 million for the tradename, $780,000 for customer relationships and $140,000 for customer backlog. These assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: developed technology — 5 years, customer backlog — 6 months and customer relationships — 5 years. The tradename intangible asset is not subject to amortization and will be evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.
     The amortization associated with the developed technology is a charge to cost of product revenues. The amortization associated with the developed technology was $111,000 for the second quarter of 2006 and $113,000 for the second quarter of 2005. The amortization associated with the customer backlog and the customer relationships is a charge to operating expenses. The customer backlog was fully amortized during the first quarter of 2005. The amortization of customer relationships was $39,000 for both the second quarter of 2006 and 2005.
     During the first half of 2006, the amortization associated with the developed technology was $224,000 compared to $226,000 during the first half of 2005. The amortization of customer relationships was $78,000 for the first half of 2006 compared to $101,000 during the same period of 2005.

Interest and other income, net

	Three months ended June 30,			Six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Interest and other income, net	$696	$219	217.8%	$957	$388	146.6%
Percentage of total revenues	4.2%	1.8%		3.2%	1.8%
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments and gains and losses on the sale of fixed assets. The increase in interest and other income, net during both the three and six months ended June 30, 2006 was primarily the result of increased interest earned on a higher cash and investment balance due to the proceeds received from the sale of preferred stock and warrants to Oak during the second quarter of 2006.
Liquidity and Capital Resources
     At June 30, 2006 we had $30.1 million of cash and cash equivalents and $36.9 million in short-term investments, working capital of $80.5 million and no long-term or short-term debt outstanding. The following table sets forth selected consolidated statement of cash flows data:

	Six months ended
	June 30,
	2006	2005
	(in thousands)
Net cash provided by (used in) operating activities	$2,296	$(4,350)
Net cash provided by (used in) investing activities	(24,281)	6,600
Net cash provided by financing activities	43,626	1,416
Cash, cash equivalents and short- term investments at end of period	$66,950	$22,024
     During the first six months of 2006, operating activities provided $2.3 million of cash as compared to using $4.4 million in the first half of 2005. Our net loss, adjusted for depreciation and other non-cash items, contributed $1.1 million of cash in the first half of 2006 as compared to $518,000 in first half of 2005. During the first half of 2006, the remaining $1.2 million of cash provided by operating activities was primarily due to a $3.3 million increase in accounts payable, which was partially offset by a $1.4 million increase in accounts receivable, a $209,000 decrease in accrued warranty and a $572,000 decrease in accrued compensation and other current and long-term liabilities. During the first half of 2005, the remaining use of $4.9 million of cash was primarily due to an $8.0 million increase in inventory and a $347,000 decrease in accrued warranty, which were offset partially by a $3.2 million increase in accounts payable, a $303,000 decrease in accounts receivable and a $275,000 increase in accrued compensation and other current and long-term liabilities.
     Investing activities used cash of $24.3 million in the first half of 2006 as compared to providing cash of $6.6 million in the first half of 2005. The use of cash during the first half of 2006 was due to a net increase of $23.0 million of short-term investments, a $1.1 million purchase of property and equipment and a $236,000 increase in restricted cash. The provision of cash from investing activities during the first half of 2005 was primarily due to a net decrease of short-term investments by $6.7 million.
     Financing activities provided cash of $43.6 in the first half of 2006 as compared to $1.4 million in the first half of 2005. During the second quarter of 2006, we generated $43.1 million in net proceeds from the sale of 300,000 shares of Series B preferred stock and a warrant to purchase 90,000 shares of Series B preferred stock to Oak. In addition to the proceeds received from Oak, during the first half of 2006 we received $379,000 from the sale of common stock under our stock purchase plan and $129,000 from the exercise of stock options. During the first half of 2005, the $1.4 million increase in cash was due to $230,000 from the sale of common stock under our stock purchase plan and $1.2 million from the exercise of stock options.

     We believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for the next 12 months and the foreseeable future thereafter. With the exception of operating leases summarized below, we have not entered into any off-balance sheet financing arrangements, we have not established or invested in any variable interest entities, we do not have any unconditional purchase obligations, nor do we have non-cancelable commitments for capital expenditures. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets.
     During the second quarter of 2006, we executed an agreement to lease property in San Jose, California. The lease term is expected to commence on August 15, 2006 and is expected to terminate on August 16, 2011. During the third quarter of 2006, we will be moving our corporate headquarters to this new location.
     The following table summarizes our future payment obligations for all of our operating leases (excluding interest, maintenance fees and real property taxes):

Years Ending December 31,	Operating Leases
(in thousands)
2006 (July 1 — December 31)	$269
2007	611
2008	669
2009	482
2010	385
Thereafter	227

Total minimum payments required	$2,643

Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS 155”) an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for the Company beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is assessing the impact of the adoption of SFAS 155.
     In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

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
Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future. **
     We have had a history of losses. We had a net loss of $1.4 million during the first half of 2006. We also had net losses of $874,000, $4.4 and $7.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nera, Nokia or Siemens or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected. **
     We depend, and expect to continue to depend, on a relatively small number of telecommunication network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs, for a large portion of our revenues. The loss of any of our major customers, particularly Nera, Nokia or Siemens, or any material reduction in orders from any of such customers would have a material adverse effect on our business, financial condition and results of operations. In the first half of 2006, and in fiscal 2005 and 2004, revenues from Nokia accounted for approximately 32%, 47%, and 55% of our total revenues, respectively. Revenues from Siemens accounted for 31% in the first half of 2006 and 16% of our total revenues for 2005. Revenues from Nera ASA accounted for 13% in the first half of 2006 and 10% of our total revenues for 2005 and 2004. We had no other customers individually representing more than 10% of our total revenues for the first half of 2006, for fiscal 2005 or for fiscal 2004. Most of our customer agreements are in the form of purchase orders and are not pursuant to a formal agreement. As a result, none of our major customers is under any long-term commitment to purchase products from us, and there is no guarantee that any of them will continue to do business with us.
     In the second quarter of 2006, Nokia and Siemens announced a joint venture to merge the Networks Business Group of Nokia and the carrier-related operations of Siemens into a new company, Nokia Siemens Networks. If the merger is completed, it will result in further concentration of our customer base.

We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.**
     We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 83% of our total revenues in the first half of 2006 and 80% of our total revenues in 2005.
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
Our operating results may fluctuate significantly based on seasonal factors in the telecommunication network market. **
     In the past, our operating results have reflected lower revenues in the first and third calendar quarters due to seasonality in the telecommunication network market. Revenues attributable to telecom OEMs typically have contracted in the first quarter due to delays in purchasing resulting from wireless carriers’ budgeting processes. The third quarter generally has been slow in our telecommunication network market as many of our European telecom OEM customers shut down their factories for a portion of the summer months. The fourth quarter historically has been our strongest quarter as the wireless carriers expend their remaining capital budgets for the year. However, we did not experience this seasonality in 2005 or in the first half of 2006, and we cannot be certain what seasonal factors, if any, will impact our revenues in the future or the extent of such potential fluctuations.

Because of the shortages of some components and our dependence on single source suppliers and custom components, we may be unable to obtain an adequate supply of components of sufficient quality in a timely fashion, or we may be required to pay higher prices or to purchase components of lesser quality.**
     Many of our products are customized and must be qualified with our customers. This means that we cannot change components in our products easily without the risks and delays associated with requalification. Accordingly, while a number of the components we use in our products are made by multiple suppliers, we may effectively have single source suppliers for some of these components.
     In addition, we currently purchase a number of components, some from single source suppliers, including, but not limited to:
•	semiconductor devices;

•	application-specific monolithic microwave integrated circuits;

•	voltage-controlled oscillators;

•	voltage regulators;

•	RoHS (Restriction of Hazardous Substances Directive) surface mount components;

•	high-frequency circuit boards;

•	custom connectors;

•	electromagnetic housings;

•	yttrium iron garnet components; and

•	magnetic components.
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

We rely heavily on a Thailand facility of HANA Microelectronics Co., Ltd., a contract manufacturer, to produce our RF modules. If HANA is unable to produce these modules in sufficient quantities or with adequate quality, or it chooses to terminate our manufacturing arrangement, we will be forced to find an alternative manufacturer and may not be able to fulfill our production commitments to our customers, which could cause sales to be delayed or lost and could harm our reputation.**
     We outsource the assembly and testing of most of our telecommunication related products to a Thailand facility of HANA Microelectronics Co., Ltd., or HANA, a contract manufacturer. We plan to continue this arrangement as a key element of our operating strategy. If HANA does not provide us with high quality products and services in a timely manner, or terminates its relationship with us, we may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of our products could be delayed or lost and our reputation could be harmed. Our manufacturing agreement with HANA currently expires in July 2007 but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least 90 days prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 120 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.
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
     We may not be successful in forming alternative supply arrangements that provide us with a sufficient supply of gallium arsenide devices. Because there are a limited number of semiconductor foundries that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional semiconductor foundries would require an extensive qualification process that could prevent or delay product shipments and revenues. We estimate that it may take up to six months to shift production of a given semiconductor circuit design to a new foundry.
Implementing our acquisition strategy could result in dilution to our stockholders and operating difficulties leading to a decline in revenues and operating profit.**
     One of our strategies is to grow through acquisitions. To that end, we have completed five acquisitions since our initial public offering and intend to pursue acquisitions in our markets as appropriate. The process of investigating, acquiring and integrating any business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:
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
     For example, some radios incorporating our transceivers that are manufactured and shipped by one of our customers have experienced degraded performance after installation in the field. The cause of the degradation was identified to be a faulty semiconductor component originally developed and supplied by TRW Inc. that was incorporated in the transceiver. TRW was later acquired by Northrop Grumman Corporation and renamed Northrop Grumman Space & Mission Systems Corp. Pursuant to a settlement agreement between TRW and us, we are responsible for the direct costs associated with the repair and replacement of the degraded transceivers produced under our supply agreement with the customer. Northrop Grumman Space & Mission Systems Corp., as successor to TRW, compensated our customer for the indirect costs associated with the repair and replacement of the degraded radios and transceivers. These indirect costs include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in each returned radio. During 2001, we reserved $4.6 million for warranty charges to cover the actual repair of the transceivers containing these faulty components, of which $2.8 million had been used or reversed through June 30, 2006.
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
Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of June 30, 2006, we had 39 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, MLMS technology and system designs. Our issued United States patents expire between 2007 and 2020. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a patent by patent basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
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
Risks Relating to Our Industry
We have increased our focus on sales to the United States government and other governmental agencies. Our revenues in this market largely depend upon the funding and implementation decisions of Congress and government agencies. These decisions could change abruptly and without notice, unexpectedly reducing our current or future revenues in this market. Development fees in this market can fluctuate. **
     Our growth is partially dependent on growth in sales to defense electronics and homeland security prime contractors as a first-tier subcontractor. Government appropriations and prime contractor reactions to changing levels of contract funding availability can cause re-programming of first-tier subcontractor requirements by prime contractors in a way that reduces our current revenues or future revenue forecasts. These funding and implementation decisions are difficult to predict and may change abruptly. As such, our quarterly revenues from these customers may fluctuate significantly from quarter to quarter. Additionally, if these funding and implementation decisions change in a manner unfavorable to us, we could find that previously expected and forecasted revenues do not materialize at all.
     In this market, we generate development fees by developing product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenues. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production periods, but in no event prior to becoming payable by the customer. In no event are revenues recognized prior to becoming payable by the customer. These development fees can cause our revenue levels to fluctuate significantly from quarter to quarter.
Our failure to compete effectively could reduce our revenues and margins.**
     Among merchant suppliers in the telecommunication network market, we primarily compete with Compel Electronics Inc., Filtronics plc, Linkra Srl, Microelectronics Technology Inc., Remec Broadband Wireless, Inc., Teledyne Technologies Incorporated, Thales Group SA and Xytrans Inc. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their high-frequency RF transceiver modules, rather than use merchant suppliers like us. We believe that over one half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and the potential related sales. Further, if a telecom OEM were to sell its captive operation to a competitor, we would lose the opportunity to acquire those potential sales. In the defense electronics and homeland security markets, we primarily compete with Aeroflex Incorporated, AML Communications Inc., Chelton, Ltd., Ciao Wireless, CTT Inc., Herley Industries, Inc., KMIC Technology, Inc., M/A-Com, Miteq, Inc. and Teledyne Technologies Incorporated.
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
Risks Relating to Ownership of Our Stock
The assets of Wood River Capital Management, LLC and certain of its affiliates, the holders of shares of common stock representing approximately 27% of our outstanding capital stock as of June 30, 2006, have been placed into receivership by the Securities and Exchange Commission, and the receiver may dispose of such shares of our common stock. Such disposition may adversely affect the trading price of our common stock.**
     Based on filings made with the Securities and Exchange Commission, as of June 30, 2006, Wood River Capital Management, LLC and certain of its affiliates, which we refer to collectively as Wood River, owned approximately 27% of our outstanding capital stock (measured on an as-converted to common stock basis). On October 13, 2005, the Securities and Exchange Commission filed an emergency action against Wood River and, concurrently with the filing of the action, an order was entered placing all assets of Wood River, including the Endwave shares owned by Wood River, into receivership. As a result, the receiver is also deemed to have beneficial ownership of such shares. The receiver will be required to liquidate the assets of Wood River or distribute such assets to the investors in the Wood River Funds. We currently do not know what the timing and manner of any liquidation or distribution of Endwave shares is likely to be, nor do we control any such liquidation or distribution. Such disposition of Endwave shares may have the effect of reducing the trading price of our common stock.

The market price of our common stock has historically fluctuated and is likely to fluctuate in the future.**
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. For example, in the first half of 2006, the lowest bid price for our common stock was $8.98 and the highest bid price for our common stock was $17.15 and in 2005, the lowest bid price for our common stock was $9.46 and the highest bid price for our common stock was $55.41. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
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
There are two shareholders who own a large percentage of our outstanding capital stock and are able to affect significantly the outcome of matters requiring stockholder approval.**
     Wood River owns approximately 4.2 million shares of our outstanding common stock. In addition, Oak owns shares of our Series B preferred stock that are convertible into 3,000,000 shares of our common stock, and a warrant to purchase 90,000 shares of our Series B preferred stock that upon issuance will be convertible into 900,000 shares of our common stock. Assuming the exercise in full of the warrant issued to Oak and the conversion of Oak’s preferred shares into common stock, as of June 30, 2006 Oak owned 100% of our preferred stock and warrant which are together convertible into approximately 25% of our outstanding capital stock and Wood River owned approximately 27% of our outstanding capital stock.
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
     Item 6. Exhibits.

Number	Description
2.1(1)†	Asset Purchase Agreement by and among M/A-COM Tech, Inc., Tyco Electronics Logistics AG and the Registrant dated April 24, 2001.

2.2(2)†	Asset Purchase Agreement by and among Signal Technology Corporation and the Registrant dated September 24, 2002.

2.3(3)†	Purchase and Sale Agreement by and Among New Focus, Inc., Bookham Technology PLC and the Registrant dated July 21, 2004.

3.1(4)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(4)	Amended and Restated Bylaws effective October 20, 2000.

3.4(6)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.5(7)	Certificate of Designation of Series B Preferred Stock.

4.1(4)	Form of specimen Common Stock Certificate.

4.2(8)	Amended and Restated Registration Rights Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated September 14, 2005.

4.3(6)	Rights Agreement dated as of December 1, 2005 between Endwave Corporation and Computershare Trust Company, Inc.

4.4(6)	Form of Rights Certificate.

4.5(7)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.

4.6(7)	Warrant issued to Oak Investment Partners XI, Limited Partnership.

10.1(4)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(4)*	1992 Stock Option Plan.

10.3(4)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(4)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

Number	Description
10.5(4)*	2000 Equity Incentive Plan, as amended.

10.6(4)*	Form of Stock Option Agreement under 2000 Equity Incentive Plan.

10.7(4)*	2000 Employee Stock Purchase Plan.

10.8(4)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.9(9)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.10(4)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.11(10), (11)*	Description of Compensation Payable to Non-Employee Directors.

10.12(11)*	2006 Base Salaries for Named Executive Officers.

10.13(11)*	2006 Executive Incentive Compensation Plan.

10.14(12)*	Executive Officer Severance and Retention Plan.

10.15(12)*	Transaction Incentive Plan.

10.16(4)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.17(4)†	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.

10.18(4)†	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.

10.19(14)†	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.

10.20(15)†	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.

10.21(5)	Industrial Lease by and between The Irvine Company and the Registrant dated January 28, 2004.

10.22(5)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated March 26, 2004.

10.23(13)	Settlement and Release Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated March 23, 2005.

10.24†(9)	Purchase Agreement between Nokia and Endwave Corporation dated January 1, 2006.

10.25†(9)	Frame Purchase Agreement by and between Endwave Corporation and Siemens Mobile Communications Spa dated January 16, 2006.

10.26†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006

10.27†	Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated July 25, 2006.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 8, 2001 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 11, 2002 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 4, 2004 and incorporated herein by reference.

(4)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(5)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 15, 2005 and incorporated herein by reference.

(9)	Previously filed as an exhibit with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 3, 2005 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 8, 2006 and incorporated herein by reference.

(12)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 25, 2005 and incorporated herein by reference.

(14)	Previously filed with an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 4, 2004 and incorporated herein by reference.

(15)	Previously filed with an amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on August 4, 2004 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: August 7, 2006

	By:	/s/ Edward A. Keible, Jr.
Edward A. Keible, Jr.
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Brett W. Wallace
Brett W. Wallace
Executive Vice President
and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Index to Exhibits

Number	Description
10.26	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

10.27	Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated July 25, 2006.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.