Form 10-Q
period 2006-09-30
ENDWAVE CORP
filed 2006-11-07
CIK 1118941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
000-31635
(Commission file number)

ENDWAVE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4333817
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Baytech Drive San Jose, CA	95134
(Address of principal executive offices)	(Zip code)
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
     The number of shares of the registrant’s common stock outstanding as of October 20, 2006 was 11,487,568 shares. The number of shares of the registrant’s preferred stock outstanding as of October 20, 2006 was 300,000 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)	(1)
ASSETS

Current assets:
Cash and cash equivalents	$31,030	$8,456
Short-term investments	35,658	13,959
Accounts receivable, net	12,822	10,487
Inventories	15,298	13,448
Other current assets	530	560

Total current assets	95,338	46,910
Property and equipment, net	1,941	1,321
Other assets	133	97
Restricted cash	261	25
Goodwill and intangible assets, net	4,342	4,796

	$102,015	$53,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,556	$2,954
Accrued warranty	2,973	3,257
Accrued compensation	3,120	2,494
Restructuring liabilities	—	20
Other current liabilities	1,150	956

Total current liabilities	12,799	9,681
Other long-term liabilities	269	385

Total liabilities	13,068	10,066

Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 300,000 and zero shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,487,568 and 11,358,816 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	11	11
Additional paid-in capital	355,897	309,583
Treasury stock, at cost, 39,150 shares at September 30, 2006 and December 31, 2005	(79)	(79)
Accumulated other comprehensive loss	(39)	(63)
Accumulated deficit	(266,843)	(266,369)

Total stockholders’ equity	88,947	43,083

	$102,015	$53,149

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2005.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Product revenues	$18,452	$13,523	$47,931	$34,367
Product revenues from affiliate	—	12	—	26
Development fees	384	785	977	1,269

Total revenues	18,836	14,320	48,908	35,662

Costs and expenses:
Cost of product revenues*	12,815	9,668	34,245	23,800
Cost of product revenues from affiliate	—	1	—	3
Cost of product revenues, amortization of intangible assets	113	113	337	339
Research and development*	2,389	1,708	6,579	4,819
Selling, general and administrative*	3,353	2,386	9,845	7,119
Transaction costs	—	773	—	773
Amortization of intangible assets	39	39	117	140
Restructuring charges, net	—	—	—	(46)

Total costs and expenses	18,709	14,688	51,123	36,947

Income (loss) from operations	127	(368)	(2,215)	(1,285)
Interest and other income, net	784	175	1,741	563

Net income (loss)	$911	$(193)	$(474)	$(722)

Basic net income (loss) per share	$0.08	$(0.02)	$(0.04)	$(0.07)
Diluted net income (loss) per share	$0.06	$(0.02)	$(0.04)	$(0.07)

Shares used in computing basic net income (loss) per share	11,436,417	11,078,344	11,403,728	10,752,423
Shares used in computing diluted net income (loss) per share	14,676,969	11,078,344	11,403,728	10,752,423

* Includes the following amounts related to stock-based compensation:
Cost of product revenues	$120	$—	$334	$—
Research and development	129	—	409	—
Selling, general and administrative	629	—	1,821	—

	$878	$—	$2,564	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended
	September 30,
	2006	2005
Operating activities:
Net loss	$(474)	$(722)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	670	1,145
Amortization of intangible assets	454	479
Stock compensation expense	2,564	—
Amortization of investments	75	91
Restructuring charges, net	—	(46)
Loss (gain) on the sale of land and equipment	84	(121)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,335)	(2,771)
Inventories	(1,843)	(7,776)
Other assets	(6)	154
Accounts payable	2,602	1,550
Accrued warranty	(284)	(545)
Accrued compensation, restructuring liabilities, other current and long-term liabilities	684	1,263

Net cash provided by (used in) operating activities	2,191	(7,299)

Investing activities:
Cash paid in business combinations	—	(20)
Purchases of property and equipment	(1,379)	(349)
Purchases of short term investments	(30,550)	(12,424)
Proceeds on sales of property and equipment	5	30
Proceeds on maturities of short term investments	8,800	19,650
Increase in restricted cash	(236)	(25)

Net cash provided by (used in) investing activities	(23,360)	6,862

Financing activities:
Proceeds from the sale of Series B preferred stock and warrants, net of issuance costs	43,107	—
Proceeds from common stock issuance	379	230
Proceeds from exercises of stock options	257	4,264

Net cash provided by financing activities	43,743	4,494

Net increase in cash and cash equivalents	22,574	4,057
Cash and cash equivalents at beginning of period	8,456	4,808

Cash and cash equivalents at end of period	$31,030	$8,865

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
°	integrated transceivers — assembly of electronic devices that combine both the transmit and receive functions necessary for a bi-directional radio link;

°	amplifiers — electronic devices used to increase the amplitude and power of an electronic signal;

°	synthesizers — electronic devices that can be used to generate several different radio frequency signals from a single source;

°	oscillators — electronic devices that generate radio frequency signals at a fixed frequency;

°	up and down converters — electronic devices that shift the center frequency of a radio signal without altering the signal’s data modulation;

°	frequency multipliers — electronic devices that increase the frequency of a radio signal in integer multiples; and

°	microwave switch arrays — electronic devices that can switch the routing of a radio signal.
     The accompanying unaudited condensed consolidated financial statements of Endwave have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005.
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

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Short-term investments:
United States government agencies	$2,000	$—	$(16)	$1,984
Corporate securities	3,047	—	(23)	3,024
Obligations of states and political subdivisions	30,650	—	—	30,650

Total	$35,697	$—	$(39)	$35,658

Cash equivalents:
Commercial paper	$26,850	—	—	$26,850

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Short-term investments:
United States government agencies	$2,000	$—	$(19)	$1,981
Corporate securities	3,122	—	(44)	3,078
Obligations of states and political subdivisions	8,900	—	—	8,900

Total	$14,022	$—	$(63)	$13,959

Cash equivalents:
Commercial paper	$1,898	—	—	$1,898
     At September 30, 2006, the Company had $35.7 million of short-term investments with maturities of less than one year. At December 31, 2005, the Company had $8.9 million of short-term investments with maturities of less than one year and $5.1 million of short-term investments with maturities between one and two years.
     At September 30, 2006, the Company had net unrealized losses of $39,000 related to $5.0 million of investments in debt securities. At December 31, 2005, the Company had net unrealized losses of $63,000 related to $5.1 million of investments in debt securities. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. Realized gains and losses were insignificant for the three and nine months ended September 30, 2006 and 2005.
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
3. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$11,652	$10,181
Work in process	2,156	1,509
Finished goods	1,490	1,758

	$15,298	$13,448

4. Restricted Cash
     At September 30, 2006, the Company had a restricted cash balance of $261,000, which included two certificates of deposit held by a financial institution as collateral for two letters of credit in connection with the Company’s building leases. During the second quarter of 2006, the Company executed an agreement to lease 32,805 square feet in San Jose, California. The lease term commenced on September 1, 2006 and will terminate on August 31, 2011. In connection with the leasing of this property, the Company established a $236,000 certificate of deposit as collateral for a letter of credit. The Company will be able to reduce the certificate of deposit and its restricted cash balance when it meets certain revenue levels.
     In addition, the Company has a $25,000 certificate of deposit that secures a letter of credit in connection with the Company’s building lease in Andover, Massachusetts. The $25,000 certificate of deposit will be maintained by the Company for the term of the lease, which terminates on November 30, 2008.
5. Goodwill and Intangible Assets
Goodwill
     At September 30, 2006, the Company had goodwill of $1,566,000 associated with its purchase of JCA Technology, Inc. (“JCA”). The Company conducted its 2006 annual goodwill impairment analysis in the third quarter of 2006 and no goodwill impairment was indicated.
Intangible Assets
     The components of intangible assets as of September 30, 2006 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$2,250	$(975)	$1,275
Tradename	1,060	—	1,060
Customer relationships	780	(339)	441
Customer backlog	140	(140)	—

Intangible assets	$4,230	$(1,454)	$2,776

     The components of intangible assets as of December 31, 2005 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$2,250	$(639)	$1,611
Tradename	1,060	—	1,060
Customer relationships	780	(221)	559
Customer backlog	140	(140)	—

Intangible assets	$4,230	$(1,000)	$3,230

     The identifiable intangible assets are subject to amortization and have approximate original estimated weighted average useful lives as follows: developed technology — five years, customer backlog — six months and customer relationships — five years.
     The tradename has a gross carrying value of $1.1 million and is not subject to amortization and will be evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducted its 2006 annual impairment analysis of the tradename in the third quarter of 2006 and no impairment was indicated.
     The customer backlog was fully amortized as of January 2005. The amortization of the identifiable intangible assets was $152,000 and $152,000 during the three months ended September 30, 2006 and 2005, respectively. The amortization of the identifiable intangible assets was $454,000 and $479,000 during the nine months ended

September 30, 2006 and 2005, respectively. The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31
2006 (October 1 through December 31)	$151
2007	606
2008	606
2009	353

$1,716

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
     Changes in the Company’s product warranty liability during the periods ended September 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Balance at January 1	$3,257	$4,488
Warranties accrued	654	533
Warranties settled or reversed	(938)	(1,078)

Balance at September 30	$2,973	$3,943

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
8. Commitments and Contingencies
     The Company is periodically involved in legal proceedings arising in the ordinary course of business, such as worker’s compensation, accounts receivable collections and the like. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceedings will result in judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     Although the Company is not a party to the litigation now pending in the Southern District of New York entitled “Securities and Exchange Commission v. Wood River Capital Management, LLC et al.” filed as Civil Action 05-CV-8713, the Company has filed a proof of claim with the Court reserving its rights to pursue claims against the defendants in such action, including possible claims for disgorgement of profits pursuant to Section 16 of the Exchange Act. Because Wood River Capital Management, LLC and its affiliates (collectively, “Wood River”) have not yet publicly disclosed their trading history in the Company’s common stock, the Company is unable to determine at this time what claims exist, or what the damages for any such claims may be. To the extent the Company has any valid claims against Wood River, the Company intends to pursue them vigorously.
9. Preferred Stock and Warrant Purchase Agreement
     Effective April 24, 2006, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the “purchase agreement”) with Oak Investment Partners XI, Limited Partnership (“Oak”). Pursuant to the purchase agreement, Oak purchased 300,000 shares of the Company’s Series B preferred stock, par value $0.001 per share, for $150 per preferred share. The preferred shares are convertible initially into 3,000,000 shares of common stock, for an effective purchase price of $15 per common share equivalent. The Company also issued Oak a warrant (the “Warrant”) granting Oak the right to purchase an additional 90,000 shares of Series B preferred stock at an exercise price of $150 per share, which shares are convertible initially into 900,000 shares of common stock for an effective exercise price of $15 per common share equivalent. The Warrant was sold for a purchase price of $33,750, expires three years from the date of purchase and includes a “cashless exercise” feature.
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
     The pro-forma information for the three and nine months ended September 30, 2005 was as follows (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(193)	$(722)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(1,265)	(3,270)

Net loss, pro forma	$(1,458)	$(3,992)

Basic and diluted net loss per share, as reported	$(0.02)	$(0.07)

Basic and diluted net loss per share, pro forma	$(0.13)	$(0.37)

Impact of the Adoption of SFAS No. 123(R)
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). The effect of recording stock-based compensation for the three and nine months ended September 30, 2006 was as follows (in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Stock-based compensation expense by type of award:
Employee stock options	$799	$2,288
Employee stock purchase plan	86	302
Amounts capitalized as inventory	(7)	(26)

Total stock-based compensation	878	2,564
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$878	$2,564

Impact on basic net income (loss) per share	$(0.08)	$(0.22)

Impact on diluted net income (loss) per share	$(0.06)	$(0.22)

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
     During the three months ended September 30, 2006, the Company granted options to purchase 58,700 shares of its common stock with an estimated total grant date fair value of $413,000. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $119,000. During the three months ended September 30, 2006, the Company recorded stock-based compensation related to stock options and its employee stock purchase plan of $878,000. Approximately $7,000 of such stock-based compensation was capitalized as inventory during the three months ended September 30, 2006. The Company elected not to capitalize any stock-based compensation to inventory at January 1, 2006 when the provisions of SFAS No. 123(R) were initially adopted.
     During the nine months ended September 30, 2006, the Company granted options to purchase 599,900 shares of its common stock with an estimated total grant date fair value of $3.9 million. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $1.1 million. During the nine months ended September 30, 2006, the Company recorded stock-based compensation related to stock options and its employee stock purchase plan of $2.6 million. Approximately $26,000 of such stock-based compensation was capitalized as inventory during the nine months ended September 30, 2006.
     As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $2.7 million and will be recognized over an estimated weighted average amortization period of 1.4 years. As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to the stock purchase plan was $178,000 and will be recognized over an estimated weighted average amortization period of 0.6 years.
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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	5.45%	4.05%	4.69%	3.94%
Expected life of options	4.6 years	5.0 years	4.6 years	5.0 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	70%	82%	79%	77%
     The fair value of shares under the stock purchase plan is estimated using the Black-Scholes option valuation model and the graded-vesting method with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	5.0%	3.66%	4.84%	3.23%
Expected life of options	1.3 years	0.5 year	0.8 years	0.5 year
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	51%	100%	61%	55%
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
     The weighted average grant date fair value of the options granted under the Company’s stock option plans was $7.04 and $23.34 per share for the three months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $595,000, and $13.4 million, respectively.
     The weighted average grant date fair value of the options granted under the Company’s stock option plans was $6.51 and $14.36 per share for the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $855,000 and $19.5 million, respectively.
     During the third quarter of 2006, no shares were granted under the Company’s stock purchase plan. The weighted average grant date fair value of the shares granted under the Company’s stock purchase plan was $5.56 per share for the nine months ended September 30, 2006.
Equity Incentive Program
     The Company’s equity incentive program is a broad-based, long-term retention program designed to align stockholder and employee interests. Under the Company’s equity incentive program, stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of the Company’s common stock at the grant date. Upon the exercise of stock options, the Company issues shares from the shares reserved under the Company’s stock option plan.

     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2005	1,292,877	14.19
Options granted	599,900	10.21
Options exercised	(87,230)	2.94
Options cancelled	(42,593)	12.09

Outstanding at September 30, 2006	1,762,954	13.44	8.33	$4,112

Options vested and exercisable and expected to be exercisable at September 30, 2006	1,580,872	13.77	8.26	$3,764

Options vested and exercisable at September 30, 2006	800,157	17.21	7.90	$1,969
     At September 30, 2006 the Company had 1,209,212 options available for grant under its stock option plans.
     The options outstanding and vested and exercisable at September 30, 2006 were in the following exercise price ranges:

				Options Vested and Exercisable
Options Outstanding at September 30, 2006				At September 30, 2006
			Weighted Average
		Weighted Average	Remaining		Weighted Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$0.76 - $1.17	43,120	$1.01	6.21	31,105	$1.00
$1.18 - $1.21	25,474	$1.21	5.83	25,286	$1.21
$1.93 - $1.93	121,446	$1.93	6.68	78,138	$1.93
$2.68 - $4.80	12,625	$4.05	5.46	11,228	$3.97
$5.00 - $9.16	15,888	$7.03	7.04	5,387	$7.03
$9.32 - $9.32	120,000	$9.32	9.42	15,000	$9.32
$9.68 - $9.82	389,508	$9.77	9.27	54,089	$9.76
$10.20 - $10.20	161,128	$10.20	7.84	56,563	$10.20
$10.22 - $10.22	190,063	$10.22	7.35	80,188	$10.22
$10.50 - $20.32	313,976	$13.82	8.80	73,447	$14.02
$21.47 - $21.47	196,376	$21.47	8.35	196,376	$21.47
$24.00 - $56.00	173,350	$35.58	8.53	173,350	$35.58

	1,762,954	$13.44	8.33	800,157	$17.21

Employee Stock Purchase Plan
     In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan (“Purchase Plan”). All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. During the three months and nine months ended September 30, 2006, the compensation cost in connection with the purchase plan was $86,000 and $302,000, respectively. During the third quarter of 2006, there were no shares purchased under the employee stock purchase plan. During the first nine months of 2006, there were 41,522 shares issued under the Purchase Plan at a weighted average price of $9.14 per share. At September 30, 2006, 216,771 shares were available for purchase under the Purchase Plan.

11. Net Income (Loss) Per Share
     The Company computes basic net income (loss) per share by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include convertible preferred stock, warrants to purchase convertible preferred stock, stock options to purchase common stock, and shares to be purchased in connection with the Company’s stock purchase plan.
     The shares used in the computation of the Company’s basic and diluted net income (loss) per common share were as follows:

	Three months ended September 30,		Nine months ended September 30
	2006	2005	2006	2005
Weighted average common shares outstanding	11,436,417	11,078,344	11,403,728	10,752,423
Dilutive effect of convertible preferred stock	3,000,000	—	—	—
Dilutive effect of employee stock options	234,974	—	—	—
Dilutive effect of the Company’s stock purchase plan	5,578	—	—	—

Weighted average diluted common shares outstanding	14,676,969	11,078,344	11,403,728	10,752,423

     The Company’s currently-outstanding 300,000 preferred shares were convertible into 3,000,000 shares of common stock as of September 30, 2006. The Warrant grants the holder the right to purchase an additional 90,000 shares of Series B preferred stock, which were convertible into 900,000 shares of common stock as of September 30, 2006.
     Shares associated with common stock issuable upon the exercise the outstanding Warrant were not included in the calculation of diluted net income per share, as the effect would be anti-dilutive because the average market price of the Company’s common stock was below the effective exercise price of the Warrant. Options to purchase 1,180,198 shares of common stock were not included in the calculation of diluted net income per share because these options were anti-dilutive as the exercise prices exceeded the average market price for the quarter ended September 30, 2006. Under the Company’s stock purchase plan, 45,680 shares purchasable were not included in the calculation of diluted net income per share because these purchasable shares were anti-dilutive at September 30, 2006. However, these options and purchasable shares could be dilutive in the future.
     For the nine months ended September 30, 2006, options to purchase 1,762,954 shares of common stock and 3,900,000 shares of common stock issuable upon conversion of the Company’s Series B preferred stock and the exercise of the Warrant were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
     For the three and nine months period ended September 30, 2005, options to purchase 1,244,415 shares of common stock, and shares purchasable under the Company’s stock purchase plan were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
12. Comprehensive Income (Loss)
     Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its available-for-sale securities represent the only component of comprehensive income (loss) excluded from the reported net income (loss).
     The Company’s unrealized gain (loss) on available-for-sale securities of $29,000 and ($32,000) for the three months ended September 30, 2006 and 2005 was excluded from the net income (loss) for the respective periods.

Total comprehensive income (loss) for the three months ended September 30, 2006 and 2005 was $940,000 and ($225,000), respectively.
     The Company’s unrealized gain (loss) on available-for-sale securities of $24,000, and ($17,000) for the nine months ended September 30, 2006 and 2005, was excluded from the net loss for the respective periods. Total comprehensive loss for the nine months ended September 30, 2006 and 2005 was $450,000 and $739,000, respectively.
13. Segment Disclosures
     The Company operates in a single segment. The Company’s product sales by geographic area (based on ship-to location of customer which may not necessarily be the end-user location) for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands and as a percentage of total revenues):

	Three months ended September 30,
	2006		2005
United States	$2,162	11.5%	$2,043	14.3%
Finland	11,475	60.9%	6,858	47.9%
Italy	1,887	10.0%	2,021	14.1%
Norway	2,429	12.9%	1,868	13.0%
Other	883	4.7%	1,530	10.7%

Total	$18,836	100.0%	$14,320	100.0%

	Nine months ended September 30,
	2006		2005
United States	$7,768	15.9%	$6,216	17.4%
Finland	21,063	43.1%	18,583	52.1%
Italy	11,117	22.7%	4,802	13.5%
Norway	5,682	11.6%	2,647	7.4%
Other	3,278	6.7%	3,414	9.6%

Total	$48,908	100.0%	$35,662	100.0%

     For the three months ended September 30, 2006, Nokia, Nera and Siemens accounted for approximately 61%, 13% and 10%, respectively, of the Company’s total revenues. For the three months ended September 30, 2005, Nokia, Nera and Siemens accounted for approximately 47%, 16% and 14%, respectively, of the Company’s total revenues. For the three month periods presented, no other customer accounted for more than 10% of the Company’s total revenues.
     For the nine months ended September 30, 2006, Nokia, Siemens and Nera accounted for approximately 43%, 23% and 13%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2005, Nokia and Siemens accounted for approximately 51% and 13%, respectively, of the Company’s total revenues. For the nine month periods presented, no other customer accounted for more than 10% of the Company’s total revenues.
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

15. Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for the Company beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is assessing the impact of the adoption of SFAS 155.
     In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting SFAS 157 as of January 1, 2008. The Company is assessing the impact of the adoption of SFAS 157.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our consolidated financial position, results of operations and liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, related notes and the “Risk Factors” section included elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.
     The terms “we,” “us,” “our” and words of similar import below refer to Endwave Corporation and its wholly-owned subsidiary, Endwave Defense Systems Incorporated.
Overview
     Revenues for the third quarter of 2006 were $18.8 million, representing an increase of $4.5 million, or 32%, from the third quarter of 2005, and an increase of $2.5 million, or 15%, from the second quarter of 2006. Revenues for the first nine months of 2006 were $48.9 million, representing an increase of $13.2 million, or 37%, from the first nine months of 2005. The growth in revenues was due primarily to increased demand from our telecommunications customers.
     We continue to seek growth through enhancing our position as a leading merchant supplier of radio frequency (“RF”) modules, continued expansion into the defense electronics and homeland security markets, and strategic acquisitions. As part of this growth strategy, we entered into a Preferred Stock and Warrant Purchase Agreement with Oak Investment Partners XI, Limited Partnership (“Oak”) on April 24, 2006. Pursuant to this agreement, Oak purchased 300,000 shares of our Series B preferred stock for $150 per share and a warrant to purchase up to an additional 90,000 shares of our Series B preferred stock with an exercise price of $150 per share. The Company received gross proceeds of $45.0 million and net proceeds of $43.1 million after the payment of legal fees and other expenses including commissions to Needham & Co., the Company’s sole placement agent and financial advisor for the private placement. Each share of Series B preferred stock is convertible into ten shares of our common stock. The Series B preferred stock and the warrant were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. We intend to use the net proceeds of this financing to continue to expand our business in the telecommunications and defense and homeland security markets.

Results of Operations
Three and nine months ended September 30, 2006 and 2005
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of product revenues	68.0	67.5	70.0	66.7
Cost of product revenues, amortization of intangible assets	0.6	0.8	0.7	0.9
Research and development	12.7	11.9	13.5	13.5
Selling, general and administrative	17.8	16.7	20.1	20.0
Transactions costs	0.0	5.4	0.0	2.2
Amortization of intangible assets	0.2	0.3	0.2	0.4
Restructuring charges, net	0.0	0.0	0.0	(0.1)

Total costs and expenses	99.3	102.6	104.5	103.6

Income (loss) from operations	0.7	(2.6)	(4.5)	(3.6)
Interest and other income, net	4.1	1.3	3.5	1.6

Net income (loss)	4.8%	(1.3)%	(1.0)%	(2.0)%

Total revenues

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Total revenues	$18,836	$14,320	31.5%	$48,908	$35,662	37.1%
Product revenues	$18,452	$13,535	36.3%	$47,931	$34,393	39.4%
Development fees	$384	$785	(51.1%)	$977	$1,269	(23.0%)
     Total revenues consist of product revenues and development fees. Product revenues are attributable to sales of our RF modules. Development fees are attributable to the development of product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. We expect to enter into more development contracts in the future as we seek to further penetrate the defense electronics market, where development contracts are customary, but we do not expect development fees to represent a significant percentage of our total revenues for the foreseeable future.
     During the three months ended September 30, 2006, total revenues increased by 32% compared to the same period in 2005. This increase in total revenues was due to a 37% increase in revenues from our telecommunications network customers and a 3% increase in revenues from our defense and homeland security customers. During the nine months ended September 30, 2006, total revenues increased by 37% compared to the same period in 2005. This increase in total revenues was due to a 43% increase in revenues from our telecommunications network customers and a 12% increase in revenues from our defense and homeland security customers.
     For the three months ended September 30, 2006, revenues from our defense electronics and homeland security customers comprised 13% of our total revenues and revenues from our telecommunication customers comprised 87% of our total revenues. For the nine months ended September 30, 2006, revenues from our defense electronics and homeland security customers comprised 16% of our total revenues and revenues from our telecommunication customers comprised 84% of our total revenues.
     Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenues. Up-front fees, if any, associated with development agreements are recognized over the estimated development and production periods. In no event are revenues recognized prior to being considered collectible from the customer. During the third quarter of 2006, we recognized $384,000 from development fees. During the nine months ended September 30, 2006, we recognized $977,000 from development fees.

Cost of product revenues

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Cost of product revenues	$12,815	$9,669	32.5%	$34,245	$23,803	43.9%
Percentage of total revenues	68.0%	67.5%		70.0%	66.7%
     Cost of product revenues consists primarily of: costs of direct materials and labor utilized to assemble and test our products; equipment depreciation; costs associated with procurement, production control, quality assurance and manufacturing engineering; costs associated with maintaining our manufacturing facilities; fees paid to our offshore manufacturing partner; reserves for potential excess or obsolete material; and accrued costs associated with potential warranty returns offset by the benefit of usage of materials that were previously written off.
     During the third quarter of 2006, the cost of product revenues as a percentage of revenues increased as compared to the same quarter of 2005 due primarily to an increase in inventory reserves of $455,000 associated with the end of life of one of our customer programs, as well as $120,000 in additional costs resulting from the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which was partially offset by the increased absorption of our overhead costs resulting from increased total revenues. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $129,000 during the third quarter of 2006 and $110,000 during the third quarter of 2005.
     During the first nine months of 2006, the cost of product revenues as a percentage of revenues increased due primarily to a change in product mix, an increase in inventory reserves of $455,000 associated with the end of life of one of our customer programs, as well as $334,000 in additional costs resulting from the adoption of SFAS 123(R), which was partially offset by the increased absorption of our overhead costs resulting from increased total revenues. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $458,000 during the first nine months of 2006 and $400,000 during the first nine months of 2005.
     We intend to continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. In addition, our cost of product revenues are impacted by the mix and volume of products sold and will continue to fluctuate as a result. We will continue to incur costs of product revenues associated with SFAS 123(R).
Research and development expenses

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Research and development expenses	$2,389	$1,708	39.9%	$6,579	$4,819	36.5%
Percentage of total revenues	12.7%	11.9%		13.5%	13.5%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment and allocated facilities costs.
     During the third quarter of 2006, research and development expenses increased in absolute dollars and as a percentage of total revenues compared to the third quarter of 2005, primarily due to an increase of $266,000 in personnel-related expenses, an increase of $215,000 in project-related expenses, and $129,000 from the adoption of SFAS 123(R).
     For the nine month periods ended September 30, 2006 and September 30, 2005, research and development costs remained constant as a percentage of revenue at 13.5%. During the nine month period ended September 30, 2006, research and development costs increased in absolute dollars primarily due to an increase of $886,000 in project-related expenses, an increase of $444,000 in personnel-related expenses and $409,000 from the adoption of SFAS123(R).
     During the remainder of 2006, we anticipate research and development expenses will remain relatively stable in absolute dollar terms. We will continue to incur research and development expenses associated with SFAS 123(R).
Selling, general and administrative expenses

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expenses	$3,353	$2,386	40.5%	$9,845	$7,119	38.3%
Percentage of total revenues	17.8%	16.7%		20.1%	20.0%
     Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, and promotional activities.
     During the third quarter of 2006, selling, general and administrative expenses increased in absolute dollars and as a percentage of total revenues compared to the third quarter of 2005, primarily due to $629,000 increased costs from the adoption SFAS 123(R), and an increase of $206,000 in personnel-related expenses.
     During the nine month period ended September 30, 2006 selling, general and administrative expenses increased in absolute dollars primarily due to $1.8 million of costs from the adoption SFAS 123(R), an increase of $285,000 in commissions due to the overall increase in revenues during the first nine months of 2006 and an increase of $242,000 in personnel-related expenses.
     During the remainder of 2006, we anticipate selling, general and administrative expenses will remain relatively stable in absolute dollar terms. We will continue to incur selling, general and administrative expenses associated with SFAS 123(R).
Transaction costs

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Transaction costs	$—	$773	(100)%	$—	$773	(100)%
Percentage of total revenues	—	5.4%	—	—	2.2%	—
     As part of a planned public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission, we accumulated $773,000 of transaction costs in other current assets on our condensed consolidated balance sheet. During the third quarter of 2005, we suspended the secondary offering and expensed the $773,000. The registration statement was withdrawn in the first quarter of 2006.

Amortization of intangible assets

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Cost of product revenues, amortization of intangible assets	$113	$113	0%	$337	$339	(1)%
Amortization of intangible assets	$39	$39	0%	$117	$140	(16)%
     As part of our acquisition of JCA Technology, Inc. in July 2004, we acquired $4.2 million of identifiable intangible assets, including $2.3 million for developed technology, $1.1 million for the tradename, $780,000 for customer relationships and $140,000 for customer backlog. These assets are generally subject to amortization and have approximate original estimated weighted average useful lives as follows: developed technology – 5 years, customer backlog – 6 months and customer relationships – 5 years. The tradename intangible asset is not subject to amortization and will be evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.
     The amortization associated with the developed technology is a charge to cost of product revenues. The amortization associated with the developed technology was $113,000 for both the third quarter of 2006 and 2005. The amortization associated with customer relationships is a charge to operating expenses. The amortization of customer relationships was $39,000 for both the third quarter of 2006 and 2005.
     During the first nine months of 2006, the amortization associated with the developed technology was $337,000 compared to $339,000 during the first nine months of 2005. The amortization of customer relationships was $117,000 for the first nine months of both 2006 and 2005. The amortization of customer backlog was $23,000 for the nine months ended September 30, 2005 and was fully amortized during the first quarter of 2005.
Interest and other income, net

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)
Interest and other income, net	$784	$175	348.0%	$1,741	$563	209.2%
Percentage of total revenues	4.1%	1.3%		3.5%	1.6%
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments and gains and losses on the sale of fixed assets. The increase in interest and other income, net during both the three and nine months ended September 30, 2006 was primarily the result of increased interest earned on a higher cash and investment balance due to the proceeds received from the sale of preferred stock and warrants to Oak during the second quarter of 2006.
Liquidity and Capital Resources
     At September 30, 2006 we had $31.0 million of cash and cash equivalents and $35.7 million in short-term investments, working capital of $82.5 million and no long-term or short-term debt outstanding. The following table sets forth selected consolidated statement of cash flows data:

	Nine months ended
	September 30,
	2006	2005
	(in thousands)
Net cash provided by (used in) operating activities	$2,191	$(7,299)
Net cash provided by (used in) investing activities	(23,360)	6,862
Net cash provided by financing activities	43,743	4,494
Cash, cash equivalents and short- term investments at end of period	$66,688	$21,860
     During the first nine months of 2006, operating activities provided $2.2 million of cash as compared to using $7.3 million in the first nine months of 2005. Our net loss, adjusted for depreciation and other non-cash items, contributed $3.4 million of cash in the first nine months of 2006 as compared to $826,000 in the first nine months of 2005. During the first nine months of 2006, the $3.4 million of cash provided by net loss adjusted for depreciation and other non-cash items was partially offset by a use of $1.2 million due primarily to a $2.3 million increase in accounts receivable, a $1.8 million increase in inventories and a $284,000 decrease in accrued warranty partially offset by a $2.6 million increase in accounts payable and a $684,000 increase in accrued compensation, restructuring liabilities, other current and long-term liabilities. During the first nine months of 2005, the $826,000 of cash provided by net loss adjusted for depreciation and other non-cash items was offset by a use of $8.1 million due primarily to a $7.8 million increase in inventory, a $2.8 million increase in accounts receivable and a $545,000 decrease in accrued warranty, which were offset partially by a $1.6 million increase in accounts payable and a $1.3 million increase in accrued compensation and other current and long-term liabilities.
     Investing activities used cash of $23.4 million in the first nine months of 2006 as compared to providing cash of $6.9 million in the first nine months of 2005. The use of cash during the first nine months of 2006 was due to a net increase of $21.8 million of short-term investments, $1.4 million of property and equipment purchases and a $236,000 increase in restricted cash. The source of cash from investing activities during the first nine months of 2005 was primarily due to a net decrease of short-term investments by $7.2 million.
     Financing activities provided cash of $43.7 in the first nine months of 2006 as compared to $4.5 million in the first nine months of 2005. During the second quarter of 2006, we generated $43.1 million in net proceeds from the sale of 300,000 shares of Series B preferred stock and a warrant to purchase 90,000 shares of Series B preferred stock to Oak. In addition to the proceeds received from Oak, during the first nine months of 2006 we received $379,000 from the sale of common stock under our stock purchase plan and $257,000 from the exercise of stock options. During the first nine months of 2005, the $4.5 million increase in cash was due to $230,000 from the sale of common stock under our stock purchase plan and $4.3 million from the exercise of stock options.
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
     During the third quarter of 2006, we moved our corporate headquarters to San Jose, California. The lease term commenced on September 1, 2006 and will terminate on August 31, 2011.
     The following table summarizes our future payment obligations for all of our operating leases (excluding interest, maintenance fees and real property taxes):

Years Ending December 31,	Operating Leases
(in thousands)
2006 (October 1 – December 31)	$150
2007	614
2008	681
2009	494
2010	397
Thereafter	268

Total minimum payments required	$2,604

Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for us beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. We are assessing the impact of the adoption of SFAS 155.

     In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 to its financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We are assessing the impact of the adoption of SFAS 157.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We are currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our consolidated financial position, results of operations and liquidity.

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
     Although we are not a party to the litigation now pending in the Southern District of New York entitled “Securities and Exchange Commission. Wood River Capital Management, LLC et al.” filed as Civil Action 05-CV-8713, we have filed a proof of claim with the Court reserving our rights to pursue claims against the defendants in such action, including possible claims for disgorgement of profits pursuant to Section 16 of the Exchange Act. Because Wood River has not yet publicly disclosed its trading history in our common stock, we are unable to determine at this time what claims exist, or what the damages for any such claims may be. To the extent we have any valid claims against Wood River, we intend to pursue them vigorously.
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
Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future. **
     We have had a history of losses. We had a net loss of $474,000 million during the first nine months of 2006. We also had net losses of $874,000, $4.4 and $7.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nera, Nokia or Siemens or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected. **
     We depend, and expect to continue to depend, on a relatively small number of telecommunication network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs, for a large portion of our revenues. The loss of any of our major customers, particularly Nera, Nokia or Siemens, or any material reduction in orders from any of such customers would have a material adverse effect on our business, financial condition and results of operations. In the first nine months of 2006, and in fiscal 2005 and 2004, revenues from Nokia accounted for approximately 43%, 47%, and 55% of our total revenues, respectively. Revenues from Siemens accounted for 23% of our total revenues in the first nine months of 2006 and 16% of our total revenues for 2005. Revenues from Nera accounted for 13% in the first nine months of 2006 and 10% of our total revenues for 2005 and 2004. We had no other customers individually representing more than 10% of our total revenues for the first nine months of 2006, for fiscal 2005 or for fiscal 2004. Most of our customer agreements are in the form of purchase orders and are not pursuant to a formal agreement. As a result, none of our major customers is under any long-term commitment to purchase products from us, and there is no guarantee that any of them will continue to do business with us.
     In the second quarter of 2006, Nokia and Siemens announced a joint venture to merge the Networks Business Group of Nokia and the carrier-related operations of Siemens into a new company, Nokia Siemens Networks. If the merger is completed, it will result in further concentration of our customer base. The transaction is currently scheduled to close in January 2007. Our business with these customers could experience disruption as they integrate their operations.
We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.**
     We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 84% of our total revenues in the first nine months of 2006 and 80% of our total revenues in 2005.
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
Our operating results may be adversely affected by substantial quarterly and annual fluctuations and market downturns.**
     Our revenues, earnings and other operating results have fluctuated in the past and our revenues, earnings and other operating results may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others, seasonality, overall growth in the telecommunications market, changes in customer order patterns, availability of components from our suppliers, the gain or loss of a significant customer, changes in our product mix, and market acceptance of our products and our customers’

products. These factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly or annual operating results.
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
We rely on Velocium and other third-party semiconductor foundries to manufacture the semiconductors contained in our products. The loss of our relationship with any of these foundries, particularly Velocium, without adequate notice would adversely impact our ability to fill customer orders and could damage our customer relationships.**
     We design semiconductor devices. However, we do not own or operate a semiconductor fabrication facility, or foundry, and rely on a limited number of third parties to produce these components. Our largest semiconductor foundry supplier is Velocium, a business unit of Northrop Grumman Space & Mission Systems Corp. Velocium produced over 65 percent of our semiconductors in 2005, with the balance provided by other suppliers. If Velocium is unable to deliver semiconductors to us in a timely fashion, the resulting delay could severely impact our ability to fulfill customer orders and could damage our relationships with our customers. In addition, the loss of our relationship with or our access to any of the semiconductor foundries we currently use, particularly Velocium, and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.
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
     For example, some radios incorporating our transceivers that are manufactured and shipped by one of our customers have experienced degraded performance after installation in the field. The cause of the degradation was identified to be a faulty semiconductor component originally developed and supplied by TRW Inc. that was incorporated in the transceiver. TRW was later acquired by Northrop Grumman Corporation and renamed Northrop Grumman Space & Mission Systems Corp. Pursuant to a settlement agreement between TRW and us, we are responsible for the direct costs associated with the repair and replacement of the degraded transceivers produced under our supply agreement with the customer. Northrop Grumman Space & Mission Systems Corp., as successor to TRW, compensated our customer for the indirect costs associated with the repair and replacement of the degraded radios and transceivers. These indirect costs include the costs associated with removing and replacing the radios in the field as well as removing and replacing the transceiver module in each returned radio. During 2001, we reserved $4.6 million for warranty charges to cover the actual repair of the transceivers containing these faulty components, of which $3.1 million had been used or reversed through September 30, 2006.

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
Because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could have negative effects on our inventory levels, revenues and results of operations.**
     Our sales are generally made on the basis of formal agreements and purchase orders, which may be later modified or canceled by the customer, rather than firm long-term purchase commitments. We have historically been required to place firm orders for products and manufacturing equipment with our suppliers up to six months prior to the anticipated delivery date and, on occasion, prior to receiving an order for the product, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect, if at all. As a result, we would have excess inventory and overhead expense, which would harm our financial results. On occasion, we have experienced adverse financial results due to excess inventory and excess manufacturing capacity. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity were available, we would lose revenue opportunities, market share and damage our customer relationships. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and were unable to benefit from this increased demand. There is no guarantee that we will be able to adequately respond to unexpected increases in customer purchase orders in the future, in which case we may lose the revenues associated with those additional purchase orders and our customer relationships and reputation may suffer.
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
Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of September 30, 2006, we had 39 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, MLMS technology and system designs. Our issued United States patents expire between 2007 and 2020. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a patent by patent basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
     To protect our intellectual property, we enter into confidentiality and assignment of rights to inventions agreements with our employees, and confidentiality and non-disclosure agreements with third parties, and generally control access to and distribution of our documentation and other proprietary information. These measures may not be adequate in all cases to safeguard the proprietary technology underlying our products. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in other countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States. We occasionally agree to incorporate a customer’s or supplier’s intellectual property into our designs, in which case we have obligations with respect to the non-use and non-disclosure of that intellectual property. We also license technology from other companies, including Northrop Grumman Corporation. There are no limitations on our rights to make, use or sell products we may develop in the future using the technology licensed to us by Northrop Grumman Corporation. Steps taken by us to prevent misappropriation or infringement of our intellectual property or the intellectual property of our customers may not be successful. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Litigation of this type could result in substantial costs and diversion of our resources.
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

Risks Relating to Ownership of Our Stock
The assets of Wood River Capital Management, LLC and certain of its affiliates, the holders of shares of common stock representing approximately 27% of our outstanding capital stock as of September 30, 2006, have been placed into receivership by the Securities and Exchange Commission, and the receiver may dispose of such shares of our common stock. Such disposition may adversely affect the trading price of our common stock.**
     Based on filings made with the Securities and Exchange Commission, as of September 30, 2006, Wood River Capital Management, LLC and certain of its affiliates, which we refer to collectively as Wood River, owned approximately 27% of our outstanding capital stock (measured on an as-converted to common stock basis). On October 13, 2005, the Securities and Exchange Commission filed an emergency action against Wood River and, concurrently with the filing of the action, an order was entered placing all assets of Wood River, including the Endwave shares owned by Wood River, into receivership. As a result, the receiver is also deemed to have beneficial ownership of such shares. The receiver will be required to liquidate the assets of Wood River or distribute such assets to the investors in the Wood River Funds. We currently do not know what the timing and manner of any liquidation or distribution of Endwave shares is likely to be, nor do we control any such liquidation or distribution. Such disposition of Endwave shares may have the effect of reducing the trading price of our common stock.
The market price of our common stock has historically fluctuated and is likely to fluctuate in the future.**
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. For example, in the first nine months of 2006, the lowest bid price for our common stock was $8.98 and the highest bid price for our common stock was $17.15 and in 2005, the lowest bid price for our common stock was $9.46 and the highest bid price for our common stock was $55.41. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
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

There are two shareholders who own a large percentage of our outstanding capital stock and are able to affect significantly the outcome of matters requiring stockholder approval.**
     Wood River owns approximately 4.1 million shares of our outstanding common stock. In addition, Oak owns shares of our Series B preferred stock that are convertible into 3,000,000 shares of our common stock, and a warrant to purchase 90,000 shares of our Series B preferred stock that upon issuance will be convertible into 900,000 shares of our common stock. Assuming the exercise in full of the warrant issued to Oak and the conversion of Oak’s preferred shares into common stock, as of September 30, 2006 Oak owned 100% of our preferred stock and warrant which are together convertible into approximately 25% of our outstanding capital stock and Wood River owned approximately 27% of our outstanding capital stock.
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

Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on July 19, 2006. The results of the voting were as follows:
1.	To elect one director, Edward C.V. Winn, to hold office until the 2009 Annual Meeting of Stockholders.

FOR: 9,668,864 WITHHOLD: 674,453

2.	To the elect one director, Edward A. Keible, to hold office until the 2009 Annual Meeting of Stockholders.

FOR: 9,657,767 WITHHOLD: 685,547

3.	To ratify the selection by the Audit Committee of the Board of Directors of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

FOR: 10,334,449 AGAINST: 6,159 ABSTAIN: 2,706

Item 6. Exhibits.

Number	Description
2.3(3)†	Purchase and Sale Agreement by and Among New Focus, Inc., Bookham Technology PLC and the Registrant dated July 21, 2004.

3.1(4)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(4)	Amended and Restated Bylaws effective October 20, 2000.

3.4(6)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.5(7)	Certificate of Designation of Series B Preferred Stock.

4.1(4)	Form of specimen Common Stock Certificate.

4.2(8)	Amended and Restated Registration Rights Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated September 14, 2005.

4.3(6)	Rights Agreement dated as of December 1, 2005 between Endwave Corporation and Computershare Trust Company, Inc.

4.4(6)	Form of Rights Certificate.

4.5(7)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.

4.6(7)	Warrant issued to Oak Investment Partners XI, Limited Partnership.

10.1(4)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(4)*	1992 Stock Option Plan.

10.3(4)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(4)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(4)*	2000 Equity Incentive Plan, as amended.

10.6(4)*	Form of Stock Option Agreement under 2000 Equity Incentive Plan.

10.7(4)*	2000 Employee Stock Purchase Plan.

10.8(4)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.9(9)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.10(4)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.11(10), (11)*	Description of Compensation Payable to Non-Employee Directors.

10.12(11)*	2006 Base Salaries for Named Executive Officers.

10.13(11)*	2006 Executive Incentive Compensation Plan.

10.14(12)*	Executive Officer Severance and Retention Plan.

10.15(12)*	Transaction Incentive Plan.

10.16(4)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.17(4)†	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.

10.18(4)†	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.

10.19(13)†	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.

10.20(14)†	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.

10.21(5)	Industrial Lease by and between The Irvine Company and the Registrant dated January 28, 2004.

10.22(5)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated March 26, 2004.

10.23(15)	Settlement and Release Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated March 23, 2005.

10.24(9)†	Purchase Agreement between Nokia and Endwave Corporation dated January 1, 2006.

10.25(9)†	Frame Purchase Agreement by and between Endwave Corporation and Siemens Mobile Communications Spa dated January 16, 2006.

10.26(16)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006

10.27(16)†	Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated July 25, 2006.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 8, 2001 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 11, 2002 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 4, 2004 and incorporated herein by reference.

(4)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(5)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 15, 2005 and incorporated herein by reference.

(9)	Previously filed as an exhibit with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 3, 2005 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 8, 2006 and incorporated herein by reference.

(12)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(13)	Previously filed with an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 4, 2004 and incorporated herein by reference.

(14)	Previously filed with an amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on August 4, 2004 and incorporated herein by reference..

(15)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 25, 2005 and incorporated herein by reference.

(16)	Previously filed with an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: November 7, 2006
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