Form 10-K
period 2006-12-31
ENDWAVE CORP
filed 2007-03-14
CIK 1118941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-31635

Endwave Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-4333817
(State of incorporation)	(I.R.S. Employer Identification No.)

130 Baytech Drive San Jose, CA	95134 (Zip code)
(Address of principal executive offices)

(408) 522-3100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $81 million. Shares of voting common stock held by directors, executive officers, and by each person who was known to us to beneficially own 10% or more of the outstanding common stock as of such date have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price of $12.43, which was the closing sale on June 30, 2006 as reported by The NASDAQ Global Market.

The number of shares outstanding of the registrant’s common stock as of February 16, 2007 was 11,563,209. The number of shares outstanding of the registrant’s preferred stock as of such date was 300,000. Such shares are convertible at the holder’s option into 3,000,000 shares of our common stock.

ENDWAVE CORPORATION

FORM 10-K

Year Ended December 31, 2006

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 17A of the Securities Act of 1933, or the Securities Act, and within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that are subject to the “safe harbor” created by those sections. These forward-looking statements can generally be identified as such because the statement will include words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “opportunity,” “plan,” “potential,” “predict” or “will,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements may be found, among other places, in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. The risks and uncertainties are attributable to, among other things: our ability to achieve and maintain profitability; our customer and market concentration; our ability to penetrate new markets; fluctuations in our operating results from quarter to quarter; our reliance on third-party manufacturers and semiconductor foundries; acquiring businesses and integrating them with our own; component, design or manufacturing defects in our products; and our dependence on key personnel. Because of the risks and uncertainties referred to above, actual results or outcomes could differ materially from those expressed in any forward-looking statements made by us or on our behalf and you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report or the date of documents incorporated by reference in this report that include forward-looking statements.

PART I

Item 1.	Business

Introduction

We design, manufacture and market radio frequency, or RF, modules that enable the transmission, reception and processing of high frequency signals in telecommunication networks, defense electronics, homeland security and other systems. As used in this report, “we,” “us,” “our,” “Endwave” and words of similar import refer to Endwave Corporation and, except where the context otherwise requires, its consolidated subsidiary, Endwave Defense Systems Incorporated (formerly JCA Technology, Inc.).

Most of our RF modules are deployed in telecommunication networks, including current and next-generation cellular networks, carrier class trunking networks and point-to-point transmission networks. Our target customers for these applications are telecommunication network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs. Telecom OEMs provide the wireless equipment used by service providers to deliver voice, data and video services to businesses and consumers. Telecom OEMs that purchased our products accounted for 84% of our total revenues during 2006 and included Allgon Microwave AB, Nera ASA, Nokia, Siemens AG and Stratex Networks, Inc.

Our RF modules are also designed into various applications outside of the telecommunication network market, including defense electronics and homeland security systems. Our target customers in the defense electronics market include defense systems integrators and their subcontractors that design aerospace systems, defense systems, weapons and electronics platforms for domestic and foreign defense customers. Our target customers in the homeland security market include those utilizing the properties of high-frequency RF to create new systems designed to detect security threats. In this report, we refer to our target customers in the defense electronics and homeland security markets as defense and homeland security systems integrators. Revenues from this group of customers, including The Boeing Company, L-3 SafeView Inc., Lockheed Martin Corporation, Northrop Grumman Corporation and Raytheon Company, accounted for 16% of our total revenues in 2006.

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

Cellular Backhaul.  The communication link between the cellular base station site and a mobile telephone switching office, or MTSO, is referred to as cellular backhaul. This is currently the largest use of microwave radios. In most parts of the world, cellular backhaul is typically accomplished through the use of microwave radios either because of their ease of deployment and low overall cost relative to available wireline options or because adequate wireline facilities are not available. In the United States and Canada, cellular backhaul has been typically accomplished through the use of high-speed telephone lines because low-cost wireline facilities are readily available.

Carrier Class Trunking.  Communications carriers require high capacity links between major voice and data switching centers, referred to as trunk circuits, to deploy their networks. While fiber optic cables are the most common type of trunk circuit facility, microwave radios are often used for portions of these circuits when the intervening terrain, such as mountains or bodies of water, is difficult to traverse or alternatively as redundant backup for the fiber optic network.

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

Deployment of Third-Generation Networks.  Telecom OEMs and service providers are deploying cellular systems known as third generation, or “3G,” networks. We believe the deployment of these 3G networks will require a proportionately larger number of microwave radios. These networks support many data-intensive services, such as internet access via cellular phone or personal digital assistant, which require an even greater backhaul capacity than the current 2.5G applications noted above. We believe 3G networks will have a compounding effect on cellular backhaul needs because more base stations and more backhaul capacity per base station must be deployed in order to provide the required bandwidth and still maintain quality of service. As the density of base stations increases, we expect there will be a shift to higher frequency backhaul to support more efficient re-use of the available wireless spectrum.

Introduction of Other High Capacity Data-Only Telecommunication Networks.  We believe the introduction of fixed wireless access data networks will also increase demand for microwave radios. Various approaches are being considered for the widespread implementation of fixed wireless access networks, including the IEEE 802.16 WiMAX standard. WiMAX is supported by a large industry consortium, which includes market leaders such as Alcatel-Lucent, Cisco Systems, Inc., Ericsson, Intel Corporation, Microsoft Corporation, Motorola, Inc., Nera ASA, Nokia, Siemens AG and ZTE Corporation. Such fixed wireless access networks will, like cellular telephone networks, face the technological and cost issues associated with connecting individual access points to the wireline network infrastructure. This need for backhaul represents an opportunity for microwave radios, particularly because the anticipated high bandwidth requirements of fixed wireless access networks are served more cost-effectively by microwave radios than wireline alternatives.

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

Radar Systems.  RF modules are used in traditional radar systems to detect large objects at significant distances. In addition, many new weapons systems employ complementary sophisticated radar systems designed to detect small vehicles and combat personnel. These new systems often use higher frequencies in order to provide greater resolution. A further use of high frequency radar is airborne vision equipment that allows pilots to see through low-lying haze and dust much in the same way night vision goggles permit one to see in the dark.

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

High Capacity Communications.  A modern, widely-dispersed military force requires communication systems for voice, video and data wherever and whenever it is needed. Many military communication systems, whether terrestrial, airborne or satellite, employ microwave technology to meet these requirements. As the data rates in these systems increase, the systems must be able to operate at higher frequencies to take advantage of the bandwidth that is available in those frequencies.

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

Advanced Personnel Screening Portals.  The human body reflects certain high-frequency RF signals. As a result, high-frequency RF signals can be used in advanced personnel screening portals that generate images showing weapons, including plastic explosives or ceramic knives, which are not detectable with conventional metal detection portals. These systems can operate very quickly and safely, permitting a highly efficient and low-cost screening operation.

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

We have observed a trend of increasing use of merchant suppliers in the telecommunication network market. Of the top 15 microwave radio manufacturers that collectively represent over 95% of the microwave radio unit volume worldwide, 13 use merchant suppliers for all or some of their transceiver modules, with the use of merchant suppliers increasing. We believe that outside sourcing using merchant suppliers represents approximately one half of total unit volume. We believe the same dynamic will also occur in the defense electronics and homeland security markets.

We believe there are several key characteristics that telecom OEMs and defense and homeland security systems integrators value in a potential supply partner of high-frequency RF modules:

Low Cost.  Telecom OEMs and defense and homeland security systems integrators are under increasing pricing pressure from their customers so they expect effective cost-reduction programs from their merchant suppliers. These cost-reduction programs require merchant suppliers to make a comprehensive effort at multiple levels, including the integration of multiple functions, efficient manufacturing, effective supply chain management, streamlined life cycle support and use of low-cost sub-contractors, as appropriate.

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

We believe that few merchant suppliers comprehensively address all of these requirements. Many of the merchant suppliers that populate the industry are small and lack the requisite operational strength and technical capability to address these needs. Many merchant suppliers use labor-intensive circuit manufacturing and test methods that limit their ability to produce high-frequency RF modules in high volume and at a low cost. Others have limited in-house RF design expertise and rely on third parties for their circuit designs. Fewer yet provide new technologies to the industry.

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

Depth and Breadth of Technical Expertise.  We have extensive experience in the design and manufacture of high-frequency RF modules for a broad range of products. Our body of intellectual property and a highly-skilled technical team are critical when dealing with the higher frequencies required by emerging applications. Our technical team has broad expertise in device physics, semiconductor device and circuit design, system engineering, test engineering and other critical disciplines. In addition, our large library of proprietary circuit designs enables us to introduce new products rapidly and cost-effectively. We believe the depth and breadth of our technical expertise differentiates us from many of our competitors, enabling us to optimize our products for critical performance factors and to assist our customers in developing an optimal overall design.

Scalable and Flexible Manufacturing.  Our use of third-party contract manufacturing and innovative supply chain management techniques enables us to adjust rapidly, efficiently and flexibly to our customers’ varying quantity and product mix requirements, which are often created by unexpected needs and seasonal variations in demand.

Next-Generation Technology.  We have invested in the development of next-generation circuit and packaging technologies that allow us to provide our customers with high-performance and low-cost solutions. Many of our competitors do not have the capability to produce proprietary circuit designs and therefore are limited to using standard, commercially-available semiconductor devices. We are able to develop new semiconductor devices on a custom basis to optimize the overall product or subsystem design. We have augmented our circuit design capabilities with advancements in circuit packaging that allow further enhancement of the design. This gives us the flexibility to optimize our product designs for our customers and their specific applications.

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

Expand into New Growth Markets.  While our core market historically has been the telecommunication network market, we intend to leverage our high-frequency RF module expertise to expand in new growth markets, such as defense electronics and homeland security systems, to increase revenues and diversify our customer base. In 2006, revenues from defense and homeland security systems integrators accounted for 16% of our total revenues. We believe we are well positioned to take advantage of these markets as high-frequency RF modules become a more integral component of defense electronics and homeland security systems.

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

Outsource to Low-Cost, Contract Manufacturers.  In 2002, we began moving most of our high-volume manufacturing to Hana Microelectronics Co., Ltd., or HANA, in Thailand, a low-cost, offshore contract manufacturer. We consign raw materials to HANA, as well as provide the specialized assembly and test equipment needed to manufacture our products. HANA provides the direct labor to assemble and test our products. Our readily manufacturable designs, which can tolerate a wide range of component performance and assembly process variations, and our automated production test systems enabled this successful transition to offshore contract manufacturing. The portion of our product revenues attributable to products manufactured offshore increased from approximately 8% in 2002 to over 80% in 2006. This transition has significantly improved our product margins and converted many of our fixed costs into variable costs. This conversion of our cost structure enables us to adjust costs flexibly in response to changing customer demand. We intend to continue to use contract manufacturers to enable us to respond flexibly to changing customer demands and the seasonality of our business.

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

Leverage Technical Breadth and Strength

Broaden our Product Portfolio.  We are enlarging the scope of our product offerings by expanding the frequency ranges in which our products are designed to operate and by extending the type of applications we support. This allows us to address a broader range of applications in our customers’ systems and further expands our market opportunities.

Develop New Circuit and Packaging Technologies.  A key component of our value proposition is providing our customers with powerful and cost-effective technologies that offer them a major technical and economic advantage. We have developed and maintain a strong base of high-frequency RF technology supported by an experienced design team, a large library of circuit designs, extensive proprietary know-how and a large portfolio of patents. Our efforts to create and acquire new technology led to four new patents issued during 2006, bringing our total issued United States patents to 42 and our total issued foreign patents to 13. We intend to continue to invest in research and development, maintain a team of talented engineers and scientists, and build on our manufacturing technologies. To that end, we have introduced a proprietary circuit technology known as Multilithic Microsystems, or MLMS, and a proprietary circuit packaging technology called Epsilon, both of which reduce the cost of producing our products and improve technical performance.

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

Circuit Technologies

In high-frequency RF modules, the choice and implementation of the basic circuit technology determine the performance, cost and manufacturability of the product. Currently, most of our products employ one of two alternate technologies, either hybrid microwave integrated circuit, or HMIC, technology or monolithic microwave integrated circuit, or MMIC, technology. In each case, we apply our circuit design capabilities to develop custom circuits that are optimized for cost, performance and manufacturability. All of our products manufactured at HANA employ MMIC technology. We have advanced the design of our HMIC and MMIC circuits significantly and have benefited from those advancements in reduced costs and higher production yields. Multilithic Microsystem technology, or MLMS, is a proprietary next generation circuit technology, that we believe significantly reduces costs and allows improved performance.

The following table compares various characteristics and our assessment of the relative merits of these three distinct circuit technologies:

Circuit Technologies

	HMIC	MMIC	MLMS

Description	Individual devices bonded to a substrate and then interconnected with bond wires	Monolithic semiconductor substrate with patterned devices and interconnections	Individual devices flip chip attached using our patented flip chip assembly technology to a complex substrate

Module Design	Multiple circuits cascaded to form a functional block	Multiple circuits cascaded to form a functional block	Single substrate can form a complete “system on a chip” functional block

Substrate	Ceramic with single top layer metallization	Semiconductor material, typically gallium arsenide	Next generation, multi- layer substrate containing metal, capacitive and resistive layers

Active Devices	Individual RF devices attached to substrate	Devices patterned into various areas of the substrate; active device area is a small fraction of total substrate area	Individual RF devices especially designed for flip chip assembly

Application	Used for rapid prototyping and low volume production	Used for high volume automated or third-party assembly	Used for high volume automated or third-party assembly

Number of Bond Wires (which require manual tuning)	High — Often hundreds per module	Moderate — Often tens per module	Low — Often fewer than 10 per module

Performance	Variable — Units must be hand-tuned to required specifications and performance may be variable	Good — MMIC circuit designed for consistent performance, limited by substrate characteristics	Excellent — Very consistent performance due to lack of bond wires and improved substrate material

Design Difficulty	Moderate — The most flexible circuit technology for customizing RF performance; can be designed very quickly by us because of our large library of HMIC core elements	Difficult — Complete circuit and all interactions must be concurrently analyzed; complicated by sub- optimal substrate properties of semiconductor materials for interconnection and filter elements; single-substrate process must be used for all devices	Moderate — Multi-layer properties of substrate facilitate ease of design; layers optimized for their function

Relative Cost	High — Material costs are modest, but high assembly, test and rework labor costs	High — Material cost of large semiconductors is expensive	Moderate — Device and substrate costs are lower than MMICs; assembly process automated for lower labor costs than HMICs

Status	In production	In production	In early stages of commercial production

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

The following table compares current RF packaging technology with our new Epsilon packaging technology and our assessment of the relative merits of these two distinct circuit packaging technologies:

Circuit Packaging Technologies

	Planar	Epsilon

Description	Circuit substrates mounted to metal carrier and then enclosed with metal cover; entire assembly mounted to conventional printed wiring board	Circuit substrates mounted directly to composite printed wiring board using ’chip on board’ approach and then enclosed with non-metallized plastic cover

Size and Weight	Metallic parts add significant thickness and weight	Significantly thinner and lighter than planar packages

Performance	Good — Good performance with adequate RF gasket sealr with interfaces to printed wiring board	Excellent — RF cavity sealed better than planar packages

Design Difficulty	Moderate — Requires separate design effort for carrier and cove	Low — Fewer elements to design and fewer mechanical interfaces to manage than planar packages

Manufacturability	Eight major assembly steps	Four major assembly steps

Relative Cost	Moderate — Material costs are significant	Low — Metal carrier eliminated and plastic cover is more cost-effective

Status	In production	In early stages of commercial production

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

Customers

We sell our products primarily to telecom OEMs and defense and homeland security systems integrators. Our key customers, which accounted for approximately 90% of our total revenues in 2006, and the markets they served, were:

Telecommunication Network	Defense Electronics and Homeland Security

Allgon Microwave AB	The Boeing Company
Nera ASA	L-3 SafeView, Inc.
Nokia	Lockheed Martin Corporation
Siemens AG	Northrop Grumman Corporation
Stratex Networks, Inc.	Raytheon Company

Revenues from all of our telecom OEM customers comprised approximately 84% of our total revenues in 2006. While we intend to increase our revenues in the defense electronics and homeland security markets, we expect that the majority of our revenues will be attributable to a limited number of telecom OEMs for the foreseeable future. In 2006, revenues from Nera, Nokia and Siemens accounted for 14%, 42% and 23% of our total revenues, respectively.

The telecommunications industry has undergone significant consolidation in the past few years and we expect that consolidation to continue. The acquisition of one of our major customers in this market, or one of the communications service providers supplied by one of our major customers, could result in delays or cancellations of orders of our products and, accordingly, delays or reductions in our anticipated revenues and reduced profitability or increased net losses. In particular, Nokia and Siemens have announced plans to merge their telecommunication network businesses and the ongoing impact, if any, of this merger on our ongoing relationship with the combined company is uncertain.

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

Competition

Among merchant suppliers in the telecommunication network market, we primarily compete with Compel srl, Filtronic plc, Microelectronics Technology Inc., Remec Broadband Wireless, Inc. and Teledyne Technologies Incorporated. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their own high-frequency RF transceiver modules, rather than use merchant suppliers like us. We believe that approximately one half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and related sales. Conversely, if they should decide to outsource their requirements, this may significantly expand the market available to us. In the defense electronics and homeland security markets, we primarily compete with Aeroflex Incorporated, AML Communications Inc., Chelton, Ltd., CTT Inc., Herley Industries, Inc., KMIC Technology, Inc., M/A-Com Inc., Miteq Inc. and Teledyne Technologies Incorporated.

We believe that the principal competitive factors in our industry are:

•	Product pricing and the ability to offer low-cost solutions;

•	Technical leadership and product performance;

•	Product breadth;

•	Time-to-market in the design and manufacturing of products; and

•	Logistical flexibility, manufacturing capability and scalable capacity.

Research and Development

Our research efforts focus on developing new proprietary circuit and packaging technologies, such as MLMS and Epsilon, and integrating our technology into new semiconductor materials, such as indium gallium phosphide and silicon germanium. Our product development activities focus on designing products to meet specific customer and market needs and introducing these products to manufacturing. Our technical approach emphasizes the following capabilities:

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

Our research and development and related engineering expenses were $5.0 million, $6.5 million and $8.9 million in 2004, 2005 and 2006, respectively. The increase in 2006 spending as compared to 2005 was due primarily to an increase of $1.1 million in project-related expenses and an increase of $1.1 million in personnel-related expenses and stock-based compensation, as we increased our investment in development projects in both our telecommunication and defense electronics and homeland security related businesses. The increase in 2005 spending as compared to 2004 was attributable to the increase in personnel-related expenses of $815,000 primarily related to increases in our engineering personnel and a full year of JCA personnel-related expenses and increased project-related expenses of $307,000 to support higher development fee revenues.

Patents and Intellectual Property Rights

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of December 31, 2006, we had 42 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, MLMS technology and system designs. Our issued United States patents expire between 2007 and 2024. We do not anticipate the impact of the expiration of patents over the near term to have a significant impact on our research and development or operations. We also license technology from other companies, including Northrop Grumman Corporation. There are no limitations on our rights to make, use or sell products we may develop in the future using the technology licensed to us by Northrop Grumman Corporation.

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

Operations

We currently have our products manufactured in two locations. Domestically, we operate a plant in Diamond Springs, California for those products that are being produced in low volumes or for defense electronics applications. Products made for defense electronics applications generally must be manufactured within the United States due to government regulations. Most of our products are manufactured in Thailand by HANA, a contract manufacturer. Under our manufacturing contract, HANA supplies the physical plant, direct labor, basic assembly equipment and warehousing functions. We supplement those activities with our own full-time, in-country staff consisting of 15 people who provide production planning, process engineering, test engineering, product support, design engineering and quality assurance support. We own certain assets held securely in HANA’s factory, including specialized test and assembly equipment and various raw material and product inventories. Our arrangement with HANA allows us to reduce our labor and facility expenses while maintaining tight control of process and quality. To reduce our costs further, we have identified lower cost Asian sources for various raw materials, especially basic metal and circuit board components. Our manufacturing agreement with HANA currently expires in October 2008, but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.

We design custom semiconductor devices. However, we do not own or operate a semiconductor foundry and rely on a limited number of third parties to produce these components. Our use of various third-party semiconductor foundries gives us the flexibility to use the process technology that is best suited for each application and eliminates the need for us to invest in and maintain our own semiconductor facilities. Our primary semiconductor foundry is Velocium, a business unit of Northrop Grumman Space Mission & Systems Corp. and a wholly-owned subsidiary of Northrop Grumman Corporation. In this report, we refer to the Northrop Grumman Space & Mission Systems Corp. foundry by its trade name, Velocium. Velocium produced approximately 50%, in economic value terms, of our semiconductors in 2006. We also use other suppliers for some of our products. The loss of our relationship with or our access to any of the semiconductor foundries we currently use, particularly Velocium, and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers. Our current supply agreement with Velocium expires in September 2008. Should the services of a given foundry become unavailable to us, we estimate that it may take up to six months to shift production to a new foundry.

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

We maintain raw materials and work-in-process inventory at both our Diamond Springs plant and in Thailand at HANA’s plant. We also maintain finished goods inventory on consignment at or near the manufacturing plants of certain key telecommunication customers. In order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. As a result of these challenges, we have significantly increased our raw materials inventory and added more finished products to our key customers’ consignment stocks so that they will be better-positioned to meet their own customers’ demand. These increases in raw materials and finished goods have significantly increased our working capital needs and may further increase our capital needs in the future.

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

Our backlog at February 16, 2007 for shipments expected to occur through December 31, 2007 was approximately $52.0 million. By comparison, our backlog as of March 1, 2006 for shipments then expected to occur by December 31, 2006 was $56.6 million.

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

Prior to shipment of these products, we must apply for various approvals and licenses. This application process can be lengthy and approval is not assured. If we do not receive approval or the approval is delayed, it can halt or delay our shipments. Further, our products for defense electronics applications generally must be manufactured within the United States due to government regulations.

Seasonality

In the past, our operating results have reflected lower revenues in the first and third calendar quarters due to seasonality in the telecommunication network market. Revenues attributable to telecom OEMs typically have contracted in the first quarter due to delays in purchasing resulting from wireless carriers’ budgeting processes. The third quarter generally has been slow in our telecommunication network market as many of our European telecom OEM customers shut down their factories for a portion of the summer months. The fourth quarter historically has been our strongest quarter as the wireless carriers expend their remaining capital budgets for the year. However, we did not experience this seasonality in 2005 or 2006, and we cannot be certain what seasonal factors, if any, will impact our revenues in the future or the extent of such potential fluctuations.

Employees

As of December 31, 2006, we had 151 full-time employees, including 77 in manufacturing, 39 in product and process engineering, 16 in sales and marketing and 19 in general and administrative. Our employees are not subject to any collective bargaining agreement with us and we believe that our relations with our employees are good.

Available Information

Our principal executive offices are located at 130 Baytech Drive, San Jose, CA 95134, our main telephone number is (408) 522-3100. Our Internet address is www.endwave.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

We have had a history of losses. We had a net loss of $1.3 million in 2006. We also had net losses of $4.4 million and $874,000 for the years ended December 31, 2004 and 2005, respectively. There is no guarantee that we will achieve or maintain profitability in the future.

We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nera, Nokia or Siemens, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.

We depend, and expect to continue to depend, on a relatively small number of telecom OEMs for a large portion of our revenues. The loss of any of our major customers, particularly Nera, Nokia or Siemens, or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. In 2004, 2005 and 2006, revenues from Nokia accounted for 55%, 47% and 42% of our total revenues, respectively. Revenues from Siemens accounted for 16% and 23% of our total revenues for 2005 and 2006, respectively. Revenues from Nera ASA accounted for 10%, 10% and 14% of our total revenues for 2004, 2005 and 2006, respectively. We had no other customers individually representing more than 10% of our total revenues for 2004, 2005 or 2006.

Nokia and Siemens have announced plans to merge their telecommunication network businesses and the ongoing impact, if any, of this merger on our ongoing relationship with the combined company is uncertain. During the fourth quarter of 2006, we experienced a decrease in revenues from Nokia as they decreased their inventory of our products in anticipation of the closing of the merger. The closing of the merger has been delayed and we may experience revenue fluctuations as a result of this merger in 2007.

We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.

We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 84% of our total revenues in 2006 and 80% of our total revenues in 2005.

The telecommunications industry suffered a significant worldwide downturn beginning in 2000. In connection with this downturn, there were worldwide reductions in telecommunication network projects that resulted in the loss of some of our key customers and reduced revenues from our remaining customers. We also were forced to undertake significant cost reduction measures as a result. The telecommunications industry has begun to grow again, but at a more measured rate than in the 1990s. Our revenues are dependent, in part, on growth of wireless telephony particularly in developing countries, increasing data-intensive cellular traffic, deployment of third-generation, or “3G,” networks and the introduction of other high capacity data-only telecommunication networks. If similar downturns reoccur, or if the telecommunications industry fails to grow as we anticipate, our revenues may remain flat or decrease. Significantly lower revenues would likely force us to make provisions for excess inventory and abandoned or obsolete equipment and reduce our operating expenses. To reduce our operating expenses, we could be required to reduce the size of our workforce and consolidate facilities. We cannot guarantee that we would be able to reduce operating expenses to a level commensurate with the lower revenues resulting from such an industry downturn.

The telecommunications industry has undergone significant consolidation in the past few years and we expect that consolidation to continue. The acquisition of one of our major customers in this market, or one of the communications service providers supplied by one of our major customers, could result in delays or cancellations of orders of our products and, accordingly, delays or reductions in our anticipated revenues and reduced profitability or increased net losses. In particular, Nokia and Siemens have announced plans to merge their telecommunication network businesses and the ongoing impact, if any, of this merger on our ongoing relationship with the combined company is uncertain.

Our future success depends in part on our ability to further penetrate into new markets, such as defense electronics and homeland security, and we may be unable to do so.

Historically, a large majority of our revenues have been attributable to sales of our RF modules to telecom OEMs such as Nokia. Part of our growth strategy is to design and sell high-frequency RF modules for and to OEMs and systems integrators in new markets, particularly defense electronics and homeland security. To date, only a modest percentage of our revenues have been attributable to sales of RF modules to defense systems integrators. We have only recently begun to design and sell products for the recently emerging homeland security market. The potential size of this market is unclear and we cannot predict how the market will evolve. If increased demand for high-frequency RF modules in the defense electronics and homeland security markets does not materialize, or if we fail to secure new design wins in these markets or if we are unable to design readily manufacturable products for these new markets, our growth and revenues could be adversely impacted, thereby decreasing our profitability or increasing our net losses.

Our operating results may be adversely affected by substantial quarterly and annual fluctuations and market downturns.

Our revenues, earnings and other operating results have fluctuated in the past and our revenues, earnings and other operating results may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others, overall growth in the telecommunications market, U.S. export law changes, changes in customer order patterns, availability of components from our suppliers, the gain or loss of a significant customer, changes in our product mix, and market acceptance of our products and our customers’ products. These factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly or annual operating results.

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

In addition, we currently purchase a number of components, some from single source suppliers, including, but not limited to:

•	semiconductor devices;

•	application-specific monolithic microwave integrated circuits;

•	voltage-controlled oscillators;

•	voltage regulators;

•	surface mount components compliant with the EU’s Restriction of Hazardous Substances, or RoHS, Directive;

•	high-frequency circuit boards;

•	custom connectors;

•	electromagnetic housings;

•	yttrium iron garnet components; and

•	magnetic components.

Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and lower our margins. In the past, we suffered from shortages of and quality issues with various components, including voltage-controlled oscillators, voltage regulators, metal enclosures and certain high-frequency circuit boards. These shortages and quality issues adversely impacted our product revenues and could reappear in the future. Our single source suppliers could enter into exclusive agreements with or be acquired by one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business. Even to the extent alternative suppliers are available to us and their components are qualified with our customers on a timely basis, identifying them and entering into arrangements with them may be difficult and time consuming, and they may not meet our quality standards. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms.

Our cash requirements will be impacted by our need to increase inventories.

As part of our expansion in the telecommunications market and our increased emphasis on the defense electronics and homeland security markets, we have significantly increased the number of our products during recent fiscal years. The products we manufacture require hundreds to thousands of components obtained from a wide variety of suppliers and we have faced component shortages and quality issues from our suppliers from time to time. In addition, in order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. As a result of these challenges, we have significantly increased our raw materials inventory and added more finished products to our key customers’ consignment stocks so that they will be better-positioned to meet their own customers’ demand. These increases in raw materials and finished goods have significantly increased our working capital needs and may further increase our capital needs in the future.

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

We outsource the assembly and testing of most of our telecommunication related products to a Thailand facility of HANA Microelectronics Co., Ltd., or HANA, a contract manufacturer. We plan to continue this arrangement as a key element of our operating strategy. If HANA does not provide us with high quality products and services in a timely manner, terminates its relationship with us, or is unable to produce our products due to financial difficulties or political instability we may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of our products could be delayed or lost and our reputation could be harmed. Our latest manufacturing agreement with HANA expires in October 2008, but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.

We rely on Velocium and other third-party semiconductor foundries to manufacture the semiconductors contained in our products. The loss of our relationship with any of these foundries, particularly Velocium, without adequate notice would adversely impact our ability to fill customer orders and could damage our customer relationships.

We design semiconductor devices. However, we do not own or operate a semiconductor fabrication facility, or foundry, and rely on a limited number of third parties to produce these components. Our largest semiconductor foundry supplier is Velocium, a business unit of Northrop Grumman Space & Mission Systems Corp. Velocium produced approximately 50% of our semiconductors, measured in economic value terms, in 2006, with the balance provided by other suppliers. If Velocium is unable to deliver semiconductors to us in a timely fashion, the resulting delay could severely impact our ability to fulfill customer orders and could damage our relationships with our customers. In addition, the loss of our relationship with or our access to any of the semiconductor foundries we currently use, particularly Velocium, and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.

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

Over the past year, we have reduced many of our prices by 10% to 15% in order to remain competitive and we expect market conditions will cause us to reduce our prices in the future. In order to reduce our per-unit cost of product revenues, we must continue to design and re-design products to require lower cost materials, improve our manufacturing efficiencies and successfully move production to low-cost, offshore locations. The combined effects of these actions may be insufficient to achieve the cost reductions needed to maintain or increase our gross margins or achieve profitability.

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

Our products are highly technical and the sales cycle can be long. Our sales efforts involve a collaborative and iterative process with our customers to determine their specific requirements either in order to design an appropriate solution or to transfer the product efficiently to our offshore contract manufacturer. Depending on the product and market, the sales cycle can take anywhere from 2 to 24 months, and we incur significant expenses as part of this process without any assurance of resulting revenues. We generate revenues only if our product is selected for incorporation into a customer’s system and that system is accepted in the marketplace. If our product is not selected, or the customer’s development program is discontinued, we generally will not have an opportunity to sell our product to that customer until that customer develops a new generation of its system. There is no guarantee that our product will be selected for that new generation of its ‘parent’ system. In the past, we have had difficulty meeting some of our major customers’ stated volume and cost requirements. The length of our product development and sales cycle makes us particularly vulnerable to the loss of a significant customer or a significant reduction in orders by a customer because we may be unable to quickly replace the lost or reduced sales.

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

Though we do have long-term commitments from many of our customers, they are not for fixed quantities of product. As a result, we must estimate customer demand, and errors in our estimates could have negative effects on our inventory levels, revenues and results of operations.

We have been required historically to place firm orders for products and manufacturing equipment with our suppliers up to six months prior to the anticipated delivery date and, on occasion, prior to receiving an order for the product, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect, if at all. As a result, we would have excess inventory and overhead expense, which would harm our financial results. On occasion, we have experienced adverse financial results due to excess inventory and excess manufacturing capacity. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity were available, we would lose revenue opportunities, market share and damage our customer relationships. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and were unable to benefit from this increased demand. There is no guarantee that we will be able to adequately respond to unexpected increases in customer purchase orders in the future, in which case we may lose the revenues associated with those additional purchase orders and our customer relationships and reputation may suffer.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of December 31, 2006, we had 42 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, MLMS technology and system designs. Our issued United States patents expire between 2007 and 2024. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a patent by patent basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.

To protect our intellectual property, we enter into confidentiality and assignment of rights to inventions agreements with our employees, and confidentiality and non-disclosure agreements with third parties, and generally control access to and distribution of our documentation and other proprietary information. These measures may not be adequate in all cases to safeguard the proprietary technology underlying our products. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in other countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States. We occasionally agree to incorporate a customer’s or supplier’s intellectual property into our designs, in which case we have obligations with respect to the non-use and non-disclosure of that intellectual property. We also license technology from other companies, including Northrop Grumman Corporation. There are no limitations on our rights to make, use or sell products we may develop in the future using the chip technology licensed to us by Northrop Grumman Corporation. Steps taken by us to prevent misappropriation or infringement of our intellectual property or the intellectual property of our customers may not be successful. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Litigation of this type could result in substantial costs and diversion of our resources.

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

Among merchant suppliers in the telecommunication network market, we primarily compete with Compel Electronics Inc., Filtronic plc, Linkra Srl, Microelectronics Technology Inc., Remec Broadband Wireless, Inc., Teledyne Technologies Incorporated and Thales Group SA. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their high-frequency RF transceiver modules, rather than use merchant suppliers like us. We believe that over one half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and the potential related sales. Further, if a telecom OEM were to sell its captive operation to a competitor, we would lose the opportunity to acquire those potential sales. In the defense electronics and homeland security markets, we primarily compete with Aeroflex Incorporated, AML Communications Inc., Chelton, Ltd., Ciao Wireless, CTT Inc., Herley Industries, Inc., KMIC Technology, Inc., M/A-Com, Miteq, Inc. and Teledyne Technologies Incorporated.

Many of our current and potential competitors are substantially larger than us and have greater financial, technical, manufacturing and marketing resources. In addition, we have only recently begun to design and sell products for homeland security applications as the market for homeland security is only now emerging. If we are unable to compete successfully, our future operations and financial results will be harmed.

Our failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, excess inventory, sales limitations and criminal and civil liabilities.

Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the electronics industry as companies are moving towards becoming compliant with the Restriction of Hazardous Substances Directive, or RoHS Directive. The RoHS Directive is European Union legislation that restricts the use of a number of substances, including lead, after July 2006. We believe that our products impacted by these regulations are compliant with the RoHS Directive and that materials will continue to be available to meet these new regulations. However, it is possible that unanticipated supply shortages or delays or excess non-compliant inventory may occur as a result of these new regulations. Failure to comply with any applicable environmental regulations could result in a range of consequences, including loss of sales, fines, suspension of production, excess inventory and criminal and civil liabilities.

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

Risks Relating to Ownership of Our Stock

The assets of Wood River Capital Management, LLC and certain of its affiliates, the holders of shares of common stock representing approximately 27% of our outstanding capital stock as of December 31, 2006, have been placed into receivership by the Securities and Exchange Commission, and the receiver may dispose of such shares of our common stock. Such disposition may adversely affect the trading price of our common stock.

Based on filings made with the Securities and Exchange Commission, as of December 31, 2006, Wood River Capital Management, LLC and certain of its affiliates, which we refer to collectively as Wood River, owned approximately 27% of our outstanding capital stock (all outstanding stock measured on an as-converted to common stock basis). On October 13, 2005, the Securities and Exchange Commission filed an emergency action against Wood River and, concurrently with the filing of the action, an order was entered placing all assets of Wood River, including the Endwave shares owned by Wood River, into receivership. As a result, the receiver is also deemed to have beneficial ownership of such shares. The receiver will be required to liquidate the assets of Wood River or distribute such assets to the investors in the Wood River funds. We currently do not know what the timing and manner of any liquidation or distribution of Endwave shares is likely to be, nor do we control any such liquidation or distribution. Such disposition of Endwave shares may have the effect of reducing the trading price of our common stock.

The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.

The price of our common stock has fluctuated widely since our initial public offering in October 2000. In 2006, the lowest daily sales price for our common stock was $8.98 and the highest daily sales price for our common stock was $17.15. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:

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

We have two shareholders that own a large percentage of our outstanding capital stock and, as a result of their significant ownership, are able to significantly affect the outcome of matters requiring stockholder approval.

Wood River owns approximately 4.1 million shares of our outstanding common stock. In addition, Oak Investment Partners XI, Limited Partnership, which we refer to as Oak, owns 300,000 shares of our Series B preferred stock that are convertible into 3,000,000 shares of our common stock and a warrant to purchase 90,000 shares of our Series B preferred stock that upon issuance will be convertible into 900,000 shares of our common stock. Assuming the exercise in full of the warrant issued to Oak and the conversion of Oak’s preferred shares into common stock, as of December 31, 2006, Oak owned approximately 25% of our outstanding capital stock and Wood River owned approximately 27% of our outstanding capital stock.

Because most matters requiring approval of our stockholders require the approval of the holders of a majority of the shares of our outstanding capital stock present in person or by proxy at the annual meeting, the significant ownership interest of Oak and Wood River allows Oak and Wood River, and the receiver of the Wood River assets, to affect significantly the election of our directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without their support, even if the transaction is favorable to our stockholders as a whole.

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

Our principal executive offices are located in San Jose, California, where we lease approximately 33,000 square feet, which encompasses our corporate headquarters and research and development facilities. This lease expires in August 2011. We lease approximately 6,000 square feet in Andover, Massachusetts for our Northeast operations under a lease expiring in November 2008. We lease approximately 21,000 square feet in Diamond Springs, California for our manufacturing facilities under a lease that expires in June 2009. In Chiang Mai, Thailand, near the facilities of our contract manufacturer, HANA Microelectronics Co., Ltd., we lease a small office for manufacturing support under a lease expiring in March 2007 that we are currently in negotiations to extend. We believe that our existing facilities are adequate to meet our current and near term future needs.

Item 3.	Legal Proceedings

We are not currently party to any material litigation.

Although we are not a party to the litigation now pending in the Southern District of New York entitled “Securities and Exchange Commission v. Wood River Capital Management, LLC et al.” filed as Civil Action 05-CV-8713, we have filed a proof of claim with the Court reserving our rights to pursue claims against the defendants in such action, including possible claims for disgorgement of profits pursuant to Section 16 of the Exchange Act. Because Wood River has not yet publicly disclosed its trading history in our common stock, there are many other claims outstanding against the Wood River funds and it remains to be determined whether our claims would be subordinated by the court to those of other claimants, we are unable to determine at this time what the recoverable damages for our claims may be. To the extent we have any valid claims against Wood River, we intend to pursue them vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information Relating to our Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “ENWV.” The following table sets forth the high and low daily sales prices per share of our common stock, as reported by the NASDAQ Global Market.

	High	Low

Fiscal Year Ended December 31, 2005
First Quarter	$25.83	$16.63
Second Quarter	$49.75	$23.66
Third Quarter	$55.41	$12.30
Fourth Quarter	$15.34	$9.46
Fiscal Year Ended December 31, 2006
First Quarter	$15.50	$8.98
Second Quarter	$17.15	$10.11
Third Quarter	$13.90	$11.36
Fourth Quarter	$13.75	$10.38

The last reported sale price of our common stock on the NASDAQ Global Market on February 16, 2007 was $12.96 per share. As of February 16, 2007, there were approximately 108 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common or preferred stock. Because we currently intend to retain any future earnings to fund the development and growth of our business, we do not anticipate paying any cash dividends in the near future.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of the end of December 31, 2006.

Number of Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights(a)	Rights(b)	Column (a))(c)(1)

Equity compensation plans approved by security holders	1,732,669	$13.59	1,559,203	(2)
Equity compensation plans not approved by security holders	0	0	0

Total	1,732,669	$13.59	1,559,203

(1)	Each year on October 17, starting in 2001 and continuing through 2006, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Employee Stock Purchase Plan was automatically increased by the lesser of 350,000 shares or 1.5% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by the Board of Directors.

(2)	Includes 352,871 shares issuable under the 2000 Employee Stock Purchase Plan.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2001 in (i) our common stock, (ii) the NASDAQ Stock Market Index (U.S. Companies) and (ii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Endwave -NASNM, The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

	12/01	12/02	12/03	12/04	12/05	12/06
Endwave -NASNM	100.00	20.94	161.40	382.68	258.33	237.50
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
NASDAQ Telecommunications	100.00	61.62	110.79	106.16	100.63	127.11

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2006, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006 and 2005 are derived from the audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in any future periods.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$62,226	$48,735	$33,162	$33,847	$22,572
Cost of product revenues	44,220	33,586	22,576	24,830	29,777
Other operating expenses	21,901	16,799	16,115	17,568	27,995
Loss from operations	(3,895)	(1,650)	(5,529)	(8,551)	(35,200)
Net loss	$(1,344)	$(874)	$(4,404)	$(7,910)	$(31,002)
Basic and diluted net loss per share	$(0.12)	$(0.08)	$(0.45)	$(0.87)	$(3.47)

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$67,587	$22,415	$25,137	$29,298	$29,025
Total assets	100,653	53,149	50,094	53,074	60,049
Long-term obligations, less current portion	231	385	559	363	1,075
Total stockholders’ equity	89,398	43,083	39,064	41,043	47,506

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

From 2005 to 2006, we experienced growth of 34% in our telecommunications-related revenues. We benefited both from increased demand experienced by our customers and by capturing a greater share of our customers’

overall high-frequency RF transceiver business. Telecom OEMs that purchased our products accounted for 84% of our total revenues during 2006.

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

During 2006, our two largest customers, Nokia and Siemens announced plans to merge their telecommunications network businesses. The ongoing impact, if any, of this merger on our ongoing relationship with the combined company is uncertain. During the fourth quarter of 2006, we experienced a decrease in revenues from Nokia as they decreased their inventory of our products in anticipation of the closing of the merger. The closing of the merger has been delayed and we may continue to experience revenue fluctuations in 2007 as a result.

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

From 2005 to 2006, we experienced growth of 4% in our defense and homeland security-related revenues. Such revenues, accounted for approximately 16% of our total revenues in 2006.

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

Growth through acquisitions.  We continue to seek growth through strategic acquisitions. Since our initial public offering in October 2000, we have acquired and integrated five businesses or product lines. As a result of these transactions, we have increased our revenues and market share, broadened our product portfolio, diversified our customer base, gained expertise outside our core telecommunication network market and added key members to our staff.

In support of this growth strategy, on April 24, 2006 we entered into a Preferred Stock and Warrant Purchase Agreement with Oak Investment Partners XI, Limited Partnership, which we refer to as Oak. Pursuant to this agreement, Oak purchased 300,000 shares of our Series B preferred stock for $150 per share and a warrant to purchase up to an additional 90,000 shares of our Series B preferred stock with an exercise price of $150 per share. From this private placement, we received gross proceeds of $45.0 million and net proceeds of $43.1 million after the payment of legal fees and other expenses including commissions to Needham & Co., the Company’s sole placement agent and financial advisor for the private placement. Each share of Series B preferred stock is convertible into 10 shares of our common stock. The Series B preferred stock and the warrant were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. We intend to use the net proceeds of this financing to continue to expand our business in the telecommunications and defense and homeland security markets, particularly through strategic acquisitions.

Seasonality

In the past, our operating results have reflected lower revenues in the first and third calendar quarters due to seasonality in the telecommunication network market. Revenues attributable to telecom OEMs typically have contracted in the first quarter due to delays in purchasing resulting from wireless carriers’ budgeting processes. The third quarter generally has been slow in our telecommunication network market as many of our European telecom OEM customers shut down their factories for a portion of the summer months. The fourth quarter historically has been our strongest quarter as the wireless carriers expend their remaining capital budgets for the year. However, we did not experience this seasonality in 2005 or 2006, and we cannot be certain what seasonal factors, if any, will impact our revenues in the future or the extent of such potential fluctuations.

Critical Accounting Policies

General

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, warranty obligations, inventories, stock-based compensation, income taxes, asset impairments and other commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. We discuss these policies further, as well as the estimates and judgments involved, below.

Revenue Recognition

Our primary customers are telecom OEMs and defense and homeland security systems integrators that incorporate our products into their systems. We recognize product revenues at the time title passes, which is generally upon product shipment or when withdrawn from a consignment location, and persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenues. Revenues attributable to development fees accounted for 2.5% of our total revenues in 2004, 3.3% of our total revenues in 2005 and 2.0% of our total revenues in 2006. The costs incurred under these development agreements are included in research and development expenses.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. Our reserves, which were $296,000 at December 31, 2005 and $131,000 at December 31, 2006, historically have been adequate to cover our actual credit losses. If actual credit losses were to be significantly greater than the reserves we have established, our selling, general and administrative expenses would increase.

Warranty Reserves

We generally offer a one-year to two-year warranty on all of our products. We record a liability based on estimates of the costs that may be incurred under our warranty obligations and charge to cost of product revenues the amount of such costs at the time revenues are recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. At December 31, 2005 and 2006 our warranty reserves were $3.3 million and $2.9 million, respectively. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004) “Share-Based Payment”, or SFAS No. 123(R). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of our stock compensation is accounted for as an equity instrument. We previously applied Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123.

Upon adoption of SFAS No. 123(R), we have elected the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in capital pool, or APIC Pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

Consistent with prior years, we use the “with and without” approach as described in Emerging Issues Task Force Topic No. D-32 in determining the order in which our tax attributes are utilized. The “with and without” approach results in the recognition of the windfall stock option tax benefits after all other tax attributes of ours have been considered in the annual tax accrual computation. SFAS No. 123(R) prohibits the recognition of a deferred tax asset for an excess tax benefit that has not yet been realized. As a result, we will only recognize a benefit from stock-based compensation in paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on items such as the alternative minimum tax, the research tax credit or the domestic manufacturing deduction through the consolidated statements of operations rather than through paid-in capital.

We estimate the fair value of stock options and shares under our stock purchase plan using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant and the shares under our stock purchase plan are estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with assumptions concerning expected dividend yield, stock price volatility, risk free interest rate and expected life of the award.

The guidance in SFAS No. 123(R) is relatively new and its application may be subject to further interpretation and guidance. There are significant variations among allowable valuation models, and there is a possibility that we may refine the inputs and assumptions under our current valuation model in the future resulting in a lack of consistency in future periods. Our current or future valuation model and the inputs and assumptions we make may also lack comparability to other companies that use different models, inputs, or assumptions, and the resulting differences in comparability could be material.

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

Business Combinations

In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” the purchase price of an acquired company is allocated between the intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The valuation of our intangible assets is based on an income approach methodology that values the intangible assets based on the future cash flows that could potentially be generated by the asset over its estimated remaining life discounted to its present value utilizing an appropriate weighted average cost of capital.

At December 31, 2006, the carrying value of goodwill was $1.6 million and the carrying value of identifiable intangible assets was $2.6 million. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we assess goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. To the extent the carrying amount exceeds its fair value, an impairment charge to income is recorded. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. We completed our annual goodwill impairment test as of September 30, 2006 and determined that no adjustment to the carrying value of goodwill was required. We have determined that no events have occurred from that date through December 31,
2006 that would require an updated analysis. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of potential impairment exist. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated in dollars and as a percentage of total revenues.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Revenues:
Product revenues	$60,956	$47,119	$32,330
Development fees	1,270	1,616	832

Total revenues	62,226	48,735	33,162

Costs and expenses:
Cost of product revenues	43,771	33,134	22,389
Cost of product revenues, amortization of intangible assets	449	452	187
Research and development	8,856	6,488	4,957
Selling, general and administrative	12,689	9,327	7,527
Transaction costs	200	851	—
In-process research and development	—	—	320
Amortization of intangible assets	156	179	182
Restructuring charges, net	—	(46)	2,895
Impairment of long-lived assets	—	—	389
Recovery on building sublease	—	—	(359)
Amortization of deferred stock compensation	—	—	204

Total costs and expenses	66,121	50,385	38,691

Loss from operations	(3,895)	(1,650)	(5,529)
Interest and other income, net	2,648	776	1,125

Loss before provision for income taxes	(1,247)	(874)	(4,404)
Provision for income taxes	97	—	—

Net loss	$(1,344)	$(874)	$(4,404)

	Year Ended December 31,
	2006	2005	2004
	(As a percentage of total revenues)

Revenues:
Product revenues	98.0%	96.7%	97.5%
Development fees	2.0	3.3	2.5

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product revenues	70.3	68.0	67.5
Cost of product revenues, amortization of intangible assets	0.7	0.9	0.6
Research and development	14.2	13.3	14.9
Selling, general and administrative	20.4	19.1	22.7
Transaction costs	0.3	1.7	—
In-process research and development	—	—	1.0
Amortization of intangible assets	0.3	0.5	0.5
Restructuring charges, net	—	(0.1)	8.7
Impairment of long-lived assets	—	—	1.2
Recovery on building sublease	—	—	(1.1)
Amortization of deferred stock compensation	—	—	0.7

Total costs and expenses	106.3	103.4	116.7

Loss from operations	(6.3)	(3.4)	(16.7)
Interest and other income, net	4.3	1.6	3.4

Loss before provision for income taxes	(2.0)	(1.8)	(13.3)
Provision for income taxes	0.2	—	—

Net loss	(2.2)%	(1.8)%	(13.3)%

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

Total revenues

	Year Ended
	December 31,
	2006	2005	% Change
	(In thousands)

Total revenues	$62,226	$48,735	27.7%
Product revenues	$60,956	$47,119	29.4%
Development fees	$1,270	$1,616	(21.4)%

Total revenues consist of product revenues and development fees. Product revenues are primarily attributable to sales of our RF modules. Development fees are attributable to the development of product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. We expect to enter into more development contracts in the future as we seek to further penetrate the defense electronics market, where development contracts are customary, but we do not expect development fees to represent a significant percentage of our total revenues for the foreseeable future.

Product revenues increased 29% from 2005 to 2006 as a result of increased demand primarily from our telecommunications customers. During 2006 revenues from our telecom OEM customers comprised 84% of our total revenues, compared with 80% in 2005. Revenues from our defense and homeland security and other customers were 16% of our total revenues, compared with 20% in 2005. Telecommunications-related revenues increased 34% from 2005 as a result of increased demand experienced by our customers and by capturing a greater share of some customers’ overall transceiver business. During 2006, we increased revenues attributable to our three largest telecommunication customers, as we benefited from the increased demand they experienced and by increasing our penetration within these companies. Our defense and homeland security and other revenues increased 4% from 2005 as we continued establishing our presence in this market.

The decrease in development fees from 2005 to 2006 was attributable to decreased development of custom-designed products for new and existing customers for both our telecommunications customers and our defense and homeland security customers during the year.

During 2006, our two largest customers, Nokia and Siemens announced plans to merge their telecommunications network businesses. The ongoing impact, if any, of this merger on our ongoing relationship with the combined company is uncertain. During the fourth quarter of 2006, we experienced a decrease in revenues from Nokia as they decreased their inventory of our product in anticipation of the closing of the merger. The closing of the merger has been delayed and we may continue to experience revenue fluctuations in 2007 as a result.

Cost of product revenues

	Year Ended December 31,
	2006	2005	% Change
	(In thousands)

Cost of product revenues	$43,771	$33,134	32.1%
Percentage of revenues	70.3%	68.0%

Cost of product revenues consists primarily of: costs of direct materials and labor utilized to assemble and test our products; equipment depreciation; costs associated with procurement, production control, quality assurance and manufacturing engineering; costs associated with maintaining our manufacturing facilities; fees paid to our offshore manufacturing partner; reserves for potential excess or obsolete material; costs related to stock-based compensation; and accrued costs associated with potential warranty returns offset by the benefit of usage of materials that were previously written off.

During 2006, the cost of product revenues as a percentage of revenues increased due primarily to a change in product mix, $435,000 of stock-based compensation from the adoption of SFAS No. 123(R), and an increase in inventory reserves of $302,000 associated with the end of life of one of our customer programs. These effects were partially offset by the increased absorption of our overhead costs resulting from increased production. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $678,000 during 2006 as compared to $695,000 during 2005.

We intend to continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. However, our cost of product revenues are impacted by the mix and volume of products sold and will continue to fluctuate as a result.

Research and development expenses

	Year Ended December 31,
	2006	2005	% Change
	(In thousands)

Research and development expenses	$8,856	$6,488	36.5%
Percentage of revenues	14.2%	13.3%

Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.

During 2006, research and development costs increased in absolute dollars and as a percentage of total revenues compared to 2005, as we increased our investment in development projects in both our telecommunication and defense electronics and homeland security related businesses. The increase was primarily due to an increase of $1.1 million in project-related expenses, an increase of $576,000 in personnel-related expenses and $540,000 of stock-based compensation from the adoption of SFAS No. 123(R).

During 2007, we expect research and development expenses to increase in absolute dollar terms as we continue our investment in development programs in both the telecommunication and defense electronics and homeland security related businesses.

Selling, general and administrative expenses

	Year Ended December 31,
	2006	2005	% Change
	(In thousands)

Selling, general and administrative expenses	$12,689	$9,327	36.0%
Percentage of revenues	20.4%	19.1%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.

During 2006, selling, general and administrative expenses increased in absolute dollars and as a percentage of total revenues compared to 2005, primarily due to $2.3 million of stock-based compensation from the adoption of SFAS No. 123(R), an increase of $333,000 in sales commissions, and an increase of $215,000 in personnel-related expenses.

During 2007, we anticipate selling, general and administrative expenses will increase moderately in absolute dollar terms as we increase the size of our sales and marketing team related to the defense electronics and homeland security related business.

Transaction costs

	Year Ended
	December 31,
	2006	2005	% Change
	(In thousands)

Transaction costs	$200	$851	(76.5)%

During 2005, as part of a planned public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission, we accumulated transaction costs in other current assets on our consolidated balance sheet. During 2005, we suspended the secondary offering and expensed the amount accordingly. The registration statement was withdrawn in the first quarter of 2006.

During 2006, as part of our growth strategy, we pursued acquiring another company and capitalized the associated transaction costs in other current assets on our consolidated balance sheet. By the end of 2006, we decided not to pursue the acquisition and expensed the amount accordingly.

Amortization of intangible assets

	Year Ended
	December 31,
	2006	2005	% Change
	(In thousands)

Cost of product revenues, amortization of intangible assets	$449	$452	(0.7)%
Amortization of intangible assets	$156	$179	(12.8)%

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

The amortization associated with the developed technology is a charge to cost of product revenues and was $449,000 and $452,000 for 2006 and 2005, respectively. The amortization associated with customer relationships is a charge to operating expenses and was $156,000 for 2006 and 2005. The amortization of customer backlog is a charge to operating expenses and was $23,000 during 2005 and was fully amortized during the first quarter of 2005.

Restructuring charges, net

	Year Ended
	December 31,
	2006	2005	% Change
	(In thousands)

Restructuring charges, net	$—	$(46)	(100.0)%

During 2005, we incurred a net benefit to restructuring expense related to the reversal of $46,000 of charges from the restructuring plan in connection with the acquisition of JCA Technology, Inc. The original estimates of the charges related to the restructuring plan were higher than the final payouts resulting in the $46,000 benefit in 2005. There were no similar charges or reversals in 2006.

Interest and other income, net

	Year Ended
	December 31,
	2006	2005	% Change
	(In thousands)

Interest and other income, net	$2,648	$776	241.2%

Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location and gains and losses on the sale of fixed assets.

The increase in interest and other income, net during 2006 was primarily the result of increased interest earned on a higher cash and investment balance due to the proceeds received from the sale of preferred stock and warrants to Oak during the second quarter of 2006. During 2006, we earned $2.6 million of interest income and recognized $154,000 of other income from the amortization of the deferred gain from our sale of the Diamond Springs, California location which were partially offset by banking charges and a $77,000 loss on the sale of fixed assets related to the move of our corporate headquarters. During 2005, we earned $648,000 of interest income and recognized $128,000 of other income primarily from the amortization of the deferred gain from our sale of the Diamond Springs, California location partially offset by banking charges.

Year ended December 31, 2005 compared to year ended December 31, 2004

Total revenues

	Year Ended
	December 31,
	2005	2004	% Change
	(In thousands)

Total revenues	$48,735	$33,162	47.0%
Product revenues	$47,119	$32,330	45.7%
Development fees	$1,616	$832	94.2%

Product revenues increased substantially from 2004 to 2005 as a result of increased demand from both our telecommunications customers and our defense and homeland security system customers, despite pricing pressure resulting in a 10-15% average unit price reduction for our telecommunication products in 2005 compared to 2004. During 2005, revenues from our telecom OEM customers comprised 80% of our total revenues compared with 86% in 2004. Revenues from our defense and homeland security and other customers were 20% of our total revenues compared with 14% in 2004. Telecommunications-related revenues increased 38% from 2004 as a result of increased demand experienced by our customers and by capturing a greater share of our customers’ overall transceiver business. During 2005, we increased our penetration at Siemens AG and Nera ASA as they began outsourcing more of their transceiver production. Our defense and homeland security and other revenues increased over 100% from 2004 as the defense related market demand continued to be strong, we aggressively pursued opportunities and we benefited from a full year of revenues from JCA, which we acquired in July 2004.

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

The cost of product revenues was favorably impacted by the utilization of inventory that was previously written off amounting to approximately $695,000 during 2005 as compared to $292,000 during 2004.

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

In-process research and development

	Year Ended
	December 31,
	2005	2004	% Change
	(In thousands)

In-process research and development	$—	$320	(100.0)%

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

Restructuring charges, net

	Year Ended
	December 31,
	2005	2004	% Change
	(In thousands)

Restructuring charges, net	$(46)	$2,895	101.6%

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

Impairment of long-lived assets

	Year Ended
	December 31,
	2005	2004	% Change
	(In thousands)

Impairment of long-lived assets	$—	$389	(100.0)%

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

Loss (recovery) on building sublease

	Year Ended
	December 31,
	2005	2004	% Change
	(In thousands)

Loss (recovery) on building sublease	$—	$(359)	(100.0)%

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

Amortization of deferred stock compensation

	Year Ended
	December 31,
	2005	2004	% Change
	(In thousands)

Amortization of deferred stock compensation	$—	$204	(100.0)%

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

Interest and other income, net

	Year Ended
	December 31,
	2005	2004	% Change
	(In thousands)

Interest expense	$—	$19	(100.0)%
Interest and other income, net	$776	$1,144	(32.2)%

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

Liquidity and Capital Resources

At December 31, 2006, we had $26.2 million of cash and cash equivalents and $41.4 million in short-term investments, working capital of $83.0 million, and no long-term or short-term debt outstanding. The following table sets forth selected consolidated statements of cash flows data for our three most recent fiscal years.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net cash provided by (used in) operating activities	$2,776	$(7,036)	$(4,822)
Net cash provided by (used in) investing activities	(29,343)	5,758	1,751
Net cash provided by financing activities	44,287	4,926	1,471
Cash, cash equivalents, restricted cash and short-term investments at end of period	$67,848	$22,440	$25,137

During 2006, $2.8 million of cash was generated in operating activities as compared to using $7.0 million in 2005. Our net loss adjusted for depreciation and other non-cash items, was income of $3.6 million in 2006 as compared to income of $1.2 million in 2005. The remaining use of $800,000 in cash in 2006 was primarily due to a $3.7 million increase in inventories and a $329,000 decrease in accrued warranty partially offset by a $1.8 million decrease in accounts receivable and a $1.3 million increase in accounts payable.

During 2005, we used $7.0 million of cash in operating activities as compared to using $4.8 million in 2004. Our net loss adjusted for depreciation and other non-cash items, was income of $1.2 million as compared to a net loss adjusted for depreciation and other non-cash items of $2.3 million in 2004. The decreased net loss in 2005 was primarily due to a 2004 related settlement fee payment of $3.0 million in consideration for the cancellation of an above-market lease on our previous Sunnyvale, California corporate headquarters. No similar amount was paid in 2005. The remaining use of $8.2 million in cash in 2005 was primarily due to a $5.6 million increase in inventories, a $1.8 million increase to accounts receivable, a decrease of $1.2 million in accrued warranty and a decrease in accounts payable of $633,000 partially offset by a $1.1 million increase in accrued compensation, restructuring and other current and long-term accrued liabilities.

Investing activities used cash of $29.3 million compared to $5.8 million of cash provided in 2005. The $29.3 million used by investing activities in 2006 was primarily due to the net purchase of short-term investments of $27.5 million and purchases of equipment of $1.7 million.

Investing activities provided cash of $5.8 million in 2005 compared to $1.8 million in 2004. The $5.8 million provided by investing activities in 2005 was primarily due to net maturity of short-term investments of $6.2 million partially offset by purchases of equipment of $416,000.

Financing activities provided cash of $44.3 million in 2006, as compared to $4.9 million in 2005. During the second quarter of 2006, we generated $43.1 million in net proceeds from the sale of 300,000 shares of Series B preferred stock and a warrant to purchase 90,000 shares of Series B preferred stock to Oak. In addition to the proceeds received from Oak, during 2006 we received $751,000 from the sale of common stock under our stock purchase plan and $429,000 from the exercise of stock options.

Financing activities provided cash of $4.9 million in 2005, as compared to $1.5 million in 2004. The $4.9 million provided by financing activities in 2005 was due to the proceeds from the exercise of employee stock options and stock issuances under our employee stock purchase plan.

At December 31, 2006, we had net unrealized losses of $25,000 related to $9.8 million of investments in five debt securities. The decline in value of these investments is primarily related to changes in interest rates. The investments all mature during 2007 and we believe that we have the ability to hold these investments until the maturity date. Realized gains and losses were insignificant for the years ended December 31, 2006, 2005, and 2004.

In order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. As a result of these challenges, we have significantly increased our raw materials inventory and added more finished products to our key customers’ consignment stocks so that they will be better-positioned to meet their own customers’ demand. These increases in raw materials and finished goods have significantly increased our working capital needs and may further increase our capital needs in the future.

We believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for the next 12 months and the foreseeable future thereafter. However, additional financing may be required to fund acquisitions. As a result, we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. With the exception of operating leases discussed in the notes to the consolidated financial statements included in this report, we have not entered into any off-balance sheet financing arrangements and we have not established or invested in any variable interest entities. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets. The following table summarizes our future cash obligations for operating leases and purchase obligations, excluding interest:

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Contractual Obligations:
Operating lease obligations	$2,454	$614	$1,572	$268	$—
Purchase obligations	4,028	4,028	—	—	—

Total	$6,482	$4,642	$1,572	$268	$—

We have purchase obligations to certain suppliers. In some cases the products we purchase are unique and have provisions against cancellation of the order. At December 31, 2006, we had approximately $4.0 million of purchase obligations, which are due within the following 12 months.

Other Long-Term Liabilities

At December 31, 2006 we had $231,000 of other long-term liabilities related to the deferred gain from a sale-leaseback transaction. We will recognize the remaining total deferred gain of $385,000 on a straight-line basis over the term of the lease, which expires in 2009. The following table summarizes the future recognition of the deferred gain:

Years Ending December 31,	Deferred Gain
(In thousands)

2007	154
2008	154
2009	77

Total minimum payments required	$385

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, or SFAS No. 155. SFAS No. 155 will be effective for us beginning in the first quarter of 2007. SFAS No. 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. We are currently evaluating the impact of SFAS No. 155 on our consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions — An Interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We adopted SAB No. 108 in the fourth quarter of fiscal year 2006 and it did not have a material impact on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” or EITF 06-3, to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. We are currently evaluating the impact of EITF 06-3 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for us beginning on January 1, 2008. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial position and results of operations.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

Qualitative and Quantitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash in investments with short maturities. As of December 31, 2006, all of our investments in our portfolio were classified as cash equivalents or short-term investments and consisted primarily of commercial paper and government securities. Due to the generally short duration of these investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Endwave Corporation

We have audited the accompanying consolidated balance sheets of Endwave Corporation and its subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endwave Corporation and its subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 and Note 8 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” applying the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  Burr, Pilger, & Mayer LLP

San Jose, California
March 13, 2007

ENDWAVE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$26,176	$8,456
Short-term investments	41,411	13,959
Accounts receivable, net of allowance for doubtful accounts of $131 in 2006 and $296 in 2005	8,713	10,487
Inventories	17,127	13,448
Other current assets	640	560

Total current assets	94,067	46,910
Property and equipment, net	2,024	1,321
Other assets	110	97
Restricted cash	261	25
Goodwill and intangible assets, net	4,191	4,796

Total assets	$100,653	$53,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,280	$2,954
Accrued warranty	2,928	3,257
Accrued compensation	2,652	2,494
Restructuring liabilities	—	20
Other current liabilities	1,164	956

Total current liabilities	11,024	9,681
Other long-term liabilities	231	385

Total liabilities	11,255	10,066

Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 300,000 and zero shares issued and outstanding in 2006 and 2005, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,556,946 and 11,358,816 shares issued and outstanding in 2006 and 2005, respectively	12	11
Additional paid-in capital	357,203	309,583
Treasury stock, at cost (39,150 shares in 2006 and 2005, respectively)	(79)	(79)
Accumulated other comprehensive loss	(25)	(63)
Accumulated deficit	(267,713)	(266,369)

Total stockholders’ equity	89,398	43,083

Total liabilities and stockholders’ equity	$100,653	$53,149

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share data)

Revenues:
Product revenues ($0, $61, and $86 from affiliate, respectively)	$60,956	$47,119	$32,330
Development fees	1,270	1,616	832

Total revenues	62,226	48,735	33,162

Costs and expenses:
Cost of product revenues ($0, $39 and $51 related to revenues from affiliate, respectively)**	43,771	33,134	22,389
Cost of product revenues, amortization of intangible assets	449	452	187
Research and development**	8,856	6,488	4,957
Selling, general and administrative**	12,689	9,327	7,527
Transaction costs	200	851	—
In-process research and development	—	—	320
Amortization of intangible assets	156	179	182
Restructuring charges, net	—	(46)	2,895
Impairment of long-lived assets	—	—	389
Recovery on building sublease	—	—	(359)
Amortization of deferred stock compensation*	—	—	204

Total costs and expenses	66,121	50,385	38,691

Loss from operations	(3,895)	(1,650)	(5,529)
Interest and other income, net	2,648	776	1,144
Interest expense	—	—	(19)

Loss before provision for income taxes	(1,247)	(874)	(4,404)
Provision for income taxes	97	—	—

Net loss	$(1,344)	$(874)	$(4,404)

Basic and diluted net loss per share	$(0.12)	$(0.08)	$(0.45)

Shares used in computing basic and diluted net loss per share	11,429,860	10,891,431	9,824,633

* Amortization of deferred stock compensation:
Cost of product revenues	$—	$—	$109
Research and development	—	—	44
Selling, general and administrative	—	—	51

	$—	$—	$204

** Includes the following amounts related to stock-based compensation:
Cost of product revenues	$435	$—	$—
Research and development	540	—	—
Selling, general and administrative	2,337	—	—

	$3,312	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
	Shares of		Shares of		Additional		Deferred	Other
	Preferred	Preferred	Common	Common	Paid-In	Treasury	Stock	Comprehensive	Accumulated
	Stock	Stock	Stock	Stock	Capital	Stock	Compensation	Income (Loss)	Deficit	Total
	(In thousands, except share data)

Balance as of December 31, 2003	—	$—	9,347,585	$9	$302,427	$(79)	$(221)	$(2)	$(261,091)	$41,043
Unrealized gain on short-term investments	—	—	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	—	—	(4,404)	(4,404)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(4,432)
Exercise of stock options	—	—	936,991	1	2,047	—	—	—	—	2,048
Amortization of deferred stock compensation	—	—	—	—	—	—	204	—	—	204
Reversal of deferred stock compensation due to forfeited options	—	—	—	—	(17)	—	17	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	215,368	—	201	—	—	—	—	201

Balance as of December 31, 2004	—	—	10,499,944	10	304,658	(79)	—	(30)	(265,495)	39,064
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	—	—	—	(874)	(874)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(907)
Exercise of stock options	—	—	793,444	1	4,339	—	—	—	—	4,340
Issuance of common stock under employee stock purchase plan and other	—	—	65,428	—	586	—	—	—	—	586

Balance as of December 31, 2005	—	—	11,358,816	11	309,583	(79)	—	(63)	(266,369)	43,083
Unrealized gain on short-term investments	—	—	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	—	—	(1,344)	(1,344)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(1,306)
Exercise of stock options	—	—	120,395	1	428	—	—	—	—	429
Issuance of common stock under employee stock purchase plan	—	—	77,735	—	751	—	—	—	—	751
Stock-based compensation	—	—	—	—	3,321	—	—	—	—	3,321
Tax benefit from employee stock transactions	—	—	—	—	13	—	—	—	—	13
Issuance of preferred stock and warrant, net of issuance of $1,927	300,000	—	—	—	43,107	—	—	—	—	43,107

Balance as of December 31, 2006	300,000	$—	11,556,946	$12	$357,203	$(79)	$—	$(25)	$(267,713)	$89,398

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities:
Net loss	$(1,344)	$(874)	$(4,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-process research and development	—	—	320
Depreciation	858	1,465	1,619
Stock compensation expense	3,312	—	—
Restructuring charge, net	—	(46)	(4)
Recovery on building sublease	—	—	(359)
Impairment of long-lived assets and other	—	—	389
Tax benefit from employee stock transactions	13	—	—
Amortization of intangible assets	605	631	369
Amortization of deferred stock compensation	—	—	204
Amortization of investments	55	148	148
Loss (gain) on the sale of land and equipment	77	(159)	(535)
Changes in operating assets and liabilities:
Accounts receivable	1,774	(1,799)	(1,493)
Inventories	(3,670)	(5,582)	610
Other assets	(93)	(55)	160
Accounts payable	1,326	(633)	400
Accrued warranty	(329)	(1,231)	(1,456)
Accrued compensation, restructuring and other current and long term liabilities	192	1,099	(790)

Net cash provided by (used in) operating activities	2,776	(7,036)	(4,822)

Investing activities:
Cash paid in business combinations	—	(20)	(6,067)
Purchases of property and equipment	(1,650)	(416)	(460)
Proceeds on sale of property and equipment	12	30	5,115
Decrease (increase) in restricted cash	(236)	(25)	778
Purchases of short term investments	(36,319)	(14,528)	(15,535)
Proceeds on maturities of short-term investments	8,850	20,717	17,920

Net cash provided by (used in) investing activities	(29,343)	5,758	1,751

Financing activities:
Payments on notes payable	—	—	(778)
Proceeds from the sale of Series B preferred stock and warrants, net of issuance costs	43,107	—	—
Proceeds from exercises of stock options	429	4,340	2,048
Proceeds from issuance of common stock	751	586	201

Net cash provided by financing activities	44,287	4,926	1,471

Net increase (decrease) in cash and cash equivalents	17,720	3,648	(1,600)
Cash and cash equivalents at beginning of year	8,456	4,808	6,408

Cash and cash equivalents at end of year	$26,176	$8,456	$4,808

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$19

Non-cash transactions:
Unrealized gain (loss) on investments	$38	$(33)	$(28)

Capitalized stock-based compensation	$9	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 2006, the Company entered into a memorandum of understanding with a customer releasing the Company from liability for all direct and indirect costs associated with the degraded semiconductor components noted above through the date of the memorandum of understanding. In exchange for this release, the Company agreed to complete repairs on 700 units for the customer at no charge. Based on this agreement, the Company released net warranty reserves of $1.3 million associated with the direct and indirect costs of replacing degraded components. The amount is included in “warranties settled or reversed” in the table below. This decrease in warranty reserves was offset by an increase to the Company’s general warranty reserve due to an increased return rate on the Company’s products during the year. The increase in return rate led to an increase in warranty reserves of $1.4 million and is included in “warranties accrued” in the table below.

Changes in the Company’s accrued warranty during the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)

Balance at January 1	$3,257	$4,488
Warranties accrued	2,150	700
Warranties settled or reversed	(2,479)	(1,931)

Balance at December 31	$2,928	$3,257

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company provides an allowance for specific customer accounts where collection is doubtful and also provides an allowance for other accounts based on historical collection and

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

write-off experience. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Cash Equivalents and Short-Term Investments

The Company invests its excess cash primarily in highly liquid investment grade commercial paper and money market accounts with four United States banks.

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Management has classified the Company’s short-term investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (loss) in stockholders’ equity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Realized gains and losses and declines in the value of securities determined to be other-than-temporary are included in interest and other income. The cost of securities sold is based on the specific identification method.

Restricted Cash

Restricted cash represents two certificates of deposit held by a financial institution as collateral for two letters of credit in connection with the Company’s building leases. During the second quarter of 2006, the Company executed an agreement to lease 32,805 square feet in San Jose, California. In connection with the leasing of this property, the Company established a $236,000 certificate of deposit as collateral for a letter of credit. The Company is able to reduce the certificate of deposit and its restricted cash balance upon meeting certain revenue levels.

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

Depreciable
Life

Software	3 years
Leasehold improvements	2 to 5 years
Machinery and equipment	5 to 7 years

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restructuring Charges

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs associated with Exit or Disposal Activities”, or SFAS No. 146. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Tax Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” or EITF 94-3. SFAS No. 146 requires that a liability for an exit cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 prospectively as of January 1, 2003, and the adoption did not have a material impact on the Company’s operating results.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R)

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123.

Upon adoption of SFAS No. 123(R), the Company elected the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in capital pool, or APIC Pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

Consistent with prior years, the Company uses the “with and without” approach as described in Emerging Issues Task Force Topic No. D-32 in determining the order in which its tax attributes are utilized. The “with and without” approach results in the recognition of the windfall stock option tax benefits after all other tax attributes have been considered in the annual tax accrual computation. SFAS No. 123(R) prohibits the recognition of a deferred tax asset for an excess tax benefit that has not yet been realized. As a result, the Company will only recognize a benefit from stock-based compensation in paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to it have been utilized. In addition, the Company has elected to account for the indirect benefits of stock-based compensation on items such as the alternative minimum tax, the research tax credit or the domestic manufacturing deduction through the consolidated statements of operations rather than through paid-in capital.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Research and Development Expenses

Research and development expenses are charged to operating expenses as incurred and consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.

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

Revenue from three major customers accounted for 79% of total revenue in 2006. As of December 31, 2006, three customers accounted for 28%, 27%, and 24%, respectively, of the Company’s accounts receivable. Three major customers accounted for 73% of total revenue in 2005. As of December 31, 2005, three customers accounted for 37%, 20% and 15%, respectively, of the Company’s accounts receivable. Three major customers accounted for

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

72% of total revenues in 2004. As of December 31, 2004, two customers accounted for 49% and 16%, respectively, of the Company’s accounts receivable.

In 2006, 2005, and 2004, 84%, 82%, and 80%, respectively, of the Company’s total revenues were derived from sales invoiced and shipped to customers outside the United States.

The Company designs custom semiconductor devices. However, the Company does not own or operate a semiconductor fabrication facility (a “foundry”) and depends upon a limited number of third parties to produce these components. The Company’s use of various third-party foundries gives it the flexibility to use the process technology that is best suited for each application and eliminates the need for the Company to invest in and maintain its own foundry. The Company’s primary foundry is a division of Northrop Grumman, which is a wholly-owned subsidiary of Northrop Grumman Corporation, and is referred to in these consolidated financial statements as Velocium. The loss of the Company’s relationship with or access to the foundries it currently uses, particularly Velocium, and any resulting delay or reduction in the supply of semiconductors to the Company, would severely impact the Company’s ability to fulfill customer orders and could damage its relationships with its customers. The Company’s current supply agreement with Velocium expires in September 2008. While the Company believes it is a significant customer of and does not anticipate an interruption in its relationship with Velocium, there can be no assurance that Velocium will renew its agreement with the Company. The Company estimates that it may take up to six months to shift production of a given semiconductor circuit design to a new foundry.

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

The Company outsources the assembly and testing of most of its telecommunication related products to a Thailand facility of HANA Microelectronics Co., Ltd., or HANA, a contract manufacturer. The Company plans to continue this arrangement as a key element of its operating strategy. If HANA does not provide the Company with high quality products and services in a timely manner, or terminates its relationship with the Company, the Company may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of the Company’s products could be delayed or lost and the Company’s reputation could be harmed. The Company’s manufacturing agreement with HANA currently expires in October 2008 but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with the Company.

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

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

Short-term investments:
United States government agencies	$2,000	$—	$(11)	$1,989
Corporate securities	3,871	—	(9)	3,862
Obligations of states and political subdivisions	29,750	—	—	29,750
Commercial paper	5,815	—	(5)	$5,810

Total	$41,436	$—	$(25)	$41,411

Cash equivalents:
Commercial paper	$21,799	$—	$—	$21,799

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

Short-term investments:
United States government agencies	$2,000	$—	$(19)	$1,981
Corporate securities	3,122	—	(44)	3,078
Obligations of states and political subdivisions	8,900	—	—	8,900

Total	$14,022	$—	$(63)	$13,959

Cash equivalents:
Commercial paper	$1,898	$—	$—	$1,898

At December 31, 2006, the Company had $41.4 million of short-term investments with maturities of less than one year.

At December 31, 2006, the Company had net unrealized losses of $25,000 related to $9.8 million of investments in five debt securities. These securities were in an unrealized loss position for a period of greater than one year. The decline in value of these investments is primarily related to changes in interest rates. The investments all mature during 2007 and the Company believes that it has the ability to hold these investments until the maturity date. Realized gains and losses were insignificant for the years ended December 31, 2006, 2005, and 2004.

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s currently-outstanding 300,000 preferred shares were convertible into 3,000,000 shares of common stock as of December 31, 2006. Additionally, as of December 31, 2006 the Company had a warrant outstanding that granted the holder the right to purchase 90,000 shares of Series B preferred stock, which were convertible into 900,000 shares of common stock.

As the Company incurred net losses for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods presented. Shares associated with common stock issuable upon the conversion of the preferred shares or the exercise of the outstanding warrants were not included in the calculation of diluted net income per share, as the effect would be anti-dilutive. Potential dilutive common shares of 1,732,699 in 2006, 1,292,877 in 2005, and 1,588,360 in 2004 from the assumed exercise of stock options were not included in the net loss per share calculations as their inclusion would have been anti-dilutive.

Advertising Costs

The Company expenses all advertising costs as incurred and the amounts were not material for all periods presented.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 will be effective for the Company beginning in the first quarter of 2007. SFAS No. 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is currently evaluating the impact of SFAS No. 155 to its consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions — An Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 to its consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB No. 108 in the fourth quarter of fiscal year 2006 and it did not have a material impact on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” or EITF 06-3, to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact of EITF 06-3 to its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159 to its consolidated financial position and results of operations.

3.	Goodwill and Other Intangible Assets

Goodwill

At December 31, 2006 the Company had goodwill of $1.6 million associated with the purchase of JCA Technologies, Inc. (“JCA”). See Note 14 for additional information. The Company conducted its 2006 annual goodwill impairment analysis in the third quarter of 2006 and no goodwill impairment was indicated.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The components of intangible assets are as follows (in thousands):

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$2,250	$(1,088)	$1,162
Tradename	1,060	—	1,060
Customer relationships	780	(377)	403
Customer backlog	140	(140)	—

Intangible assets	$4,230	$(1,605)	$2,625

	December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Developed technology	$2,250	$(639)	$1,611
Tradename	1,060	—	1,060
Customer relationships	780	(221)	559
Customer backlog	140	(140)	—

Intangible assets	$4,230	$(1,000)	$3,230

The identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: developed technology — five years, customer backlog — six months and customer relationships — five years.

The tradename has a gross carrying value of $1.1 million and is not subject to amortization and is evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducted its 2006 annual impairment analysis of the tradename in the third quarter of 2006 and no impairment was indicated.

The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31,

2007	$606
2008	606
2009	353

Total	$1,565

4.	Inventories

Inventories are comprised of the following at December 31 (in thousands):

	2006	2005

Raw materials	$10,174	$10,181
Work in process	1,829	1,509
Finished goods	5,124	1,758

Total	$17,127	$13,448

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2006	2005

Machinery and equipment	$11,773	$11,032
Software	702	618
Leasehold improvements	350	93

	12,825	11,743
Less accumulated depreciation	(10,801)	(10,422)

Property and equipment, net	$2,024	$1,321

During the third quarter of 2006, the Company moved its corporate headquarters to San Jose, California. As part of the move the Company capitalized $326,000 of leasehold improvements that will be depreciated over the remaining life of the lease ending in 2011. The Company also recognized a loss of $77,000 for the retirement of fixed assets related to its previous corporate headquarters.

During the second quarter of 2004, the Company finalized the sale of its land and buildings located in Diamond Springs, California. The Company received $4.3 million for the land and buildings, net of related closing costs and legal fees. The net book value of the property on the date of sale was $3.5 million. At the time of the closing, the Company entered into a five-year operating lease with the new owner for one of the buildings. As a result of the sale-leaseback transaction, the Company will recognize a gain of $770,000 on a straight-line basis over the term of the lease, which expires in 2009. Deferred gain recognized on the sale-leaseback was approximately $154,000 and $153,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, the remaining deferred gain is $385,000 and is included in other current and long-term liabilities on the consolidated balance sheet.

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s total revenues by billing location for the years ended December 31 were as follows (in thousands):

	2006		2005		2004

United States	$9,812	15.8%	$8,917	18.3%	$6,538	19.7%
Finland	26,332	42.3%	23,717	48.8%	18,545	55.9%
Italy	14,074	22.6%	7,754	15.9%	1,672	5.0%
Norway	7,777	12.5%	3,762	7.7%	155	0.5%
Rest of the world	4,231	6.8%	4,585	9.3%	6,252	18.9%

Total	$62,226	100.0%	$48,735	100.0%	$33,162	100.0%

For the year ended December 31, 2006, Nokia, Siemens AG and Nera ASA accounted for 42%, 23% and 14% of total product revenues, respectively. For the year ended December 31, 2005, Nokia, Siemens AG and Nera ASA accounted for 47%, 16% and 10% of total product revenues, respectively. For the year ended December 31, 2004, Nokia and Nera ASA accounted for 55% and 10% of total product revenues, respectively.

Substantially all long-lived assets are located in the United States of America.

8.	Stock-Based Compensation

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro-forma information for the years ended December 31, 2005 and 2004 was as follows (in thousands except per share data):

	2005	2004

Net loss, as reported	$(874)	$(4,404)
Add: Stock-based employee compensation expense included in reported net loss	—	204
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock option awards and employee stock purchase rights	(7,969)	(2,925)

Net loss, pro forma	$(8,843)	$(7,125)

Basic and diluted net loss per share, as reported	$(0.08)	$(0.45)
Basic and diluted net loss per share, pro forma	$(0.81)	$(0.73)

On December 30, 2005, the Board of Directors unanimously approved accelerating the vesting of certain eligible options. Eligible options were defined as unvested stock options held by then current employees, including executive officers, with an exercise price of $21.00 per share or higher. No options held by non-employee directors were subject to acceleration. This resulted in the accelerated vesting of options to purchase 338,995 shares of common stock of the Company with a weighted average price of $27.68 per share. The closing market price of the Company’s common stock on December 29, 2005, the last full trading day before the date of acceleration, was $11.64 per share.

The Board of Directors approved the accelerated vesting of these options to avoid recognizing compensation expense that the Company would have otherwise been required to report in its statement of operations upon adoption of SFAS No. 123(R) in the first quarter of 2006. The Company’s stock-based compensation expense under the fair value method presented in its pro forma amounts includes expense of approximately $3.3 million for the fourth quarter of 2005 as a result of the accelerated stock option vesting.

Impact of the Adoption of SFAS No. 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). The effect of recording stock-based compensation for the twelve months ended December 31, 2006 was as follows (in thousands, except per share data):

Year Ended
December 31,
2006

Stock-based compensation expense by type of award:
Employee stock options	$2,900
Employee stock purchase plan	421
Amounts capitalized as inventory	(9)

Total stock-based compensation	3,312
Tax effect on stock-based compensation	—

Total stock-based compensation expense	$3,312

Impact on basic and diluted net loss per share	$(0.29)

As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of approximately $2.9 million before estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2006, the Company granted options to purchase 608,300 shares of its common stock with an estimated total grant date fair value of $4.0 million. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $1.1 million.

As of December 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $2.1 million and will be recognized over an estimated weighted average amortization period of 1.3 years. As of December 31, 2006, the unrecorded deferred stock-based compensation balance related to the stock purchase plan was $190,000 and will be recognized over an estimated weighted average amortization period of 0.7 years.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004

Stock Option Plans
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	79%	78%	82%
Risk free interest rate	4.69%	4.04%	3.36%
Expected life of options in years	5 years	5 years	5 years

The fair value of shares under the employee stock purchase plan is estimated using the Black-Scholes valuation model and the graded-vesting method with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004

Employee Stock Purchase Plan
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	51%	72%	79%
Risk free interest rate	4.79%	3.58%	1.57%
Expected life of options in years	1.3 years	0.5 years	0.5 years

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock and the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the Company’s observed historical option exercise behavior and post-vesting forfeitures of options by employees.

The weighted average grant date fair value for stock-based options during 2006, 2005 and 2004 was $6.53, $13.05 and $8.06, per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $1.1 million, $19.9 million and $9.4 million, respectively.

The weighted average grant date fair value of purchase rights granted under the employee stock purchase plan during the year was $5.16, $7.62, and $2.75 for 2006, 2005 and 2004, respectively.

Deferred Stock Compensation

In connection with the deferred compensation totaling approximately $20,218,000 related to the grant of stock options to employees prior to the initial public offering, the Company amortized approximately $0, $0, and $204,000 in 2006, 2005 and 2004, respectively. During 2004, the Company recorded approximately $17,000 as a reduction in deferred compensation and additional paid-in capital due to the forfeiture of unvested shares for terminated employees.

9.	Stockholders’ Equity

Preferred Stock and Warrant Purchase Agreement

The Company had 5,000,000 shares of convertible preferred stock authorized as of December 31, 2006 and 2005.

Effective April 24, 2006, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the “purchase agreement”) with Oak Investment Partners XI, Limited Partnership (“Oak”). Pursuant to the purchase agreement, Oak purchased 300,000 shares of the Company’s Series B preferred stock, par value $0.001 per share, for $150 per preferred share. The preferred shares are convertible initially into 3,000,000 shares of common stock, for an effective purchase price of $15 per common share equivalent. The preferred shares will be automatically converted into common stock on the first date after April 24, 2008 on which the volume weighted average price of the common stock of the Company for the thirty business days immediately preceding the date of measurement is above $37.50. The Company also issued Oak a warrant (the “Warrant”) granting Oak the right to purchase an additional 90,000 shares of Series B preferred stock at an exercise price of $150 per share, which shares are convertible initially into 900,000 shares of common stock for an effective exercise price of $15 per common share equivalent. The Warrant was sold for a purchase price of $33,750, expires three years from the date of purchase and includes a “cashless exercise” feature.

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

The Company was required to allocate the gross proceeds of the Oak financing to the shares of Series B preferred stock and the Warrant, based on the relative fair values of the securities. The Company determined the relative fair values of the securities using a valuation analysis. In order to determine the value of the Company’s Series B preferred stock and related Warrant, an equity allocation model based on the Black-Scholes valuation model as of the valuation date was utilized.

The analysis allocated the aggregate equity value to the various securities in the Company’s capital structure in accordance with each security’s rights and privileges. The Black-Scholes valuation model is a widely accepted formula used to estimate the value of options based on variables including the time to expiration, volatility and prevailing risk-free interest rate. The analysis used the Black-Scholes valuation model and included the following

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variables: 3 years for the time to expiration, 55% volatility, 0% dividend rate and 4.97% risk-free interest rate. Through this analysis, the estimated aggregate value of the Series B preferred stock and the Warrant on a marketable, minority interest basis was $40.7 million and $4.3 million, respectively, for an effective conversion price of the Series B preferred stock of $13.57 per common share.

The fair value of the common stock on the commitment date was $13.35 per share. Because the effective conversion price of the Series B preferred stock was in excess of this amount, the issuance of the Series B preferred stock and Warrant did not result in a deemed dividend and beneficial conversion feature in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

The Series B preferred stock ranks senior and prior to the Company’s common stock and all other classes or series of capital stock with respect to the payment of any dividends, conversion rights and any payment upon liquidation or redemption. When and if the Company declares a dividend with respect to common stock, the holders of the Series B preferred stock shall be entitled to the amount of dividends per share in the same form as such common stock dividends that would be payable. The Series B preferred stock is non-cumulative with respect to dividends. Upon any liquidation, certain mergers, reorganizations and/or consolidations of the Company into or with another corporation or any transaction or series of related transactions in which a person, entity or group acquires 50% or more of the combined voting power of the Company’s then outstanding securities (approved by the Company’s Board of Directors), the holders are entitled to receive prior and in preference to any distribution to holders of the Company’s common stock or any other class or series of stock subordinate in liquidation preference to the Series B preferred stock, the amount invested plus all accumulated or accrued and unpaid dividends thereon. The holders of the Series B preferred stock are entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock on an as if converted to common stock basis. So long as at least 150,000 shares of Series B preferred stock are outstanding, the holders of Series B preferred stock, voting separately as a series, shall be entitled to elect one member of the Company’s Board of Directors. Additionally, the purchase agreement specifies that the Company will file a registration statement to register the shares by March 16, 2007.

Common Stock

At December 31, 2006, the Company had reserved 2,939,001 shares of common stock for issuance in connection with its stock option plans, 352,871 shares in connection with its employee stock purchase plan and 3,900,000 shares in connection with the conversion of the outstanding preferred stock and Warrant.

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan (“Purchase Plan”). All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. During 2006, there were 77,735 shares issued under the Purchase Plan at a weighted average price of $9.67 per share. During 2005, there were 62,828 shares issued under the Purchase Plan at a weighted average price of $9.33 per share. In 2004, there were 215,368 shares issued under the Purchase Plan at a weighted average price of $0.93 per share.

Stock Option Plans

The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in September 1992, amended in April 1999, and terminated in March 2000 such that no further options could be granted thereunder; however, previously granted and unexercised options remain outstanding and governed by the terms of the 1992 Plan. The 1992 Plan provides for the issuance of up to 3,088 shares of common stock to directors, employees and consultants upon the exercise of options outstanding under the 1992 Plan as of December 31, 2006.

The Company’s 2000 Stock Option Plan (the “2000 Plan”) was adopted in March 2000, amended in July 2000, and provides for the issuance of options to purchase common stock to directors, employees, and consultants. The 2000 Plan provides for annual reserve increases to the number of authorized shares through 2005. During 2005, authorized shares were increased by 676,668 to 4,690,482 shares. Under the 2000 Plan, incentive stock options are granted under the plan at exercise prices not less than fair value and non-statutory stock options are granted at an exercise price not less than 85% of the fair value on the date of grant, as determined by the closing sales price of the Company’s common stock. Options granted under the 2000 Plan generally have a ten-year term. Options vest and become exercisable as specified in each individual’s option agreement, generally over a four-year period. Subject to approval by the Company’s board of directors, options may be exercised early; however, in such event the unvested shares are subject to a repurchase option by the Company upon termination of the individual’s employment or services. At December 31, 2006 and 2005, 18,997 and 23,800 shares were subject to repurchase by the Company, respectively.

The Company’s 2000 Non-Employee Directors’ Stock Option Plan (“Director Plan”) was adopted in October 2000. The Director Plan provides for non-statutory stock option grants to non-employee directors. New non-employee directors receive an initial grant of 20,000 shares when an individual first becomes a non-employee director of the Company and each non-employee director receives an annual automatic grants of 6,000 shares (which will be reduced pro-rata if an individual did not serve as a director for the full year of the preceding fiscal year). Options granted under the plan to non-employee directors are granted at fair market value on the date of grant, provide for monthly vesting over a two-year period and have a ten-year term. The Company granted options to purchase 44,000, 42,500, and 32,500 shares of the Company’s common stock under the Director Plan during the years ended December 31, 2006, 2005 and 2004, respectively. The total number of shares authorized for this plan is 100,265.

The Company’s equity incentive program is a broad-based, long-term retention program designed to align stockholder and employee interests. Upon exercise of stock options, the Company issues shares from the shares reserved under the Company’s stock option plans.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)

Outstanding at December 31, 2003	1,922,161	$3.22
Options granted	705,025	10.51
Options exercised	(936,991)	2.18
Options cancelled	(101,835)	11.44

Outstanding at December 31, 2004	1,588,360	6.55
Options granted	561,650	23.21
Options exercised	(793,444)	5.47
Options cancelled	(63,689)	12.18

Outstanding at December 31, 2005	1,292,877	14.19
Options granted	608,300	10.25
Options exercised	(120,395)	3.55
Options cancelled	(48,113)	12.63

Outstanding at December 31, 2006	1,732,669	$13.59	8.11	$2,470

Options vested and exercisable and expected to be exercisable at December 31, 2006	1,579,484	$13.87	8.04	$2,341
Options vested and exercisable at December 31, 2006	874,019	$16.62	7.70	$1,573

At December 31, 2006, the Company had 1,206,332 options available for grant under its stock option plans.

The following table summarizes information concerning outstanding and exercisable options:

	Options Outstanding at December 31, 2006			Options Vested and Exercisable
			Weighted-Average	at December 31, 2006
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price

$ 0.76-$ 2.92	174,644	$1.65	6.19	141,629	$1.60
$ 3.20-$ 9.75	161,671	$8.88	8.50	44,897	$8.21
$ 9.77-$ 9.77	365,439	$9.77	9.10	66,275	$9.77
$10.20-$10.20	158,075	$10.20	7.59	66,589	$10.20
$10.22-$10.22	184,063	$10.22	7.09	92,495	$10.22
$10.50-$12.90	205,255	$12.18	8.71	55,364	$12.04
$15.14-$20.32	117,121	$16.62	8.34	40,369	$16.79
$21.47-$21.47	193,051	$21.47	8.09	193,051	$21.47
$24.00-$45.80	163,350	$34.33	8.56	163,350	$34.33
$56.00-$56.00	10,000	$56.00	3.57	10,000	$56.00

	1,732,669	$13.59	8.11	874,019	$16.62

At December 31, 2005 and 2004, options to purchase 568,584 and 1,173,347 shares of common stock were exercisable at weighted average exercise prices of $20.54 and $6.44 per share, respectively.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

Commitments

The Company leases its office, manufacturing and design facilities in San Jose, California, Diamond Springs, California, Chiang Mai, Thailand and Andover, Massachusetts under non-cancelable lease agreements, which expire in various periods through August 2011. Rent expense under the operating leases was approximately $730,000, $619,000, and $452,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

During the third quarter of 2006, the Company moved its corporate headquarters to San Jose, California. The lease term commenced on September 1, 2006 and will terminate on August 31, 2011.

Future annual minimum lease payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2006 are as follows (in thousands):

Years Ending December 31,

2007	$614
2008	681
2009	494
2010	397
2011	268

Total	$2,454

Purchase Obligations

The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At December 31, 2006, the Company had approximately $4.0 million of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

Contingencies

The Company is not currently party to any material litigation. The Company is, from time to time, involved in legal proceedings arising in the ordinary course of business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceedings will result in judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

11.	Related Party Transactions

During December 2005, Northrop Grumman sold all remaining shares owned of the Company’s common stock and was at that time no longer considered a related party. The Company continues to maintain a supply agreement and a technology services agreement with Velocium, a business unit of Northrop Grumman Space Mission & Systems Corp. and a wholly-owned subsidiary of Northrop Grumman Corporation. The Company recorded purchases under these agreements through the date of Northrop Grumman’s liquidation of the Company’s shares of $7.1 million and $4.2 million for 2005 and 2004, respectively.

The Company also sells various products and services under purchase orders and agreements to Northrop Grumman and recognized revenues through the date of Northrop Grumman’s liquidation of the Company’s shares of $61,000, and $86,000 in 2005 and 2004, respectively and incurred costs related to these revenues of approximately $39,000 and $51,000.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

The Company recorded a current tax provision of $97,000 for the year ended December 31, 2006. No current or deferred provision was provided in the years ended December 31, 2005 and 2004 due to the Company’s tax loss position.

	Years Ended December 31,
	2006	2005	2004

Current provision:
Federal	$90	$—	$—
State	7	—	—

	97	—	—

Deferred provision:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Total provision for income taxes	$97	$—	$—

As of December 31, 2006, the Company had a federal net operating loss carryforward of approximately $211.7 million. The Company also had federal research and development tax credit carryforwards of approximately $1.7 million. These net operating loss and credit carryforwards are currently expiring and will continue to do so through 2026, if not utilized.

As of December 31, 2006, the Company had a state net operating loss carryforward of approximately $88.0 million. The net operating losses will begin expiring in 2009, if not utilized. The Company also has state research and development tax credit carryforwards of approximately $2.2 million. The credits will carryforward indefinitely, if not utilized.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows at December 31 (in thousands):

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$69,600	$70,000
Research credit	3,200	2,700
Capitalized research and development	200	500
Other	6,300	5,100

Total deferred tax assets	79,300	78,300
Valuation allowance for deferred tax assets	(78,200)	(77,000)

Deferred tax assets	1,100	1,300
Deferred tax liabilities:
Intangible assets	(1,100)	(1,300)

Net deferred tax assets (liabilities)	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $10.1 million, $6.3 million and $1.1 million during 2006, 2005 and 2004, respectively.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS No. 123(R), the benefit of these stock options will only be recorded to equity when they reduce cash taxes payable. As of December 31, 2006, the Company had federal and state net operating loss carryforwards being accounted for in this memo account of $22 million and $21 million, respectively.

The effective tax rate differs from the U.S. federal statutory rate as a result of the following for the year ended December 31:

	2006	2005	2004

Income tax benefit at statutory rate	(35)%	(35)%	(35)%
State, net of federal effect	1	(6)	(6)
Change in valuation allowance	(42)	41	36
Alternative minimum tax	7	—	—
Nondeductible deferred compensation	77	—	5

Effective income tax rate	8%	—%	—%

13.	401(k) Plan

Substantially all regular employees of the company meeting certain service requirements are eligible to participate in the Company’s 401(k) employee retirement plan. Employee contributions are limited to the maximum amount allowed under the Internal Revenue Code. The Company may match contributions based upon a percentage of employee contributions up to a maximum of 4% of employee compensation. Company contributions under these plans were $182,000, $0 and $0 for 2006, 2005 and 2004, respectively.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” deferred taxes of approximately $1.3 million were recorded at the time of the acquisition for the tax effect of the amortizable intangible assets which are not deductible.

Pro forma financial information

The following table presents the pro forma financial information for the combined entity of Endwave and JCA for the year ended December 31, 2004, as if the acquisition had occurred at January 1, 2004 after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

Total revenues	$36,422
Net loss	$(6,564)
Net loss per share — basic and diluted	$(0.67)

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results that would have occurred if the Company and JCA had been a consolidated entity during all of 2004.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2006:
Total revenues	$13,746	$16,326	$18,836	$13,318
Cost of product revenues	10,109	11,545	12,928	9,638
Net income (loss)(1)	(1,178)	(207)	911	(870)
Basic net income (loss) per share	$(0.10)	$(0.02)	$0.08	$(0.08)
Diluted net income (loss) per share	$(0.10)	$(0.02)	$0.06	$(0.08)
2005:
Total revenues	$9,100	$12,242	$14,320	$13,073
Cost of product revenues	6,288	8,072	9,782	9,444
Net income (loss)(2)	(847)	318	(193)	(152)
Basic net income (loss) per share	$(0.08)	$0.03	$(0.02)	$(0.01)
Diluted net income (loss) per share	$(0.08)	$0.03	$(0.02)	$(0.01)

(1)	Net income (loss) for the first quarter, second quarter, third quarter and fourth quarter of 2006 includes net charges of $866,000, $1.1 million, $1.1 million and $1.1 million, respectively, for amortization of intangible assets, loss on sale of fixed assets related to the relocation of the Company’s corporate headquarters, transaction costs and non-cash stock compensation expense.

(2)	Net income (loss) for the first quarter, second quarter, third quarter and fourth quarter of 2005 includes net charges of $175,000, $106,000, $925,000 and $230,000, respectively, for a restructuring benefit, amortization of intangible assets and expensing of transaction costs for a suspended secondary offering.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of December 31, 2006, our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Burr, Pilger & Mayer LLP, an independent registered public accounting firm, as stated in their report appearing below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Endwave Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Endwave Corporation and its subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Endwave Corporation and its subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Endwave Corporation and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endwave Corporation and its subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and the related financial statement schedule and our report dated March 13, 2007 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/  Burr, Pilger, & Mayer LLP

San Jose, California
March 13, 2007

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages as of February 16, 2007 and their positions with us, as well as certain biographical information of these individuals, are as follows:

Name	Age	Position

Edward A. Keible, Jr.	63	Chief Executive Officer, President and Director
John J. Mikulsky	61	Chief Operating Officer and Executive Vice President
Brett W. Wallace	42	Chief Financial Officer, Executive Vice President and Secretary
Edward C.V. Winn(1)(2)(3)	68	Chairman of the Board of Directors
Joseph J. Lazzara(1)(2)(3)	55	Director
John F. McGrath, Jr.(1)	42	Director
Wade Meyercord(2)(3)	66	Director
Eric Stonestrom(2)(3)	45	Director

(1)	Member of the Audit Committee

(2)	Member of the Nominating and Governance Committee

(3)	Member of the Compensation Committee

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

Brett W. Wallace has served as Executive Vice President since March 2006 and as our Chief Financial Officer and Secretary since April 25, 2006. From November 2004 until February 2006, Mr. Wallace was a Managing Director in investment banking with Raymond James & Associates. From June 1999 until October 2004, Mr. Wallace was a Managing Director in investment banking with Piper Jaffray & Co. Prior to 1999, Mr. Wallace worked with C.E. Unterberg, Towbin, most recently as a Managing Director in investment banking. Mr. Wallace holds a B.A. in economics from the University of California, Berkeley and an M.B.A. from UCLA’s Anderson School of Management.

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

Joseph J. Lazzara has served as a director of Endwave since February 2004. Since September 2006, Mr. Lazzara has served as the Vice Chairman and as a director of Omron Scientific Technologies, Inc. (formerly known as Scientific Technologies, Inc.), a manufacturer and supplier of machine safeguarding products and automation sensors that was acquired by Omron Corporation, a publicly traded Japanese Corporation in September 2006. Since September 2006, Mr. Lazzara has also served as the Vice Chairman and Director of Automation Products Group, Inc., a privately held manufacturer of automation sensors, including level, pressure and ultrasonic sensors. Prior to the acquisition of Scientific Technologies by Omron in September 2006, Scientific Technologies was publicly traded and Mr. Lazzara served as the Chief Executive Officer between June 1993 and September 2006, as the President of Scientific Technologies between June 1989 and September 2006 and as the Treasurer and a director of Scientific Technologies between September 1984 and September 2006. Mr. Lazzara served as a Vice President of Scientific Technologies between September 1984 and June 1989. He also served as Treasurer and a director of Scientific Technologies’s parent company, Scientific Technology Incorporation, between August 1981 and September 2006. Prior to August, 1981, Mr. Lazzara was employed by Hewlett-Packard Company, a global technology solutions provider, in Process and Engineering Management. Mr. Lazzara received a B.S. in engineering from Purdue University and an M.B.A. from Santa Clara University. Mr. Lazzara also serves as a member of the Board of Directors of AeA (the American Electronics Association).

John F. McGrath, Jr. has served as a director of Endwave since January 2005. Mr. McGrath is currently the Vice President and Chief Financial Officer for Network Equipment Technologies, a manufacturer of data networking equipment for government and enterprise applications, a position he has held since 2001. Prior to joining Network Equipment Technologies, Mr. McGrath was an independent consultant to enterprise software firm Niku Corporation. From 1997 to 2000, Mr. McGrath served in various financial capacities at Aspect Communications, including as Vice President of Finance and Director of Finance for Europe, Middle East and Africa. Prior to that, he was Director of Finance for TCSI Corporation. From 1986 to 1991, Mr. McGrath worked as a Manager in the High Technology/Manufacturing Group at Ernst & Young LLP. Mr. McGrath holds a B.S. in Accounting from the University of Wyoming and an M.B.A. from the Stanford Graduate School of Business and is a registered C.P.A. in the state of California. Mr. McGrath is also on the board of the Presidio Fund, a publicly traded mutual fund.

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

Eric D. Stonestrom has served as a director of Endwave since July 2006. Mr. Stonestrom is currently President and Chief Executive Officer of Airspan Networks, a supplier of broadband wireless equipment. Mr. Stonestrom joined Airspan at its inception in January 1998 as Executive Vice President and Chief Operating Officer. In May 1998, he was named Airspan’s President and Chief Executive Officer as well as a member of the Board of Directors. From 1995 to January 1998, Mr. Stonestrom was employed by DSC Communications Corporation as a Vice President of operating divisions, including the Airspan product line. From 1984 until 1995, Mr. Stonestrom worked at Bell Laboratories and AT&T in a variety of positions. He received B.S., M.S. and M. Eng. degrees in 1982, 1983 and 1984, respectively, from the College of Engineering at the University of California at Berkeley.

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

We have a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control of our management. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the Class I directors to expire at our 2007 annual meeting of stockholders, the term of office of the Class II directors to expire at our 2008 annual meeting of stockholders and the term of office of the Class III directors to expire at our 2009 annual meeting of stockholders. Class I consists of Messrs. Lazzara and Stonestrom; Class II consists of Messrs. Meyercord and McGrath; and Class III consists of Messrs. Keible and Winn. Directors elected to succeed those directors whose terms expire will be elected to a three-year term of office. All directors hold office until the next annual meeting of stockholders in the year in which their terms expire and until their successors have been duly elected and qualified. Executive officers serve at the discretion of our Board of Directors. There are no family relationships between any of our officers and directors.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except as follows:

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

Audit Committee

The Audit Committee of our Board of Directors, currently comprised of Messrs. Lazzara, McGrath and Winn, oversees our corporate accounting and financial reporting process in line with the Audit Committee Charter. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of, and assesses the qualifications and independence of, our independent registered public accounting firm; determines and approves the engagement of our independent registered public accounting firm; determines whether to retain or terminate our existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of our independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our audit engagement team as required by law; confers with management and our independent registered public accounting firm regarding the effectiveness of our internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm, including reviewing our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our Board of Directors annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent, as independence is currently defined in Rule 4200(a) (15) of the NASDAQ listing standards. Our Board of Directors has determined that Messrs. Winn and McGrath qualify as “audit committee financial experts,” as defined in applicable Securities and Exchange Commission rules.

Compensation Committee

The Compensation Committee of our Board of Directors, currently comprised of Messrs. Lazzara, Meyercord, Stonestrom and Winn, reviews and approves our overall compensation strategy and policies. Ms. Sharer was a member of the Compensation Committee in 2005 and until her resignation from our Board of Directors in February 2006. The Compensation Committee reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management; reviews and approves the compensation and other terms of employment of our Chief Executive Officer; reviews and approves the compensation and other terms of employment of our other officers; and administers our stock option and purchase plans, pension and profit sharing plans, stock bonus plans, deferred compensation plans and other similar programs. All current members of our Compensation Committee are, and all former members of our Compensation Committee have been, independent within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards.

Nominating and Governance Committee

The Nominating and Governance Committee of our Board of Directors, currently comprised of Messrs. Lazzara, Meyercord, Stonestrom and Winn, is responsible for: identifying, reviewing and evaluating candidates to serve as members of our Board of Directors, consistent with criteria approved by our Board of Directors; reviewing and evaluating incumbent directors and recommending candidates for election to our Board of Directors; making recommendations to our Board of Directors regarding the membership of the committees of our Board of Directors; and assessing the performance of management and our Board of Directors. Ms. Sharer was a member of the Nominating Committee in 2005 and until her resignation from our Board of Directors in February 2006. All current members of our Nominating and Governance Committee are, and all former members of our Nominating and Governance Committee have been, independent within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards.

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

Endwave Corporation
Attention: Investor Relations
130 Baytech Drive
San Jose, CA 95134

Item 11.	Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Our primary objectives with respect to executive compensation are to attract and retain the best possible executive talent, to link annual and long-term cash and stock incentives to achievement of measurable corporate goals and individual performance, and to align executives’ incentives with stockholder value creation. To achieve these objectives, we have implemented and maintain compensation plans that tie a substantial portion of executives’ overall compensation to our financial performance and common stock price. Overall, the total compensation opportunity is intended to create an executive compensation program that is competitive with comparably-sized companies, as it is these companies with whom we compete most vigorously for executive and technical talent. We refer to these companies in this compensation discussion and analysis as comparable companies.

Role of Compensation Committee

Our Compensation Committee approves, administers and interprets our executive compensation and benefit policies and plans. Our Compensation Committee is appointed by our Board of Directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. Our Compensation Committee comprises Mr. Wade Meyercord, Mr. Joseph J. Lazzara, Mr. Eric D. Stonestrom and Mr. Edward C.V. Winn. Our Compensation Committee is chaired by Mr. Meyercord, President of Meyercord and Associates, a consulting firm specializing in executive compensation.

Our Compensation Committee has primary responsibility for ensuring that our executive compensation and benefit program is consistent with our compensation philosophy and corporate governance guidelines and is responsible for determining the executive compensation packages offered to our executive officers. The responsibilities of the Compensation Committee, as stated in its charter, include the following:

•	Developing compensation policies that will attract and retain the highest quality executives, that will clearly articulate the relationship of corporate performance to executive compensation and will reward executives for Endwave’s progress;

•	Proposing to the Board of Directors the adoption, amendment and termination of stock option plans, stock appreciation rights plans, pension and profit sharing plan, stock bonus plans, stock purchase plans, bonus plans, deferred compensation plans and other similar plans;

•	Granting rights, participation and interests in such plans to eligible participants, subject in certain cases to ratification by the Board of Directors;

•	Reviewing and approving such other compensation matters as may be necessary or appropriate in view of the Compensation Committee’s overall responsibility.

Our Compensation Committee plays an integral role in setting executive officer compensation each year. In the first quarter of each year, our Compensation Committee holds a regular meeting in which our Chief Executive Officer and Chief Financial Officer review with the Compensation Committee Endwave’s financial and business performance for the previous year and management’s business outlook and operating plan for the current year. In reviewing the prior year’s performance, the Compensation Committee compares our performance to the financial and operational goals set for such year and the bonus targets. In this meeting, the Chief Executive Officer also reviews with the Compensation Committee his assessment of the individual performance of each executive officer, including his own performance, according to a variety of qualitative performance criteria and salary and bonus trends. In addition, during the fourth quarter of each year, the Chairman of the Compensation Committee discusses with the full Board, recent data and current trends in equity ownership programs for comparable companies. Taking into account the information conveyed and discussed at these meetings and the recommendations of our Chief

Executive Officer, the Compensation Committee then determines, subject in some cases to ratification by the full Board of Directors:

•	The amount of bonus to be awarded to each executive officer in respect of the prior year’s performance;

•	Whether to raise, lower or maintain the executive officer’s base salary for the current year;

•	The bonus targets to be set for the executive officers for the current year; and

•	Option grants, if any, to be awarded to each executive officer.

Each element of our executive compensation system is described in more detail below.

Peer Company Comparisons

Each year, the Compensation Committee reviews the executive compensation programs and amounts at comparable companies. Although Endwave’s total compensation packages target median pay among comparable companies for median performance by comparable executives, the individual elements of our executive program (base salary, annual incentive compensation, equity compensation and benefits) may vary from group medians.

Since our initial public offering in 2000, the Compensation Committee has studied comparable companies to calibrate pay and performance. For this purpose, for 2006, the Compensation Committee looked at companies with less than $200 million in annual revenues as described in the quarterly executive salary survey published by Radford Surveys + Consulting, a unit of Aon Consulting. We believe this survey is appropriate for benchmarking pay and performance because: the companies surveyed are similar in size, both in terms of revenues and market capitalization, to Endwave; Endwave competes with many of the surveyed companies for executive and technical talent; and companies in the indices are selected independently by Radford. We do not benchmark our executive compensation solely against companies in our industry because few of our competitors are close to our size. Most of our competitors are very large, diversified companies or very small, privately-held companies. Rather, we focus on the companies with whom we compete most vigorously for executive and technical talent.

Elements of Executive Compensation

Our executive compensation consists of base salary, annual cash incentive, equity plan participation and customary broad-based employee benefits. Consistent with our pay for performance philosophy, the Compensation Committee believes that we can better motivate executive officers to enhance stockholder return if a relatively large portion of their compensation is “at risk” — that is, contingent upon the achievement of performance objectives and overall strong company performance. The mix of base salary, target annual incentive (in the form of an annual cash bonus based on achievement of objectives) and anticipated long-term incentive (in the form of appreciation in shares underlying stock options) varies depending on the officer’s position level, but is always heavily weighted toward annual incentive and long-term incentive compensation, as we believe that best aligns our executive officers’ interests with that of our stockholders. The Compensation Committee believes that the compensation of executives who set the overall strategy for the business and have the greatest ability to execute that strategy should be largely performance-based. Consequently, at least 50% of the target cash compensation of our Chief Executive Officer and 37.5% of the target cash compensation to each of our other executive officers is based on overall company performance.

Base Salary:  Base salaries for our executives are established based on the scope of their responsibilities, taking into account market compensation paid by comparable companies for equivalent positions. Base salaries are reviewed on an annual basis and any increases are similar in scope to our overall corporate salary increase. For comparison purposes, we have utilized compensation survey data from Radford Surveys + Consulting, a unit of Aon Consulting. Our philosophy is to target executive base salaries near the median range of salaries for executives in equivalent positions at comparable companies. We believe targeting executive salaries at the median relative to comparable companies reflects our best efforts to ensure we are neither overpaying nor underpaying our executives.

Annual Cash Incentive:  Our executive incentive compensation plan provides for a cash award, dependent upon attaining stated corporate objectives and personal performance goals. The goal of our executive incentive compensation plan is to reward executives for the achievement of certain financial and strategic goals. The

Compensation Committee approves the performance criteria on an annual basis and these financial and strategic goals typically have a one-year time horizon. During 2006, the relevant performance goals were based on revenues, gross margin percentage, operating margin and cash flow from operations. For 2007, the Compensation Committee resolved to discontinue the use of cash flow from operations as a relevant performance factor and replaced it with operating asset turnover in order to provide greater incentive for balance sheet efficiency. The Compensation Committee and management use these factors because they are easy to measure and compare to comparable companies and because they are reflective of success and growth in our business and the creation of long-term stockholder value.

Each executive officer’s annual cash incentive payment is dependent on the degree of achievement with regard to each performance goal. These performance goals are established so that target attainment is not assured. The attainment of payment for performance requires significant effort on the part of our executives. Our Compensation Committee establishes goals under the Executive Incentive Plan that it believes will be realistic but difficult for our executive officers to achieve. For each performance factor, the Compensation Committee assigns four different percentage payout levels (in 2006 and 2007, 0%, 10%, 25% or 35%), depending on Endwave’s financial performance. Therefore, the performance factor multiplier can range from 0% if Endwave does not attain any of its performance goals to 140% if Endwave achieves its highest targets on all four performance goals. This performance multiplier is then multiplied by the executive officer’s target (100% of base salary for our Chief Executive Officer and 75% of base salary for our Executive Vice Presidents), deriving the maximum bonus awards achievable of 140% of base salary for our Chief Executive Officer and 105% of base salary for our Executive Vice Presidents. An executive officer’s bonus may be increased or decreased in the discretion of the Compensation Committee, to take into account any factors the Compensation Committee deems relevant, such as superior or sub-par performance by a particular executive officer or to take into account particular factors affecting Endwave’s business for the year that distorted the Company’s financial performance. Based on Endwave’s financial performance and an analysis of each executive officer’s contributions in 2006, the Compensation Committee determined payment of 2006 annual bonuses of 50% of base salary for our Chief Executive Officer and 37.5% of base salary for our Executive Vice Presidents. The value of the annual bonuses paid to our named executive officers is reflected in the Summary Compensation Table below.

Stock Options:  We believe that stock ownership is an important factor in aligning corporate and individual goals. Therefore, we utilize stock options to encourage long-term performance, with excellent corporate performance (as manifested in our common stock price) and extended officer tenure producing potentially significant value. Upon joining Endwave, executive officers receive an initial stock option grant commensurate with their experience level and scope of their responsibilities. In addition, all executive officers receive annual option grants. On an annual basis, the Compensation Committee reviews with the Board the percentage ownership of Endwave held by employees and compares that to the employee ownership of comparable companies. Based on this review, the Compensation Committee approves an annual grant. For 2006, the aggregate annual grant to all employees was approximately 3% of fully-diluted shares.

All option grants are approved by the Compensation Committee at Endwave’s regularly quarterly Board of Directors meeting. The options are approved so that the grant date is three days after the release of our financial results for the preceding quarter. The exercise price for option awards is determined as the closing price on the day prior to grant. As permitted under U.S. generally accepted accounting principles, Endwave has historically determined fair market value under its stock option plans based upon the closing market price as reported by the NASDAQ Global Market for the day preceding the date of grant.

Other Benefits:  Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life, disability, and accidental death and dismemberment insurance, our 401(k) plan and our Employee Stock Purchase Plan (“ESPP”). During 2006, we made group life insurance payments as reflected in the Summary Compensation Table below. Other than these payments, the executive officers participate on the same basis as other employees and there were no other special benefits or perquisites provided to any executive officer in 2006. We do not maintain any pension plan, retirement benefit or deferred compensation arrangements other than our 401(k) plan. Endwave currently has a program applicable to all of its 401(k) plan participants under which it matches 50% of employee contributions up to a maximum of 4% of base salary.

Chief Executive Officer Compensation

In general, the factors utilized in determining Mr. Keible’s compensation were similar to those applied to the other executive officers in the manner described in the preceding paragraphs. A significant percentage of his potential compensation was, and continues to be, subject to consistent, positive, long-term company performance. Based on a review of the above mix of factors, for 2006, the Compensation Committee granted to Mr. Keible compensation as detailed in the Summary Compensation Table below. Based on these figures, over 65% of Mr. Keible’s total compensation was based on variable components such as performance-based cash bonus and stock options.

Employment, Severance and Change in Control Agreements

Executive Officer Severance and Retention Plan:  We believe that the retention of our executive officers is critical to our business. Given the competitive nature of the technology industry, the demand for experienced executives is high. Moreover, the level of involuntary terminations of executives in the technology industry is high. In order to encourage our key employees to remain with Endwave, our board of directors has established and maintained our Executive Officer Severance and Retention Plan. Under the Executive Officer Severance and Retention Plan, if an executive officer is terminated without cause, or resigns for certain specified reasons constituting constructive termination, the executive officer will receive (i) salary and benefits continuation based on the executive officer’s position and length of service with us and (ii) acceleration of vesting on the unvested portion of some of the executive officer’s stock options, based on the officer’s position and length of service with us. In the case of the Chief Executive Officer, the salary and benefits continuation period will be equal to the greater of two months for every year of service to us, or a total of 12 months, if the termination of employment does not occur in connection with, or within six months after, a change in control transaction. In the case of an Executive Vice President, the salary and benefits continuation will be equal to the greater of 1.5 months for every year of service to us, or a total of nine months, if the termination of employment does not occur in connection with, or within six months after, a change in control transaction. The Compensation Committee believes that it is in the best interests of stockholders if our executive officers are able to focus on the company’s business during both strong and weak business cycles without being distracted by the near-term financial impact that a potential termination of employment might have on them personally. Under the circumstances set forth above, subject to certain exceptions, an executive officer will vest as if the executive officer had remained employed by Endwave for twice the salary continuation period described above. Upon the closing of a change in control transaction, each executive officer will receive this same amount of acceleration of vesting even if his or her employment is not terminated. However, if an executive officer’s employment is terminated by us without cause or by the executive officer for certain specified reasons in connection with, or within six months after, the change in control transaction, the executive officer will receive salary continuation for twice the period that would have applied had such termination not occurred in connection with a change in control, and additional accelerated vesting in the same amount as provided when termination does not occur in connection with a change in control transaction. The Compensation Committee believes it is in the best interests of stockholders if our executive officers are able to evaluate the potential merits of a change-of-control transaction objectively without being distracted by the potentially adverse personal impact on themselves. The Compensation Committee believes that the total potential value of all change of control agreements with our executive officers is not disproportionate to the overall market value of Endwave.

Potential 2006 Severance and Retention Benefits assuming no Change of Control

The following table shows the potential payout to named executive officers under our Executive Officer Severance and Retention Plan assuming there is no change of control in connection with, or within six months after, a change of control. The analysis assumes the employees were terminated without cause on December 29, 2006:

		COBRA	Option	Total
Name	Salary(1)	Benefits(2)	Awards(3)	Benefit

Edward A. Keible, Jr.	$712,000	$22,014	$111,316	$845,330
John J. Mikulsky	$315,000	$19,699	$40,608	$375,307
Brett W. Wallace	$157,500	$11,819	$67,950	$237,269

(1)	Reflects 2 months salary for each full year of employment for Mr. Keible (24 months total), 1.5 months salary for each full year of employment for Mr. Mikulsky (15 months total) and 9 months salary for Mr. Wallace.

(2)	Reflects 2 months coverage for each full year of employment for Mr. Keible (24 months total), 1.5 months coverage for each full year of employment for Mr. Mikulsky (15 months total) and 9 months coverage for Mr. Wallace.

(3)	Reflects value of options accelerated in the event of termination without cause without a change of control. The value set forth above represents the difference between the option exercise price and the closing price of Endwave’s common stock on December 29, 2006, multiplied by the number of shares as to which vesting would have been accelerated.

Potential 2006 Severance and Retention Benefits assuming a change of control

The following table shows the potential payout to named executive officers under our Executive Officer Severance and Retention Plan assuming there is a change of control in connection with, or within six months after, such change of control. The analysis assumes the employees were terminated without cause on December 29, 2006:

		COBRA	Option	Total
Name	Salary(1)	Benefits(2)	Awards(3)	Benefit

Edward A. Keible, Jr.	$1,424,000	$22,014	$111,316	$1,557,330
John J. Mikulsky	$630,000	$19,699	$50,297	$699,996
Brett W. Wallace	$315,000	$11,819	$135,900	$462,719

(1)	Reflects 4 months salary for each full year of employment for Mr. Keible (48 months total), 3.0 months salary for each full year of employment for Mr. Mikulsky (30 months total) and 18 months salary for Mr. Wallace.

(2)	Reflects 2 months coverage for each full year of employment for Mr. Keible (24 months total), 1.5 months coverage for each full year of employment for Mr. Mikulsky (15 months total) and 9 months coverage for Mr. Wallace.

(3)	Reflects value of options accelerated in the event of termination without cause in connection with a change of control. The value set forth above represents the difference between the option exercise price and the closing price of Endwave’s common stock on December 29, 2006, multiplied by the number of shares as to which vesting would have been accelerated.

Transaction Incentive Plan:  In February 2007, our Board of Directors resolved to terminate a transaction incentive plan that we had in place during 2006. This plan, which was implemented in 2003, prescribed certain benefits for our executive officers upon a change of control. No payments were ever made pursuant to this plan.

Named Executive Officer Compensation

The following table provides information regarding all plan and non-plan compensation awarded to, earned by or paid to our chief executive officer, our chief financial officer, each of our other executive officers serving as such at the end of 2006 for all services rendered in all capacities to us during 2006. We refer to these executive officers as our named executive officers.

2006 Summary Compensation Table

				Non-Equity
			Option	Incentive Plan	All Other	Total
Name and Principal Position	Salary(1)	Bonus(2)	Awards(3)	Compensation(4)	Compensation(5)	Compensation(6)

Edward A. Keible, Jr.	$325,631	—	$431,546	$178,000	$10,089	$945,266
President and Chief Executive Officer
John J. Mikulsky	$250,846	—	$190,347	$94,500	$7,267	$542,960
Chief Operating Officer
and Executive Vice President
Brett W. Wallace(7)	$170,038	—	$349,168	$65,625	$315	$582,146
Chief Financial Officer,
Executive Vice President and
Corporate Secretary
Julianne M. Biagini(8)	$78,654	—	$188,964	—	$3,555	$271,173
Senior Vice President
Formerly Chief Financial Officer

(1)	The amounts in this column include any salary contributed by the named executive officer to our 401(k) plan.

(2)	Bonus amounts paid in 2007 were made under our executive incentive plan and are included in the “Non-Equity Incentive Plan Compensation” column.

(3)	The amounts included in the “Option Awards” column represent the compensation cost recognized by Endwave in 2006 related to stock option awards to named executive officers, computed in accordance with SFAS No. 123(R). For purposes of this table, the value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions, see Note 8 to our consolidated financial statements included elsewhere in this report.

(4)	The amounts in this column represent total performance-based bonuses earned for services rendered during 2006.

(5)	All Other Compensation represents group life insurance payments and 401(k) employer matching contributions made by Endwave for 2006.

(6)	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the preceding columns.

(7)	Mr. Wallace joined Endwave on March 1, 2006, as Executive Vice President. He was promoted to Chief Financial Officer on April 25, 2006. Mr. Wallace’s annualized base salary for 2006 was $210,000.

(8)	Ms. Biagini is currently on a leave of absence that began on April 25, 2006. During such leave, Ms. Biagini is not eligible for any compensation or benefits. However, as Ms. Biagini continues to serve as Endwave’s representative on the Board of Directors of the American Electronics Association and its Executive Committee of the Board of Directors, the Compensation Committee has determined that Ms. Biagini’s options should continue to vest during her leave of absence.

The following table provides information with regard to potential cash bonuses paid or payable in 2006 under our performance-based, non-equity incentive plan, and with regard to each stock option granted to each named executive officer during 2006. Other than the options awards, there were no other stock awards granted during 2006.

Grants of Plan-Based Awards in Fiscal 2006 (1)

					All Other		Grant Date
					Option		Closing	Grant Date
					Awards:	Exercise or	Market	Fair
					Number of	Base	Price of	Value of
					Securities	Price of	Securities	Stock and
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Underlying	Option	Underlying	Option
		Threshold	Target	Maximum	Options	Awards	Option	Awards
Name	Grant Date	($)	($)	($)	(#)	($/Sh)	($/Sh)(1)	($)(2)

Edward A. Keible, Jr.	2/7/06	$0	$356,000	$498,400	75,000	$9.77	$9.57	$476,250
John J. Mikulsky	2/7/06	$0	$189,000	$264,600	30,000	$9.77	$9.57	$190,500
Brett W. Wallace	3/1/06	$0	$131,250	$183,750	120,000	$9.32	$10.96	$762,000
Julianne M. Biagini	2/7/06	—	—	—	30,000	$9.77	$9.57	$190,500

(1)	The exercise price for option awards is determined as the closing price on the day prior to grant. Therefore, the grant date closing price of the security underlying the option can differ materially, positively or negatively, from the exercise price of the option award.

(2)	The amounts included in the “Grant Date Fair Value of Option Awards” column represent the compensation cost recognized by Endwave in 2006 related to stock option awards to named executive officers, computed in accordance with SFAS No. 123(R). For purposes of this table, the value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions, see Note 8 to our consolidated financial statements.

The following table provides information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2006. Other than stock options as noted, there were no other stock awards outstanding at December 31, 2006.

Outstanding Equity Awards at December 31, 2006

	Number of Securities Underlying
	Unexercised Options(1)		Option	Option
Name and Principal Position	Exercisable	Unexercisable	Exercise Price	Expiration Date

Edward A. Keible, Jr.	75,000	0	$9.77	2/6/2016
	37,500	0	$10.20	8/2/2014
	42,500	0	$10.22	2/2/2014
	32,813	0	$21.47	2/3/2015
	37,500	0	$34.89	7/31/2015
John J. Mikulsky	5,860	0	$1.17	1/30/2013
	13,894	0	$1.93	6/5/2013
	30,000	0	$9.77	2/6/2016
	15,000	0	$10.20	8/2/2014
	25,000	0	$10.22	2/2/2014
	4,923	0	$11.75	1/5/2011
	15,000	0	$21.47	2/3/2015
	30,000	0	$34.89	7/31/2015
Brett W. Wallace	120,000	0	$9.32	2/29/2016
Julianne M. Biagini	30,000	0	$9.77	2/6/2016
	15,000	0	$10.20	8/2/2014
	25,000	0	$10.22	2/2/2014
	13,126	0	$21.47	2/3/2015
	15,000	0	$34.89	7/31/2015

(1)	Each option vests as to 1/8 of the shares of common stock underlying it on the six month anniversary of the grant date, with the remaining seven-eighths of the grant vesting in equal quarterly installments over the remaining four-year vesting period. All options described in the above table are reflected as exercisable because all options granted to our executive officers have an “early exercise” feature that allows optionees to exercise unvested options, subject to our right to repurchase the unvested shares at cost upon the optionee’s termination of employment. Each option expires ten years after the date of grant or, if earlier, three months after termination of employment in most cases.

2006 Option Exercises

The following table shows the number of shares acquired pursuant to the exercise of options by each named executive officer during 2006 and the aggregate dollar amount realized by the named executive officer upon exercise of the option. Other than stock options as noted, there were no other stock awards exercised during 2006.

Shares
	Acquired	Value
Name and Principal Position	Upon Exercise	Realized(1)

Edward A. Keible, Jr.	51,256	$540,952
John J. Mikulsky	—	—
Brett W. Wallace	—	—
Julianne M. Biagini	—	—

(1)	The aggregate dollar amount realized upon the exercise of an option represents the difference between the aggregate market price of the shares of our common stock underlying that option on the date of exercise and the aggregate exercise price of the option.

Compensation of Non-Employee Directors

The following table provides information regarding compensation paid to our non-employee directors who served on our board as of December 31, 2006.

	Fees Paid	Option	Total
Name	in Cash	Awards(1)	Compensation

Edward C.V. Winn, Chairman	$43,000	$69,075	$112,075
Joseph J. Lazzara	$33,000	$90,039	$123,039
John F. McGrath	$42,000	$118,849	$160,849
Wade Meyercord	$29,250	$88,079	$117,329
Eric D. Stonestrom(2)	$9,000	$43,790	$52,790

(1)	The amounts included in the “Option Awards” column represent the compensation cost recognized by Endwave in 2006 related to stock option awards to each member of our Board of Directors, computed in accordance with SFAS No. 123(R). For purposes of this table, the value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions, see Note 8 to our consolidated financial statements.

(2)	Mr. Stonestrom was appointed to the Endwave Board of Directors on July 19, 2006.

At its February 2007 meeting, the Compensation Committee completed its annual review of cash and equity compensation of the board. The Compensation Committee reviewed the cash and equity board compensation paid by a set of 20 technology companies with revenues and market capitalization similar to those of Endwave. The Compensation Committee recommended to the full Board of Directors cash compensation as shown below, and the Board of Directors approved. The levels of cash compensation were set based on projected current median pay levels of the peer group. Equity compensation levels were also reviewed and compared with the peer group, but no changes were made. The non-employee directors of Endwave will receive for fiscal year 2007 and thereafter, until changed by the Board of Directors, fees for service on the our Board of Directors as listed in the table below. The members of the Board of Directors are also eligible for reimbursement for travel expenses incurred in connection with attendance at Board of Directors and committee meetings in accordance with Endwave company policy.

Board Membership Fees Payable to Non-Employee Directors
Non-Employee Director Annual Retainer	$20,000
Board Chair Annual Retainer	$10,000
Audit Committee Chair Annual Retainer	$16,000
Audit Committee Member Annual Retainer	$6,000
Compensation Committee Chair Annual Retainer	$8,000
Compensation Committee Member Annual Retainer	$3,000
Nominating and Governance Committee Chair Annual Retainer	$3,000
Nominating and Governance Committee Member Annual Retainer	$0
Board Meeting Fee (in person)	$1,000
Board Meeting Fee (telephonic)	$0
Committee Meeting Fee (in person)	$0
Committee Meeting Fee (telephonic)	$0

Non-employee directors are eligible to receive automatic option grants made under Endwave’s 2000 Non-Employee Director Plan and Endwave’s 2000 Equity Incentive Plan. Pursuant to these plans, each non-employee director is granted an option, referred to as an initial option, to purchase 20,000 shares of common stock automatically upon his or her initial election or appointment to the Board of Directors. Each non-employee director is also granted an option, referred to as an annual option, to purchase an additional 6,000 shares of common stock each year after his or her election or appointment to the Board of Directors. Prior to 2006, annual options were granted following the date of our annual meeting of stockholders. In 2006 and for future years, such option is granted on May 1. In either case, if any non-employee director has not served in that capacity for the entire period since the preceding grant date, then the number of shares subject to the annual grant will be reduced, pro rata, for each full quarter the director did not serve during the previous period. All such options expire after ten years and have an exercise price equal to the fair market value on the date of grant. All such options granted prior to February 2005, and all initial options granted thereafter, vest over four years at the rate of 1/48 of the total option shares per month. Annual options granted after February 2005 vest over two years at the rate of 1/24 of the total option shares per month. Our non-employee directors are also eligible to participate in Endwave’s 2000 Equity Incentive Plan on a discretionary basis. No discretionary awards were made to non-employee directors during 2006.

Report of the Compensation Committee1

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, contained in this report. Based on this review and discussion, the Compensation

1 The material in this report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Committee has recommended to our board of directors that the CD&A be included in this report as well as our proxy statement for our 2007 annual meeting of stockholders.

Wade Meyercord
Joseph Lazzara
Eric Stonestrom
Edward Winn

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of February 16, 2007 by: (i) each of our named executive officers; (ii) each director; (iii) our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Except as otherwise indicated, the address of each of the persons set forth below is c/o Endwave Corporation, 130 Baytech Drive, San Jose, California 95134.

	Shares Beneficially
	Owned(1)
Name and Address	Number	Percent(2)

Entities affiliated with Wood River	4,102,247	35.48%
Management LLC(3)
c/o Arthur Steinberg, Esq,
Kaye Scholer LLP
425 Park Avenue
New York, NY 10022
Entities affiliated with EagleRock	757,363	6.55
Capital Management(4)
551 Fifth Avenue, 34(th) Floor
New York, NY 10176
Entities affiliated with Potomac Capital	1,076,586	9.31
Management(5)
825 Third Avenue
New York, NY 10022
Entities affiliated with Oak Management	3,900,000	25.22
Corporation, XI, LLC(6)
One Gorham Island
Westport, CT 06880
Pate Capital Partners, LP	800,000	6.90
555 Montgomery Street, Ste. 603(7)
San Francisco, CA 94111
Edward A. Keible, Jr.(8)	390,550	3.38
John J. Mikulsky(9)	237,664	2.06
Brett W. Wallace(10)	160,000	1.38
Edward C.V. Winn(11)	19,988	*
Joseph J. Lazzara(12)	16,756	*
John F. McGrath, Jr.(11)	13,153	*
Wade Meyercord(11)	15,224	*
Eric Stonestrom(11)	3,333
All directors and executive officers as a group (9 persons)(13)	856,668	7.40

*	Less than one percent.

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

(2)	Applicable percentages are based on 11,563,209 shares outstanding on February 16, 2007, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(3)	Includes 1,980,071 shares held by Wood River Partners, L.P. (the “Partnership”) and 2,122,176 shares held by Wood River Partners Offshore, Ltd. (the “Offshore Fund”). Wood River Capital Management, L.L.C. (the “Adviser”) is an investment adviser and is the management company for the partnership and the Offshore Fund and as such may be deemed to beneficially own 4,102,247 shares. Wood River Associates, L.L.C. (the “General Partner”) is the general partner of the Partnership and as such may be deemed to beneficially own 2,122,176 shares. Pursuant to an order of the United States District Court for the Southern District of New York dated October 13, 2005, Arthur Steinberg, Esq. (the “Receiver”) was appointed as the Receiver of the Wood River Entities. Due to the powers and authority conveyed upon the Receiver by the order, the Receiver may be deemed to share beneficial ownership of the shares.

(4)	The shares are held by EagleRock Master Fund, L.P. (“ERMF”) and EagleRock Institutional Partners LP (“ERIP”). EagleRock Capital Management, LLC (“EagleRock”) is the investment manager of ERMF and ERIP and has sole power to vote and dispose of the shares held by ERMF and ERIP and may be deemed to beneficially own such shares. Nader Tavakoli is the Manager of EagleRock and may direct the voting and disposition of the shares held by ERMF and ERIP and may be deemed to beneficially own such shares.

(5)	Potomac Capital Partners LP is a private investment partnership formed under the laws of the State of Delaware. Potomac Capital Management LLC is the General Partner of Potomac Capital Parters LP. Mr. Paul J. Solit is the Managing Member of Potomac Capital Management LLC.

(6)	300,000 shares of Series B Stock are held of record by Oak Investment Partners XI, Limited Partnership, a Delaware limited partnership (“Oak Investment Partners XI,”). Oak Associates XI LLC, a Delaware limited liability company (“Oak Associates XI”), is the general partner of Oak Investment Partners XI and as such may be deemed to beneficially own the shares held by Oak Investment XI. Oak Management Corporation, a Delaware corporation (“Oak Management”), is the investment advisor to Oak Investment Partners XI and as such may be deemed to beneficially own the shares held by Oak Investment XI. Bandel L. Carano, Gerald R. Gallagher, Edward F. Glassmeyer, Fredric W. Harman, Ann H. Lamont and David B. Walrod are general partners, managing members, shareholders, directors and/or officers of Oak Investment XI and as such may be deemed to beneficially own the shares held by Oak Investment XI.

The number of shares of Series B Stock beneficially owned by Oak Investment XI includes 90,000 shares of Series B Stock issuable within 60 days of the date of this table upon exercise of a warrant held by Oak Investment XI. The number of shares of common stock beneficially owned by Oak Investment XI includes 3,900,000 shares of common issuable within 60 days of the date of this table upon conversion of 390,000 shares of Series B Stock beneficially owned by Oak Investment XI.

(7)	The shares are beneficially held by Pate Capital Partners, LP . Bruce A. Pate, General Partner has the sole power to vote or direct the vote of said shares. In addition, Mr. Bruce A. Pate has the sole power to dispose or to direct the disposition of said shares.

(8)	Includes 326,313 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 197,857 shares would be subject to repurchase by us. Includes 4,857 shares held in escrow and that are subject to repurchase. Also includes 59,380 shares held by the Keible Family Trust, of which Mr. Keible is co-trustee.

(9)	Includes 179,677 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 82,316 shares would be subject to repurchase by us. Also includes 600 shares owned by Mr. Mikulsky’s daughter.

(10)	Includes 160,000 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 130,000 shares would be subject to repurchase by us.

(11)	Represents shares issuable upon exercise of options exercisable within 60 days of the date of this table.

(12)	Includes 15,756 shares issuable upon exercise of options exercisable within 60 days of the date of this table. Also includes 1,000 shares held by the Joseph J. and Nancy B. Lazzara Family Trust, of which Mr. Lazzara is co-trustee.

(13)	See footnotes 8 through 12 above, as applicable. Includes 733,444 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 410,173 shares would be subject to a repurchase right by us.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Transactions with Northrop Grumman Corporation

Northrop Grumman Corporation was a beneficial owner of a significant portion of our outstanding common stock from March 2000 through the beginning of December 2005. The record holder of such shares was most recently Northrop Grumman Space & Mission Systems Corp., a wholly-owned subsidiary of Northrop Grumman Corporation. We maintain a supply agreement and a technology services agreement with Northrop Grumman Space & Mission Systems Corp. The supply agreement, which specifies volume and price commitments is effective through September 2008. For the periods presented, during the time Northrop Grumman Space & Mission Systems Corp. was a beneficial owner of our outstanding common stock through December 2005, we recorded purchases of $7.1 million and $4.2 million for 2005 and 2004, respectively.

We also sell various products and services under purchase orders and agreements to various subsidiaries and divisions of Northrop Grumman Corporation. For the periods presented, during the time Northrop Grumman Space & Mission Systems Corp. was a beneficial owner of our outstanding common stock through December 2005, we recognized revenues of $61,000 and $86,000 in 2005 and 2004, respectively. In the years ended December 31, 2005 and 2004, we incurred costs related to these revenues of approximately $39,000 and $51,000.

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

Related-Person Transactions policy and Procedures

We have a corporate policy with regard to our policies and procedures for the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Endwave and any “related person” are participants involving an amount that exceeds $5,000. Transactions involving compensation for services provided to Endwave as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons. This policy is not currently in writing but instead is dictated by principles of Delaware corporate law as in effect at the time and the discharge of our directors’ fiduciary duties to Endwave.

In the event any transaction in which Endwave proposes to engage is a related-person transaction, our management must present information regarding the proposed related-person transaction to the disinterested non-employee members of our board of directors for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to Endwave of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and significant stockholders. In considering related-person transactions, the disinterested non-employee members of the board take into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to Endwave, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the disinterested non-employee members of the board look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of Endwave and its stockholders, as determined in the good faith exercise of such directors’ discretion.

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued by Endwave for the audit and other services provided by our independent registered public accounting firm Burr, Pilger & Mayer LLP for fiscal 2005 and 2006 (in thousands):

	2005	2006

Audit Fees(1)	$464	$558
Tax Fees(2)	0	0
All Other Fees(3)	96	20

Total	$560	$578

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual consolidated financial statements and review of our quarterly condensed consolidated financial statements.

(2)	Tax fees consisted primarily of income tax compliance and related services.

(3)	Represents fees for services provided in connection with other miscellaneous items not otherwise included in the categories above including $20,000 primarily related to the issuance of preferred shares in 2006 and $96,000 related to the filing of a registration statement on Form S-3 in fiscal 2005.

The Audit Committee has determined that the provision by Burr, Pilger & Mayer LLP, of non-audit services is compatible with maintaining the independence of Burr, Pilger & Mayer LLP. During fiscal 2006, all services provided by Burr, Pilger & Mayer LLP were pre-approved by the Audit Committee.

Audit Committee Pre-Approval Policy

The Audit Committee of our Board of Directors has adopted a policy requiring the pre-approval of the engagement of our independent registered public accounting firm prior to rendering any audit or non-audit services in excess of $5,000.

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

(3) Listing of Exhibits:

(b) Intentionally omitted

(c) Exhibits

Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation effective October 20, 2000.
3	.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.
3	.3(1)	Amended and Restated Bylaws effective October 20, 2000.
3	.4(9)	Certificate of Designation for Series A Junior Participating Preferred Stock.
3	.5(12)	Certificate of Designation for Series B Preferred Stock.
4	.1(1)	Form of specimen Common Stock Certificate.
4	.2(8)	Amended and Restated Registration Rights Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated September 14, 2005.
4	.3(9)	Rights Agreement dated as of December 1, 2005 between Endwave Corporation and Computershare Trust Company, Inc.
4	.4(9)	Form of Rights Certificate.
4	.5(12)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.
4	.6(12)	Warrant issued to Oak Investment Partners XI, Limited Partnership.
10	.1(1)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.
10	.2(1)*	1992 Stock Option Plan.
10	.3(1)*	Form of Incentive Stock Option under 1992 Stock Option Plan.
10	.4(1)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.
10	.5(1)*	2000 Equity Incentive Plan, as amended.
10	.6(1)*	Form of Stock Option Agreement under 2000 Equity Incentive Plan.
10	.7(1)*	2000 Employee Stock Purchase Plan.
10	.8(1)*	Form of 2000 Employee Stock Purchase Plan Offering.
10	.9(10)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.
10	.10(1)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.
10	.11(4),(11)*	Description of Compensation Payable to Non-Employee Directors.
10	.12(11)*	2006 Base Salaries for Named Executive Officers.

Number		Description

10	.13(11)*	2006 Executive Incentive Compensation Plan.
10	.14(5)*	Executive Officer Severance and Retention Plan.
10	.16(1)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.
10	.17(1)†	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.
10	.18(1)†	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10	.19(6)†	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.
10	.20(7)†	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.
10	.22(2)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated March 26, 2004.
10	.23(3)	Settlement and Release Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated March 23, 2005.
10	.24(10)†	Purchase Agreement between Nokia and Endwave Corporation dated January 1, 2006.
10	.25(10)†	Frame Purchase Agreement by and between Endwave Corporation and Siemens Mobile Communications Spa dated January 16, 2006.
10	.26(13)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.
10	.27(13)†	Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated July 25, 2006.
10	.28†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.
23.1		Consent of Burr, Pilger & Mayer LLP, independent registered public accounting firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(2)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 25, 2005 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 3, 2005 and incorporated herein by reference.

(5)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(6)	Previously filed with an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 4, 2004 and incorporated herein by reference.

(7)	Previously filed with an amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on August 4, 2004 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 15, 2005 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(10)	Previously filed as an exhibit with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 8, 2006 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(13)	Previously filed with an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

(d) Financial Statement Schedule

ENDWAVE CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

		Additions
		(Reductions)
	Balance at	Charged to	Deductions	Balances
	Beginning	Costs and	and	at End of
	of Period	Expense	Write-offs	Period
	(In thousands)

Year ended December 31, 2006	$296	$(124)	$(41)	$131

Year ended December 31, 2005	$243	$59	$(6)	$296

Year ended December 31, 2004	$284	$66	$(107)	$243

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

By:	/s/ BRETT W. WALLACE
Brett W. Wallace
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Edward A. Keible, Jr. and Brett W. Wallace, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ EDWARD A. KEIBLE, JR. Edward A. Keible, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2007

/s/ EDWARD C.V. WINN Edward C.V. Winn	Chairman of the Board of Directors	March 13, 2007

/s/ JOSEPH J. LAZZARA Joseph J. Lazzara	Director	March 13, 2007

/s/ JOHN F. MCGRATH, JR. John F. McGrath, Jr.	Director	March 13, 2007

/s/ WADE MEYERCORD Wade Meyercord	Director	March 13, 2007

/s/ ERIC STONESTROM Eric Stonestrom	Director	March 13, 2007

INDEX TO EXHIBITS

Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation effective October 20, 2000.
3	.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.
3	.3(1)	Amended and Restated Bylaws effective October 20, 2000.
3	.4(9)	Certificate of Designation for Series A Junior Participating Preferred Stock.
3	.5(12)	Certificate of Designation for Series B Preferred Stock.
4	.1(1)	Form of specimen Common Stock Certificate.
4	.2(8)	Amended and Restated Registration Rights Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated September 14, 2005.
4	.3(9)	Rights Agreement dated as of December 1, 2005 between Endwave Corporation and Computershare Trust Company, Inc.
4	.4(9)	Form of Rights Certificate.
4	.5(12)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.
4	.6(12)	Warrant issued to Oak Investment Partners XI, Limited Partnership.
10	.1(1)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.
10	.2(1)*	1992 Stock Option Plan.
10	.3(1)*	Form of Incentive Stock Option under 1992 Stock Option Plan.
10	.4(1)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.
10	.5(1)*	2000 Equity Incentive Plan, as amended.
10	.6(1)*	Form of Stock Option Agreement under 2000 Equity Incentive Plan.
10	.7(1)*	2000 Employee Stock Purchase Plan.
10	.8(1)*	Form of 2000 Employee Stock Purchase Plan Offering.
10	.9(10)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.
10	.10(1)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.
10	.11(4),(11)*	Description of Compensation Payable to Non-Employee Directors.
10	.12(11)*	2006 Base Salaries for Named Executive Officers.
10	.13(11)*	2006 Executive Incentive Compensation Plan.
10	.14(5)*	Executive Officer Severance and Retention Plan.
10	.16(1)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.
10	.17(1)†	Production Agreement by and between TRW Inc. and the Registrant dated March 31, 2000 for the performance of the Development Agreement by and between TRW Inc. and Nokia Telecommunications OY dated January 28, 1999.
10	.18(1)†	Services Agreement by and between TRW Inc. and the Registrant dated March 31, 2000.
10	.19(6)†	Development Agreement by and between Nokia and the Registrant dated August 14, 2003.
10	.20(7)†	Purchase Agreement by and between Nokia Corporation and the Registrant dated December 31, 2003.
10	.22(2)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated March 26, 2004.
10	.23(3)	Settlement and Release Agreement by and between Northrop Grumman Space & Mission Systems Corp. and the Registrant dated March 23, 2005.
10	.24(10)†	Purchase Agreement between Nokia and Endwave Corporation dated January 1, 2006.
10	.25(10)†	Frame Purchase Agreement by and between Endwave Corporation and Siemens Mobile Communications Spa dated January 16, 2006.
10	.26(13)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

Number		Description

10	.27(13)†	Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated July 25, 2006.
10	.28†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.
23.1		Consent of Burr, Pilger & Mayer LLP, independent registered public accounting firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(2)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 25, 2005 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 3, 2005 and incorporated herein by reference.

(5)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(6)	Previously filed with an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 4, 2004 and incorporated herein by reference.

(7)	Previously filed with an amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on August 4, 2004 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 15, 2005 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(10)	Previously filed as an exhibit with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 8, 2006 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(13)	Previously filed with an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.