Form 10-Q
period 2007-03-31
ENDWAVE CORP
filed 2007-05-08
CIK 1118941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
000-31635
(Commission file number)

ENDWAVE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4333817
(State of incorporation)	(I.R.S. Employer Identification No.)
130 Baytech Drive
San Jose, CA	94085
(Address of principal executive offices)	(Zip code)
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as of April 27, 2007 was 11,573,452 shares. The number of shares of the registrant’s Preferred Stock outstanding as of April 27, 2007 was 300,000 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$26,683	$26,176
Short-term investments	33,597	41,411
Accounts receivable, net	10,913	8,713
Inventories	14,159	17,127
Other current assets	491	640

Total current assets	85,843	94,067
Long-term investments	6,431	—
Property and equipment, net	1,903	2,024
Other assets	112	110
Restricted cash	143	261
Goodwill and intangible assets, net	4,039	4,191

	$98,471	$100,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,978	$4,280
Accrued warranty	2,933	2,928
Accrued compensation	2,071	2,652
Other current liabilities	712	1,164

Total current liabilities	8,694	11,024
Other long-term liabilities	192	231

Total liabilities	8,886	11,255

Contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 300,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,573,452 and 11,556,946 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	12	12
Additional paid-in capital	358,163	357,203
Treasury stock, at cost, 39,150 shares at March 31, 2007 and December 31, 2006	(79)	(79)
Accumulated other comprehensive loss	(18)	(25)
Accumulated deficit	(268,493)	(267,713)

Total stockholders’ equity	89,585	89,398

	$98,471	$100,653

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2006.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues:
Product revenues	$14,593	$13,153
Development fees	158	593

Total revenues	14,751	13,746

Costs and expenses:

Cost of product revenues*	10,620	9,996
Cost of product revenues, amortization of intangible assets	113	113
Research and development*	2,405	2,079
Selling, general and administrative*	3,199	2,958
Amortization of intangible assets	39	39

Total costs and expenses	16,376	15,185

Loss from operations	(1,625)	(1,439)
Interest and other income, net	845	261

Net loss	$(780)	$(1,178)

Basic and diluted net loss per share	$(0.07)	$(0.10)
Shares used in computing basic and diluted net loss per share	11,549,789	11,364,680

*Includes the following amounts related to stock-based compensation:
Cost of product revenues	$105	$88
Research and development	151	120
Selling, general and administrative	586	506
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	March 31,
	2007	2006
Operating activities:
Net loss	$(780)	$(1,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	254
Amortization of intangible assets	152	152
Stock compensation expense	842	714
Amortization of investments, net	(15)	26
Changes in operating assets and liabilities:
Accounts receivable, net	(2,200)	(605)
Inventories	2,979	1,696
Other assets	147	(26)
Accounts payable	(1,302)	(424)
Accrued warranty	5	(108)
Accrued compensation, other current liabilities and other long-term liabilities	(1,072)	(954)

Net cash used in operating activities	(1,055)	(453)

Investing activities:
Change in restricted cash	118	—
Purchases of equipment	(68)	(33)
Proceeds on maturities of investments	28,995	—
Purchases of investments	(27,590)	—

Net cash provided by (used in) investing activities	1,455	(33)

Financing activities:
Proceeds from exercises of stock options, net	107	37

Net cash provided by financing activities	107	37

Net change in cash and cash equivalents	507	(449)
Cash and cash equivalents at beginning of period	26,176	8,456

Cash and cash equivalents at end of period	$26,683	$8,007

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
     Endwave Corporation and its wholly-owned subsidiary, Endwave Defense Systems Incorporated (together referred to as “Endwave” or the “Company”), design, manufacture and market radio frequency (“RF”) modules that enable the transmission, reception and processing of high frequency signals in telecommunication networks, defense electronics and homeland security systems. The Company’s RF modules are typically used in high-frequency applications and include:
o	integrated transceivers – combinations of electronic devices that combine both the transmit and receive functions necessary for a bi-directional radio link;

o	amplifiers — electronic devices used to increase the amplitude and power of an electronic signal;

o	synthesizers — electronic devices that can be used to generate several different radio frequency signals from a single source;

o	oscillators — electronic devices that generate radio frequency signals at a fixed frequency;

o	up and down converters — electronic devices that shift the center frequency of a radio signal without altering the signal’s data modulation;

o	frequency multipliers — electronic devices that increase the frequency of a radio signal in integer multiples; and

o	microwave switch arrays — electronic devices that can switch the routing of a radio signal.
     The accompanying unaudited condensed consolidated financial statements of Endwave have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006.
2.	Restricted Cash
     Restricted cash represents two certificates of deposit held by a financial institution as collateral for two letters of credit in connection with two of the Company’s building leases. During the second quarter of 2006, the Company executed an agreement to lease 32,805 square feet in San Jose, California. In connection with the leasing of this property, the Company established a $236,000 certificate of deposit as collateral for a letter of credit. During the first quarter of 2007, the Company reduced the certificate of deposit and its restricted cash balance by $118,000 upon meeting certain revenue levels per the lease agreement.
     In addition, the Company has a $25,000 certificate of deposit that secures a letter of credit in connection with the Company’s building lease in Andover, Massachusetts. The $25,000 certificate of deposit will be maintained by the Company for the term of the lease, which terminates on November 30, 2008.

3.	Investments
     The following estimated fair value amounts have been determined using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
United States government agencies	$3,492	$—	$(7)	$3,485
Corporate securities	5,954	—	(11)	5,943
Obligations of states and political subdivisions	30,600	—	—	30,600

Total	$40,046	$—	$(18)	$40,028

Cash equivalents:
Commercial paper	$23,219	$—	$—	$23,219

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
United States government agencies	$2,000	$—	$(11)	$1,989
Corporate securities	3,871	—	(9)	3,862
Obligations of states and political subdivisions	29,750	—	—	29,750
Commercial paper	5,815	—	(5)	5,810

Total	$41,436	$—	$(25)	$41,411

Cash equivalents:
Commercial paper	$21,799	$—	$—	$21,799

     At March 31, 2007, the Company had $33.6 million of short-term investments with maturities of less than one year and $6.4 million of long-term investments with maturities between one and two years.
     At March 31, 2007, the Company had net unrealized losses of $18,000 related to $7.0 million of investments in debt securities. $3.0 million of these securities were in an unrealized loss position for a period of greater than one year. The decline in value of these investments is primarily related to changes in interest rates. The investments mature through 2009 and the Company believes that it has the ability to hold these investments until the maturity date. Realized gains and losses were insignificant for the quarter ended March 31, 2007.
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

4.	Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$8,529	$10,174
Work in process	1,641	1,829
Finished goods	3,989	5,124

	$14,159	$17,127

5.	Goodwill and Intangible Assets
Goodwill
     At March 31, 2007, the Company had goodwill of $1.6 million associated with its purchase of JCA Technology, Inc. (“JCA”). The Company conducted its 2006 annual goodwill impairment analysis in the third quarter of 2006 and no goodwill impairment was indicated.
Intangible Assets
     The components of intangible assets as of March 31, 2007 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$2,250	$(1,201)	$1,049
Tradename	1,060	—	1,060
Customer relationships	780	(416)	364
Customer backlog	140	(140)	—

Intangible assets	$4,230	$(1,757)	$2,473

     The components of intangible assets as of December 31, 2006 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$2,250	$(1,088)	$1,162
Tradename	1,060	—	1,060
Customer relationships	780	(377)	403
Customer backlog	140	(140)	—

Intangible assets	$4,230	$(1,605)	$2,625

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

     The customer backlog was fully amortized as of January 2005. The amortization of the identifiable intangible assets was $152,000 during the three months ended March 31, 2007 and 2006. The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31
2007 (April 1 through December 31)	$454
2008	606
2009	353

$1,413

6.	Warranty
     The warranty periods for the Company’s products are between one and two years from date of shipment. Warranty expense is based on estimated in-warranty product returns. The Company provides for estimated warranty expense at the time of shipment. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.
     Changes in the Company’s product warranty liability during the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Balance at January 1	$2,928	$3,257
Warranties accrued	190	177
Warranties settled or reversed	(185)	(285)

Balance at March 31	$2,933	$3,149

7.	Contingencies
     The Company is not currently party to any material litigation. The Company is, from time to time, involved in legal proceedings arising in the ordinary course of business, such as worker’s compensation, accounts receivable collections and the like. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceedings will result in judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
8.	Stock-Based Compensation
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
     The effect of recording stock-based compensation for the three months ended March 31, 2007 and March 31, 2006 was as follows (in thousands, except per share data):

	Three months ended March 31,
	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$784	$646
Employee stock purchase plan	69	82
Amounts capitalized as inventory	(11)	(14)

Total stock-based compensation	842	714
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$842	$714

Impact on net loss per share	$(0.07)	$(0.06)

     During the three months ended March 31, 2007 and 2006, the Company granted options to purchase 539,750 and 505,400 shares of common stock with an estimated total grant-date fair value of $3.8 million and $3.2 million, respectively. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $1.1 million and $0.9 million.
     As of March 31, 2007, the unrecorded stock-based compensation balance related to non-vested stock options was $4.1 million and will be recognized over an estimate weighted-average service period of 1.5 years. As of March 31, 2007, the unrecorded stock-based compensation balance related to the employee stock purchase plan was $125,000 and will be recognized over an estimate weighted average service period of 0.5 years.

Valuation Assumptions
     The Company estimates the fair value of stock options using a Black-Scholes option valuation model, consistent with the provisions of SFAS No. 123 (R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions:

	Three months ended
	March 31,
	2007	2006
Risk-free interest rate	4.80%	4.58%
Expected term of options	3.6 years	4.6 years
Expected dividends	0.0%	0.0%
Volatility	70%	81%
     The fair value of purchase rights under the employee stock purchase plan is determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended
	March 31,
	2007	2006
Risk-free interest rate	4.79%	3.58%
Expected term of options	1.3 years	0.5 years
Expected dividends	0.0%	0.0%
Volatility	51%	72%
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock and the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the Company’s observed historical option exercise behavior and post-vesting cancellations of options by employees.
     The weighted-average grant date fair value of the options granted under the Company’s stock option plans was $6.99 and $6.27 per share for the three months ended March 31, 2007 and 2006, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $99,000 and $103,000, respectively.
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

     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2006	1,732,669	$13.59
Options granted	539,750	13.23
Options exercised	(16,506)	6.85
Options cancelled	(10,627)	15.83

Outstanding at March 31, 2007	2,245,286	$13.54	8.35	$3,588

Options vested and exercisable and expected to be exercisable at March 31, 2007	1,976,270	$13.75	8.22	$3,382
Options vested and exercisable at March 31, 2007	962,756	$15.93	7.49	$2,294
     At March 31, 2007 the Company had 677,209 options available for grant under its stock option plans.
     The options outstanding and vested and exercisable at March 31, 2007 were in the following exercise price ranges:

				Options Vested and Exercisable
Options Outstanding at March 31, 2007				At March 31, 2007
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$0.76 - $9.32	310,478	$4.91	7.08	197,749	$3.04
$9.68 - $9.75	19,232	$9.70	7.08	11,731	$9.70
$9.77 - $9.77	361,737	$9.77	8.85	87,065	$9.77
$10.20 - $10.22	335,787	$10.21	7.07	184,309	$10.21
$10.50 - $12.90	199,255	$12.23	8.47	69,430	$12.10
$13.23 - $13.23	539,450	$13.23	9.87	0	$0.00
$15.14 - $21.47	309,997	$19.64	7.94	243,122	$20.49
$24.00 - $34.89	158,600	$34.52	8.32	158,600	$34.52
$45.80 - $45.80	750	$45.80	8.31	750	$45.80
$56.00 - $56.00	10,000	$56.00	3.32	10,000	$56.00

	2,245,286	$13.54	8.35	962,756	$15.93

Employee Stock Purchase Plan
     In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. The compensation cost in connection with the purchase plan for the three months ended March 31, 2007 and 2006 was $69,000 and $82,000, respectively. During the first quarter of 2007 and the first quarter of 2006, there were no shares purchased under the employee stock purchase plan. At March 31, 2007, 352,871 shares were available for purchase under the plan.

9.	Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include convertible preferred stock, warrants to purchase convertible preferred stock, options to purchase common stock, and shares to be purchased in connection with the Company’s employee stock purchase plan.
     As of March 31, 2007, 300,000 shares of preferred shares were outstanding, which were convertible into 3,000,000 shares of common stock. Additionally, as of March 31, 2007, the Company had an outstanding warrant outstanding that granted the holder the right to purchase 90,000 shares of preferred stock, which were convertible into 900,000 shares of common stock.
     As the Company incurred net losses for all periods presented, shares associated with common stock issuable upon the conversion of the preferred shares or the exercise of the outstanding warrants were not included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. Also, potential dilutive common shares of 2,245,286 as of March 31, 2007 and 1,768,349 as of March 31, 2006 from the assumed exercise of stock options were not included in the net loss per share calculations as their inclusion would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for all periods presented.
10.	Comprehensive Loss
     Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its available-for-sale securities represent the only component of comprehensive loss excluded from the reported net loss.
     The Company’s unrealized gain (loss) on available-for-sale securities of $7,000 and ($6,000) for the three months ended March 31, 2007 and 2006, respectively, was excluded from the net loss for the respective periods. Total comprehensive loss for the three months ended March 31, 2007 and 2006 was $773,000 and $1.2 million, respectively.
11.	Segment Disclosures
     The Company operates in a single segment. The Company’s product sales by geographic area (based on location of customer) for the three months ended March 31, 2007 and 2006 were as follows (in thousands and as a percentage of total revenues):

	Three months ended March 31,
	2007		2006
United States	$2,111	14.3%	$3,447	25.1%
Finland	6,085	41.3%	3,400	24.7%
Italy	2,542	17.2%	4,077	29.7%
Norway	2,303	15.6%	1,469	10.7%
Rest of the world	1,710	11.6%	1,353	9.8%

Total	$14,751	100.0%	$13,746	100.0%

     For the three months ended March 31, 2007, Nokia, Nera and Siemens accounted for 41%, 21% and 17%, respectively, of the Company’s total revenues. For the three months ended March 31, 2006, Siemens, Nokia, and Nera accounted for 30%, 25% and 15%, respectively, of the Company’s total revenues. For the periods presented, no other customer accounted for more than 10% of the Company’s total revenues.
12.	Recent Accounting Pronouncements
      In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions – An Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements or disclosures.
13.	Subsequent Event
     On April 19, 2007, the Company purchased all of the outstanding shares of the capital stock of privately-held ALC Microwave, Inc. (“ALC”), a provider of logarithmic amplifier subsystems to defense markets, for approximately $6.6 million in cash (subject to increase for any cash held by ALC at the closing). The purchase price is payable in three installments, with the first installment of $5.6 million paid at closing, a second installment equal to the amount of cash held by ALC paid on April 30, 2007 and the third installment of up to $1.0 million payable on the first anniversary of the closing. The acquisition will be accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, related notes and “Risk Factors” section included elsewhere in this report on Form 10-Q, as well as the information contained under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.
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
     Revenues for the first quarter of 2007 were $14.8 million, representing an increase of $1.0 million, or 7%, from the first quarter of 2006, and an increase of $1.4 million, or 11%, from the fourth quarter of 2006. The growth in revenues was due to increased demand from our telecommunications customers. Revenues from our telecommunication customers accounted for 85% of our total revenues during the first quarter of 2007. Revenues from our defense electronics and homeland security system customers accounted for 15% of our total revenues during the first quarter of 2007.
     During April 2007, our two largest customers, Nokia and Siemens merged their telecommunications network businesses. The ongoing impact, if any, of this merger on our continuing relationship with the combined company is uncertain. During the first quarter of 2007, we experienced a decrease in revenues from Siemens as they decreased purchases of legacy products that historically have been outsourced and ramped new designs which are produced internally.
     We continue to seek growth through enhancing our position as a leading merchant supplier of RF modules, continuing our expansion into the defense electronics and homeland security markets and pursuing strategic acquisitions. In support of this growth strategy, on April 19, 2007 we announced the acquisition of all of the outstanding capital stock of privately-held ALC Microwave, Inc. (“ALC”), a provider of logarithmic amplifier subsystems to defense markets, for approximately $6.6 million in cash. Revenues from ALC were approximately $5.5 million in 2006.

Results of Operations
Three months ended March 31, 2007 and 2006
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended
	March 31,
	2007	2006
Total revenues	100.0%	100.0%

Cost of product revenues	72.0	72.7
Cost of product revenues, amortization of intangible assets	0.8	0.8
Research and development	16.3	15.1
Selling, general and administrative	21.7	21.5
Amortization of intangible assets	0.2	0.4

Total costs and expenses	111.0	110.5

Loss from operations	(11.0)	(10.5)
Interest and other income, net	5.7	1.9

Net loss	(5.3)%	(8.6)%

Total revenues

	Three months ended
	March 31,
	2007	2006	% Change
	(In thousands)
Total revenues	$14,751	$13,746	7.3%
Product revenues	14,593	13,153	10.9%
Development fees	$158	$593	(73.4)%
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
     Product revenues increased 11% from the first quarter of 2006 to the first quarter of 2007 as a result of increased demand from our telecommunications customers. Telecommunications-related revenues increased 18% from the first quarter of 2006 as a result of increased demand experienced by our customers.
     The decrease in development fees from the first quarter of 2006 to the first quarter of 2007 was attributable to decreased development of custom-designed products for new and existing customers for both our telecommunications customers and our defense and homeland security customers.
Cost of product revenues

	Three months ended
	March 31,
	2007	2006	% Change
	(In thousands)
Cost of product revenues	$10,620	$9,996	6.2%
Percentage of total revenues	72.0%	72.7%
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
     During the first quarter of 2007, the cost of product revenues as a percentage of revenues decreased primarily due to the increased absorption of our overhead costs resulting from increased production and a product mix favoring certain higher margin products. These effects were partially offset by the reduction in development fee revenue during the period. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $153,000 during the first quarter of 2007 and $200,000 during the first quarter of 2006.
     We intend to continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.
Research and development expenses

	Three months ended
	March 31,
	2007	2006	% Change
	(In thousands)
Research and development expenses	$2,405	$2,079	15.7%
Percentage of total revenues	16.3%	15.1%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.
     During the first quarter of 2007, research and development expenses increased in absolute dollars and as a percentage of total revenues compared to the first quarter of 2006, primarily due to an increase of $261,000 in personnel-related expenses and $106,000 from increased expenses related to the allocation of increased facility costs to research and development expenses.
     During the remainder of 2007, we expect moderate increases in research and development expenses as we integrate ALC and continue to work on certain development programs and increase our defense electronics and homeland security related business.
Selling, general and administrative expenses

	Three months ended
	March 31,
	2007	2006	% Change
	(In thousands)
Selling, general and administrative expenses	$3,199	$2,958	8.1%
Percentage of total revenues	21.7%	21.5%
     Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.
     During the first quarter of 2007, selling, general and administrative expenses increased in absolute dollars and as a percentage of total revenues compared to the first quarter of 2006, primarily due to an increase of $253,000 in personnel-related expenses and $55,000 from increased expense related to the allocation of increased facility costs to selling, general and administrative expenses.

     During 2007, we anticipate selling, general and administrative expenses will increase moderately in absolute dollar terms as we integrate ALC and increase the size of our sales and marketing team related to the defense electronics and homeland security related business.
Amortization of intangible assets

	Three months ended
	March 31,
	2007	2006	% Change
	(In thousands)
Cost of product revenues, amortization of intangible assets	$113	$113	0.0%
Amortization of intangible assets	$39	$39	0.0%
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
     The amortization associated with the developed technology is a charge to cost of product revenues. The amortization associated with the developed technology was $113,000 for both the first quarter of 2007 and 2006. The amortization associated with the customer relationships is a charge to operating expenses. The amortization of customer relationships was $39,000 for both the first quarter of 2007 and 2006. We expect our expenses related to the amortization of intangible assets will increase as a result of the ALC acquisition.
Interest and other income, net

	Three months ended
	March 31,
	2007	2006	% Change
	(In thousands)
Interest and other income, net	$845	$261	223.8%
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location and gains and losses on the disposals of property and equipment.
     The increase in interest and other income, net from the first quarter of 2006 to the first quarter of 2007 was primarily the result of increased interest earned on a higher cash and investment balance due to the proceeds received from the sale of preferred stock and warrants during the second quarter of 2006. During the first quarter of 2007, we earned $838,000 of interest income and recognized $39,000 of other income from the amortization of the deferred gain from our sale of the Diamond Springs, California location which were partially offset by banking and other charges. During the first quarter of 2006, we earned $222,000 of interest income and recognized $62,000 of other income primarily from the amortization of the deferred gain from our sale of the Diamond Springs, California location partially offset by banking charges.

Liquidity and Capital Resources
     At March 31, 2007 we had $26.7 million of cash and cash equivalents, $33.6 million in short-term investments, $6.4 million in long-term investments, working capital of $77.1 million and no debt outstanding. The following table sets forth selected condensed consolidated statement of cash flows data:

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(1,055)	$(453)
Net cash provided by (used in) investing activities	1,455	(33)
Net cash provided by financing activities	107	37
Cash, cash equivalents, restricted cash, short- term and long-term investments at end of period	$66,854	$21,959
     During the first quarter of 2007, we used $1.1 million of cash in operating activities as compared to using $453,000 in the first quarter of 2006. Our net loss adjusted for depreciation and other non-cash items, provided cash of $388,000 in the first quarter of 2007. Our net loss adjusted for depreciation and other non-cash items, used cash of $32,000 in the first quarter of 2006. During the first quarter of 2007, the remaining use of $1.4 million in cash was primarily due to a $2.2 million increase in accounts receivable, a $1.3 million decrease in accounts payable and a $1.1 million decrease in accrued compensation and other current and long-term liabilities partially offset by a $3.0 million decrease in inventory and a $147,000 decrease in other assets. During the first quarter of 2006, the remaining use of $421,000 of cash was primarily due to $605,000 increase in accounts receivable, $424,000 decrease in accounts payable, $954,000 decrease in accrued compensation and other current and long-term liabilities partially offset by a $1.7 million decrease in inventories.
     Investing activities provided cash of $1.5 million in the first quarter of 2007 as compared to the usage of cash of $33,000 in the first quarter of 2006. The source of cash during the first quarter of 2007 was primarily the result of the maturity of investments net of the purchases of investments of $1.4 million and the decrease in restricted cash of $118,000 partially offset by the purchase of equipment of $68,000. The usage of cash during the first quarter of 2006 was due to the purchase of equipment of $33,000.
     Financing activities provided cash of $107,000 in the first quarter of 2007 as compared to $37,000 in the first quarter of 2006. The $107,000 and $37,000 provided by financing activities in the first quarter of 2007 and 2006, respectively, were primarily due to proceeds from the exercise of employee stock options.
     On April 19, 2007, we announced the acquisition of all of the outstanding shares of the capital stock of ALC Microwave, Inc., for approximately $6.6 million in cash. We continue to believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for the next 12 months and the foreseeable future thereafter. However, additional financing may be required to fund new acquisitions. As a result, we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. With the exception of operating leases discussed in the notes to the Company’s consolidated financial statements for the year ended December 31, 2006, we have not entered into any off-balance sheet financing arrangements and we have not established or invested in any variable interest entities. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets. The following table summarizes our future cash obligations for operating leases, excluding interest:

	Payment Due by Period
		Less Than 1			More Than 5
	Total	Year	1 – 3 Years	3-5 Years	Years
	(In thousands)
Contractual Obligations:
Operating lease obligations	$2,305	$635	$1,103	$567	$—
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions – An Interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial statements or disclosures.

Item 3. Qualitative and Quantitative Disclosures about Market Risk
     There have been no material changes in our reported market risks since our report on market risks in our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading corresponding to that set forth above. Our exposure to market risk is materially limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, as our investments in cash equivalents include investment grade commercial paper and government securities. We place our investments with high-quality issuers and attempt to limit when possible the amount of credit exposure to any one issuer. Due to the nature of our investments, we do not believe we are subject to any material market risk exposure. We do not have any material equity investments or foreign currency or other derivative financial instruments.
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

**	Indicates risk factor has been updated since our Annual Report on Form 10-K for the year ended December 31, 2006.
Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future. **
     We have had a history of losses. We had a net loss of $780,000 for the first quarter of 2007. We also had net losses of $1.3 million and $874,000 for the years ended December 31, 2006 and 2005, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nera, Nokia or Siemens, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.**
     We depend, and expect to continue to depend, on a relatively small number of telecom customers for a large portion of our revenues. The loss of any of our major customers, particularly Nera, Nokia or Siemens, or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. In the first three months of 2007, and in fiscal 2006 and 2005, revenues from Nokia accounted for 41%, 42% and 47% of our total revenues, respectively. Revenues from Siemens accounted for 17% of our total revenues in the first quarter of 2007 and 23% and 16% of our total revenues for 2006 and 2005, respectively. Revenues from Nera accounted for 21% of revenues in the first quarter of 2007 and 14% and 10% of our total revenues for 2006 and 2005, respectively. We had no other customers individually representing more than 10% of our total revenues for the first quarter of 2007, fiscal 2006 or for fiscal 2005.
     During April 2007, Nokia and Siemens merged their telecommunication network businesses. The ongoing impact, if any, of this merger on our continuing relationship with the combined company is uncertain. During the first quarter of 2007, we experienced a decrease in revenues from Siemens as they decreased purchases of legacy products that historically have been outsourced and ramped new designs which are produced internally.

We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.**
     We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 85% of our total revenues in the first quarter of 2007 and 84% of our total revenues in 2006.
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
     The telecommunications industry has undergone significant consolidation in the past few years and we expect that consolidation to continue. The acquisition of one of our major customers in this market, or one of the communications service providers supplied by one of our major customers, could result in delays or cancellations of orders of our products and, accordingly, delays or reductions in our anticipated revenues and reduced profitability or increased net losses. In particular, during April 2007 Nokia and Siemens merged their telecommunication network businesses. The ongoing impact, if any, of this merger on our ongoing relationship with the combined company is uncertain.
Implementing our acquisition strategy could result in dilution to our stockholders and operating difficulties leading to a decline in revenues and operating profit.**
     One of our strategies is to grow through acquisitions. To that end, we have completed six acquisitions since our initial public offering including the acquisition of ALC Microwave Inc. on April 19, 2007. We intend to continue to pursue acquisitions in our markets as appropriate. The process of investigating, acquiring and integrating any business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:
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
     As part of our expansion in the telecommunications market and our increased emphasis on the defense electronics and homeland security markets, we have significantly increased the number of our products during recent fiscal years. The products we manufacture require hundreds or thousands of components obtained from a wide variety of suppliers and we have faced component shortages and quality issues from our suppliers from time to time. In addition, in order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. As a result of these challenges, we have significantly increased our raw materials inventory and added more finished products to our key customers’ consignment stocks so that they will be better-positioned to meet their own customers’ demand. These increases in raw materials and finished goods have significantly increased our working capital needs and may further increase our capital needs in the future.
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
We rely on Velocium and other third-party semiconductor foundries to manufacture the semiconductors contained in our products. The loss of our relationship with any of these foundries, particularly Velocium, without adequate notice would adversely impact our ability to fill customer orders and could damage our customer relationships.**
     We design semiconductor devices. However, we do not own or operate a semiconductor fabrication facility, or foundry, and rely on a limited number of third parties to produce these components. Our largest semiconductor foundry supplier is Velocium, a business unit of Northrop Grumman Space & Mission Systems Corp. Velocium produced approximately 30% of our semiconductors, measured in terms of economic value, in 2006, with the balance provided by other suppliers. If Velocium is unable to deliver semiconductors to us in a timely fashion, the resulting delay could severely impact our ability to fulfill customer orders and could damage our relationships with our customers. In addition, the loss of our relationship with or our access to any of the semiconductor foundries we currently use, particularly Velocium, and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.
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
     Over the past year, we have reduced many of our prices by 10% to 15% in order to remain competitive and we expect market conditions will cause us to reduce our prices in the future. In order to reduce our per-unit cost of product revenues, we must continue to design and re-design products to require lower cost materials, improve our manufacturing efficiencies and successfully move production to lower-cost, offshore locations. The combined effects of these actions may be insufficient to achieve the cost reductions needed to maintain or increase our gross margins or achieve profitability.
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
Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of March 31, 2007, we had 42 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, MLMS technology and system designs. Our issued United States patents expire between 2007 and 2024. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a patent by patent basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
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
Our failure to compete effectively could reduce our revenues and margins.**
     Among merchant suppliers in the telecommunication network market, we primarily compete with Compel Electronics Inc., Filtronic plc, Linkra Srl, Microelectronics Technology Inc., Remec Broadband Wireless, Inc., Teledyne Technologies Incorporated and Thales Group SA. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their high-frequency RF transceiver modules, rather than use merchant suppliers like us. Additionally, during the first quarter of 2007, we experienced a decrease in revenues from Siemens as they increased the use of their captive resources for the manufacture of their modules. We believe that over one half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and the potential related sales. Further, if a telecom OEM were to sell its captive operation to a competitor, we would lose the opportunity to acquire those potential sales. In the defense electronics and homeland security markets, we primarily compete with Aeroflex Incorporated, AML Communications Inc., Chelton, Ltd., Ciao Wireless, CTT Inc., Herley Industries, Inc., KMIC Technology, Inc., M/A-Com, Miteq, Inc. and Teledyne Technologies Incorporated.
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
Risks Relating to Ownership of Our Stock
The assets of Wood River Capital Management, LLC and certain of its affiliates, the holders of shares of common stock representing approximately 27% of our outstanding capital stock as of March 31, 2007, have been placed into receivership by the Securities and Exchange Commission, and the receiver may dispose of such shares of our common stock. Such disposition may adversely affect the trading price of our common stock.**
     Based on filings made with the Securities and Exchange Commission, as of March 31, 2007, Wood River Capital Management, LLC and certain of its affiliates, which we refer to collectively as Wood River, owned approximately 27% of our outstanding capital stock (all outstanding stock measured on an as-converted to common stock basis and assuming exercise in full of the warrant held by Oak Investment Partners). On October 13, 2005, the Securities and Exchange Commission filed an emergency action against Wood River and, concurrently with the filing of the action, an order was entered placing all assets of Wood River, including the Endwave shares owned by Wood River, into receivership. As a result, the receiver is also deemed to have beneficial ownership of such shares. The receiver will be required to liquidate the assets of Wood River or distribute such assets to the investors in the Wood River funds. We currently do not know what the timing and manner of any liquidation or distribution of Endwave shares is likely to be, nor do we control any such liquidation or distribution. Such disposition of Endwave shares may have the effect of reducing the trading price of our common stock.
The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.**
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. In the first three months of 2007, the lowest daily closing sales price for our common stock was $10.67 and the highest daily closing sales price for our common stock was $13.59. In 2006, the lowest daily closing sales price for our common stock was $8.98 and the highest daily closing sales price for our common stock was $17.15. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
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
     Wood River owns approximately 4.1 million shares of our outstanding common stock. In addition, Oak Investment Partners XI, Limited Partnership, which we refer to as Oak, owns 300,000 shares of our Series B preferred stock that are convertible into 3,000,000 shares of our common stock and a warrant to purchase 90,000 shares of our Series B preferred stock that upon issuance will be convertible into 900,000 shares of our common stock. Assuming the exercise in full of the warrant issued to Oak and the conversion of Oak’s preferred shares into common stock, as of March 31, 2007, Oak owned approximately 25% of our outstanding capital stock and Wood River owned approximately 27% of our outstanding capital stock.
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
Item 6. Exhibits.

Number	Description
2.1(4)	Stock Purchase Agreement among the Registrant and the stockholders and option holders of ALC Microwave, Inc. dated April 19, 2007.

3.1(1)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(1)	Amended and Restated Bylaws effective October 20, 2000.

3.4(9)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.5(12)	Certificate of Designation for Series B Preferred Stock.

3.6(7)	Amendment to Amended and Restated Bylaws.

4.1(1)	Form of specimen Common Stock Certificate.

4.2(9)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.

4.3(9)	Form of Rights Certificate

4.4(12)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.

4.5(12)	Warrant issued to Oak Investment Partners XI, Limited Partnership.

10.1(1)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(1)*	1992 Stock Option Plan.

10.3(1)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(1)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(1)*	2000 Equity Incentive Plan, as amended.

10.6(1)*	Form of Stock Option Agreement under 2000 Equity Incentive Plan.

10.7(1)*	2000 Employee Stock Purchase Plan.

10.8(1)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.9(10)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.10(1)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.11(11)*	Description of Compensation Payable to Non-Employee Directors.

10.12(11)*	2007 Base Salaries for Named Executive Officers.

10.13(11)*	2007 Executive Incentive Compensation Plan.

10.14(5)*	Executive Officer Severance and Retention Plan.

10.15(1)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.16(10)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.

10.17(10)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.

10.18(13)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

10.19(13)†	Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated July 25, 2006.

10.20(8)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and

incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 25, 2005 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(6)	Previously filed as an exhibit to an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 4, 2004 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 5, 2007 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 7, 2007 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: May 8, 2007

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