Form 10-Q
period 2007-06-30
ENDWAVE CORP
filed 2007-08-06
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
          The number of shares of the registrant’s common stock outstanding as of July 27, 2007 was 11,617,489 shares. The number of shares of the registrant’s preferred stock outstanding as of July 27, 2007 was 300,000 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$24,046	$26,176
Short-term investments	30,613	41,411
Accounts receivable, net	9,368	8,713
Inventories	12,707	17,127
Other current assets	942	640

Total current assets	77,676	94,067
Long-term investments	10,075	—
Property and equipment, net	2,945	2,024
Other assets, net	236	110
Restricted cash	25	261
Goodwill and intangible assets, net	8,102	4,191

	$99,059	$100,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,088	$4,280
Accrued warranty	2,804	2,928
Accrued compensation	1,992	2,652
Other current liabilities	1,808	1,164

Total current liabilities	9,692	11,024
Other long-term liabilities	153	231

Total liabilities	9,845	11,255

Contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 300,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,617,339 and 11,556,946 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	12	12
Additional paid-in capital	359,721	357,203
Treasury stock, at cost, 39,150 shares at June 30, 2007 and December 31, 2006	(79)	(79)
Accumulated other comprehensive loss	(40)	(25)
Accumulated deficit	(270,400)	(267,713)

Total stockholders’ equity	89,214	89,398

	$99,059	$100,653

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2006.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Product revenues	$13,138	$16,326	$27,731	$29,479
Development fees	401	—	559	593

Total revenues	13,539	16,326	28,290	30,072

Costs and expenses:
Cost of product revenues*	10,208	11,434	20,828	21,430
Cost of product revenues, amortization of intangible assets	137	111	250	224
Research and development*	2,709	2,111	5,114	4,190
Selling, general and administrative*	3,280	3,534	6,479	6,492
Amortization of intangible assets	133	39	172	78

Total costs and expenses	16,467	17,229	32,843	32,414

Loss from operations	(2,928)	(903)	(4,553)	(2,342)
Interest and other income, net	1,021	696	1,866	957

Net loss	$(1,907)	$(207)	$(2,687)	$(1,385)

Basic and diluted net loss per share	$(0.16)	$(0.02)	$(0.23)	$(0.12)

Shares used in computing basic and diluted net income loss per share	11,601,642	11,410,087	11,575,716	11,387,384

*	Includes the following amounts related to stock-based compensation:

Cost of product revenues	$190	$126	$295	$214
Research and development	$231	$160	$382	$280
Selling, general and administrative	$727	$686	$1,313	$1,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	June 30,
	2007	2006
Operating activities:
Net loss	$(2,687)	$(1,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	445	476
Amortization of intangible assets	422	302
Stock compensation expense	1,990	1,686
Amortization of investments, net	(8)	51
Changes in operating assets and liabilities:
Accounts receivable, net	61	(1,434)
Inventories	5,569	47
Other assets	(153)	49
Accounts payable	(1,273)	3,285
Accrued warranty	(282)	(209)
Accrued compensation, other current liabilities and other long-term liabilities	(1,339)	(572)

Net cash provided by operating activities	2,745	2,296

Investing activities:
Purchase of ALC Microwave, Inc., net of cash acquired	(5,763)	—
Change in restricted cash	236	(236)
Proceeds on sale of property	11	—
Purchases of property and equipment	(575)	(1,095)
Proceeds on maturities of short term investments	38,345	2,850
Purchases of investments	(37,629)	(25,800)

Net cash used in investing activities	(5,375)	(24,281)

Financing activities:
Proceeds from the sale of Series B preferred stock and warrants, net of issuance costs	—	43,118
Proceeds from common stock issuance	368	379
Proceeds from exercises of stock options, net of issuance costs	132	129

Net cash provided by financing activities	500	43,626

Net increase (decrease) in cash and cash equivalents	(2,130)	21,641
Cash and cash equivalents at beginning of period	26,176	8,456

Cash and cash equivalents at end of period	$24,046	$30,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business and Basis of Presentation
     Endwave Corporation and its wholly-owned subsidiaries, Endwave Defense Systems Incorporated and ALC Microwave, Inc. (together referred to as “Endwave” or the “Company”), design, manufacture and market radio frequency (“RF”) modules that enable the transmission, reception and processing of high frequency signals in telecommunication networks, defense electronics and homeland security systems. The Company’s RF modules are typically used in high-frequency applications and include:
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
2. Business Combination
     On April 19, 2007, the Company purchased all of the outstanding shares of the capital stock of privately-held ALC Microwave, Inc. (“ALC”), a provider of logarithmic amplifier subsystems to defense markets, for approximately $7.0 million. The total purchase price of $7.0 million consists of $6.8 million in cash paid or payable to holders of ALC capital stock and related options and $115,000 in direct transaction costs. The purchase price is payable in three installments. The first installment of $5.7 million was paid at closing. A second installment of $140,000 was paid on April 30, 2007 and the third installment of up to $1.0 million is to be paid on the first anniversary of the closing. The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”
     ALC’s products are incorporated in a variety of applications such as early warning radars, threat detection equipment, electronic countermeasures and missile guidance systems. ALC provides microwave and millimeter wave components and subsystems for defense electronic platforms. This acquisition is complementary to the Company’s existing portfolio of RF module products, and allows it to expand its product offerings and presence in the defense, commercial radar and homeland security markets.

     The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the accompanying unaudited condensed consolidated statements of operations for all periods or partial periods subsequent to the acquisition date.
     The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value. The Company determined the valuation of the identifiable intangible assets using future revenue assumptions and a valuation analysis. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology industry.
     The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was used to value all of the identifiable intangible assets. Key assumptions used in analyzing the expected cash flows from the identifiable intangible assets included our estimates of revenue growth, cost of sales, discount rate, operating expenses and taxes. The purchase price in excess of the identified tangible and intangible assets was allocated to goodwill.
     The aggregate purchase price for the ALC acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired:
Cash	$178
Accounts receivable	716
Inventory	1,121
Property, plant and equipment	802
Other current assets	275
Liabilities assumed:
Accounts payable	(81)
Accrued compensation	(221)
Accrued warranty	(158)
Other current liabilities	(13)
Identifiable intangible assets acquired:
Core/developed technology	880
Tradename	230
Customer relationships	900
Customer backlog	560
Non-compete agreement	370
Goodwill	1,393

Total purchase price	$6,952

Pro forma financial information
     The following table presents the unaudited pro forma financial information for the combined entity of Endwave and ALC for the three and six month periods ended June 30, 2007 and 2006, as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain purchase accounting adjustments. ALC was acquired on April 19, 2007. The period of April 1, 2007 through April 18, 2007 is excluded as it was considered immaterial.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands except per share amounts)
Net revenue	$13,539	$17,711	$29,640	$32,741
Net loss	$(1,907)	$(174)	$(2,908)	$(1,253)
Net loss per share – basic and diluted	$(0.16)	$(0.02)	$(0.25)	$(0.11)
     These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the Company and ALC had been a consolidated entity during the periods presented.
3. Restricted Cash
     At June 30, 2007, the Company had a $25,000 certificate of deposit that secured a letter of credit in connection with the Company’s building lease in Andover, Massachusetts. The $25,000 certificate of deposit will be maintained by the Company for the term of the lease, which terminates on November 30, 2008.
     At December 31, 2006, the Company had $261,000 in restricted cash which represented two certificates of deposit held by a financial institution as collateral for two letters of credit in connection with two of the Company’s leases. As noted above, the $25,000 certificate of deposit secures a letter of credit in connection with the Company’s building lease in Andover, Massachusetts. A $236,000 certificate of deposit secured a letter of credit in connection with the Company’s building lease in San Jose, California. The $236,000 certificate of deposit was released in 2007 because the Company met certain revenue targets in accordance with the lease agreement.
4. Investments
     The following estimated fair value amounts have been determined using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
United States government agencies	$2,542	$—	$(4)	$2,538
Corporate securities	14,548	—	(36)	14,512
Obligations of states and political subdivisions	23,638	—	—	23,638

Total	$40,728	$—	$(40)	$40,688

Cash equivalents:
Commercial paper	$16,931	$—	$—	$16,931

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Short-term investments:
United States government agencies	$2,000	$—	$(11)	$1,989
Corporate securities	3,871	—	(9)	3,862
Obligations of states and political subdivisions	29,750	—	—	29,750
Commercial paper	5,815	—	(5)	5,810

Total	$41,436	$—	$(25)	$41,411

Cash equivalents:
Commercial paper	$21,799	$—	$—	$21,799

     At June 30, 2007, the Company had $30.6 million of short-term investments with maturities of less than one year and $10.1 million of long-term investments with maturities between one and two years.
     At June 30, 2007, the Company had net unrealized losses of $40,000 related to $10.1 million of investments in debt securities. None of these securities were in an unrealized loss position for a period of greater than one year. The decline in value of these investments is primarily related to changes in interest rates. The investments mature through 2009 and the Company believes that it has the ability to hold these investments until the maturity date. Realized gains and losses were insignificant for the three and six month periods ended June 30, 2007 and 2006.
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
5. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$8,705	$10,174
Work in process	1,681	1,829
Finished goods	2,321	5,124

	$12,707	$17,127

6. Goodwill and Intangible Assets
Goodwill
     At June 30, 2007, the Company had goodwill of $3.0 million, $1.6 million associated with its purchase of JCA Technology, Inc. (“JCA”) in July of 2004 and $1.4 million associated with its purchase of ALC in April of 2007. The Company conducted its 2006 annual goodwill impairment analysis of the JCA related goodwill in the third quarter of 2006 and no goodwill impairment was indicated.
Intangible Assets
     In April 2007, as part of the ALC acquisition, the Company acquired $2.9 million of identifiable intangible assets, including $900,000 for customer relationships, $880,000 for developed technology, $560,000 for customer backlog, $370,000 for the non-compete agreement, and $230,000 for the tradename, These assets are subject to amortization and have approximate estimated useful lives as follows: customer relationships – six years, developed technology – six years, customer backlog – two years, non-compete agreement – four years, and tradename – six years.

     The JCA intangible assets are subject to amortization and have approximate estimated useful lives as follows: developed technology — five years, customer backlog — six months and customer relationships — five years.
     The components of intangible assets as of June 30, 2007 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$3,130	$(1,338)	$1,792
Tradename	1,290	(7)	1,283
Customer relationships	1,680	(480)	1,200
Customer backlog	700	(187)	513
Non-compete agreement	370	(15)	355

Total intangible assets	$7,170	$(2,027)	$5,143

     The components of intangible assets as of December 31, 2006 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$2,250	$(1,088)	$1,162
Tradename	1,060	—	1,060
Customer relationships	780	(377)	403
Customer backlog	140	(140)	—

Total intangible assets	$4,230	$(1,605)	$2,625

     The amortization of developed technology is a charge to cost of goods sold and was $137,000 and $111,000 for the three months ended June 30, 2007 and 2006, respectively. The amortization of developed technology was $250,000 and $224,000 for the six months ended June 30, 2007 and 2006, respectively.
     The JCA customer backlog was fully amortized as of January 2005. The amortization of ALC customer backlog is a charge to selling, general and administrative expense and was $47,000 for the three and six months ended June 30, 2007.
     The amortization of customer relationships is a charge to selling, general and administrative expense and was $64,000 and $39,000 for the three months ended June 30, 2007 and 2006, respectively, and was $103,000 and $78,000 for the six months ended June 30, 2007 and 2006, respectively.
     The amortization of the ALC non-compete agreement is a charge to selling, general and administrative expense and was $15,000 for the three and six months ended June 30, 2007, respectively.
     The JCA tradename has a gross carrying value of $1.1 million and is not subject to amortization and will be evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducted its 2006 annual impairment analysis of the tradename in the third quarter of 2006 and no impairment was indicated. The ALC tradename is amortized as it has an estimated economic life. The amortization of ALC tradename is a charge to selling, general and administrative expense and was $7,000 for the three and six months ended June 30, 2007, respectively.

     The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31
2007 (July 1 through December 31)	$657
2008	1,314
2009	874
2010	428
2011	366
Thereafter	444

$4,083

7. Warranty
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
     Changes in the Company’s product warranty liability during the six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Six months ended June 30,
	2007	2006
Balance at January 1	$2,928	$3,257
Warranties accrued	503	402
Warranties settled or reversed	(627)	(611)

Balance at June 30	$2,804	$3,048

8. Contingencies
     The Company is not currently party to any material litigation. The Company is, from time to time, involved in legal proceedings arising in the ordinary course of business, such as worker’s compensation, accounts receivable collections and the like. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceedings will result in judgment or settlement that will have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
9. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123 (R)”). SFAS No. 123 (R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

     The impact of stock-based compensation expense for the three months ended June 30, 2007 and 2006 was as follows (in thousands, except per share data):

	Three months ended June 30,
	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$1,054	$843
Employee stock purchase plan	111	134
Amounts capitalized as inventory	(17)	(5)

Total stock-based compensation	1,148	972
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$1,148	$972

Impact on net loss per share	$(0.10)	$(0.09)

     The impact of stock-based compensation expense for the six months ended June 30, 2007 and 2006 was as follows (in thousands, except per share data):

	Six months ended June 30,
	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$1,838	$1,489
Employee stock purchase plan	180	216
Amounts capitalized as inventory	(28)	(19)

Total stock-based compensation	1,990	1,686
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$1,990	$1,686

Impact on net loss per share	$(0.17)	$(0.15)

     During the three months ended June 30, 2007 and 2006, the Company granted options to purchase 208,500 and 35,800 shares of common stock, respectively, with an estimated total grant-date fair value of $1.1 million and $323,000, respectively. Of these amounts, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $287,000 and $65,000, respectively.
     During the six months ended June 30, 2007 and 2006, the Company granted options to purchase 748,250 and 541,200 shares of common stock with an estimated total grant-date fair value of $4.8 million and $3.5 million, respectively. Of these amounts, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $1.4 million and $998,000, respectively.
     As of June 30, 2007, the unrecorded stock-based compensation balance related to stock options was $3.8 million and will be recognized over an estimated weighted-average service period of 1.5 years. As of June 30, 2007, the unrecorded stock-based compensation balance related to the employee stock purchase plan was $479,000 and will be recognized over an estimated weighted average service period of 0.9 years.
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

	Three months ended				Six months ended
	June 30,				June 30,
	2007		2006		2007		2006
Risk-free interest rate		4.58%		4.97%		4.74%		4.61%
Expected life of options	3.4	years	4.6	years	3.6	years	4.6	years
Expected dividends		0.0%		0.0%		0.0%		0.0%
Volatility		70%		70%		70%		80%
     The fair value of purchase rights under the employee stock purchase plan is determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended				Six months ended
	June 30,				June 30,
	2007		2006		2007		2006
Risk-free interest rate		4.90%		5.0%		4.85%		4.85%
Expected life of options	1.1	years	1.3	years	1.2	years	0.8	years
Expected dividends		0.0%		0.0%		0.0%		0.0%
Volatility		51%		51%		51%		61%
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
     The weighted-average grant date fair value of the options granted under the Company’s stock option plans was $5.07 and $9.02 per share for the three months ended June 30, 2007 and 2006, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $24,000 and $157,000, respectively.
     The weighted-average grant date fair value of the options granted under the Company’s stock option plans was $6.46 and $6.45 per share for the six months ended June 30, 2007 and 2006, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $123,000 and $260,000, respectively.
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

     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2006	1,732,669	$13.59
Options granted	748,250	12.32
Options exercised	(20,648)	6.65
Options cancelled	(11,904)	15.74

Outstanding at June 30, 2007	2,448,367	$13.25	8.25	$3,310

Options vested and exercisable and expected to be exercisable at June 30, 2007	2,170,813	$13.44	8.12	$3,114
Options vested and exercisable at June 30, 2007	1,065,425	$15.35	7.28	$2,249
     At June 30, 2007 the Company had 469,986 options available for grant under its stock option plans.
     The options outstanding and vested and exercisable at June 30, 2007 were in the following exercise price ranges:

				Options Vested and Exercisable
Options Outstanding at June 30, 2007				At June 30, 2007
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$0.76 - $9.32	308,325	$4.93	6.83	219,457	$3.22
$9.68 - $9.75	19,232	$9.70	6.83	13,449	$9.70
$9.77 - $9.77	360,985	$9.77	8.61	109,285	$9.77
$9.90 - $10.20	328,510	$10.04	8.57	84,819	$10.200
$10.22 - $11.58	251,381	$10.38	7.16	157,122	$10.42
$11.75 - $12.90	161,937	$12.45	8.33	56,081	$12.45
$13.23 - $13.23	539,250	$13.23	9.62	3,655	$13.23
$15.14 - $21.47	309,397	$19.64	7.70	252,207	$20.33
$24.00 - $45.80	159,350	$34.583	8.07	159,350	$34.58
$56.00 - $56.00	10,000	$56.00	3.07	10,000	$56.00

$0.76 - $56.00	2,448,367	$13.25	8.25	1,065,425	$15.35

Employee Stock Purchase Plan
     In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this purchase plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per purchase period under the purchase plan. The price paid for the Company’s common stock purchased under the purchase plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the purchase plan or the date of purchase. The compensation cost in connection with the purchase plan for the three months ended June 30, 2007 and 2006 was $111,000 and $134,000, respectively. The compensation cost in connection with the purchase plan for the six months ended June 30, 2007 and 2006 was $180,000 and $216,000, respectively. During the second quarter of 2007, there were 42,345 shares issued under the purchase plan at a weighted average price of $8.70 per share. During the second quarter of 2006, there were 41,522 shares issued under the purchase plan at a weighted average price of $9.14 per share. At June 30, 2007, there were 310,526 shares available for purchase under the purchase plan.

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
     As of June 30, 2007, 300,000 preferred shares were outstanding, which are convertible into 3,000,000 shares of common stock. Additionally, as of June 30, 2007, the Company had an outstanding warrant that granted the holder the right to purchase 90,000 shares of preferred stock, which would be convertible into 900,000 shares of common stock.
     As the Company incurred net losses for all periods presented, shares associated with common stock issuable upon the conversion of the preferred shares or the exercise of the outstanding warrant were not included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. Also, potential dilutive common shares of 2,448,367 as of June 30, 2007 and 1,769,712 as of June 30, 2006 from the assumed exercise of stock options were not included in the net loss per share calculations as their inclusion would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for all periods presented.
11. Comprehensive Loss
     Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its available-for-sale securities represent the only component of comprehensive loss excluded from the reported net loss.
     The Company’s unrealized gain (loss) on available-for-sale securities of ($22,000) and $1,000 for the three months ended June 30, 2007 and 2006, respectively, was excluded from the net loss for the respective periods. Total comprehensive loss for the three months ended June 30, 2007 and 2006 was $1.9 million and $206,000, respectively.
     The Company’s unrealized loss on available-for-sale securities of $15,000 and $5,000 for the six months ended June 30, 2007 and 2006, respectively, was excluded from the net loss for the respective periods. Total comprehensive loss for the six months ended June 30, 2007 and 2006 was $2.7 million and $1.4 million, respectively.
12. Segment Disclosures
     The Company operates in a single segment. The Company’s product sales by geographic area (based on location of customer) for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands and as a percentage of total revenues):

	Three months ended June 30,
	2007		2006
United States	$2,735	20.2%	$2,159	13.2%
Finland	6,438	47.6%	6,189	37.9%
Italy	598	4.4%	5,153	31.6%
Norway	705	5.2%	1,784	10.9%
Slovakia	2,179	16.1%	—	0.0%
Other	884	6.5%	1,041	6.4%

Total	$13,539	100.0%	$16,326	100.0%

	Six months ended June 30,
	2007		2006
United States	$4,846	17.1%	$5,606	18.6%
Finland	12,523	44.3%	9,588	31.9%
Italy	3,140	11.1%	9,230	30.7%
Norway	3,008	10.6%	3,253	10.8%
Slovakia	2,179	7.7%	—	0.0%
Other	2,594	9.2%	2,395	8.0%

Total	$28,290	100.0%	$30,072	100.0%

     For the three months ended June 30, 2007, Nokia Siemens Networks and Nera accounted for 52% and 21%, respectively, of the Company’s total revenues. For the three months ended June 30, 2006, Nokia, Siemens, and Nera accounted for 38%, 32% and 12%, respectively, of the Company’s total revenues. For the three month periods presented, no other customer accounted for more than 10% of the Company’s total revenues.
     For the six months ended June 30, 2007, Nokia Siemens Networks, Nokia and Nera accounted for 25%, 22% and 21%, respectively, of the Company’s total revenues. For the six months ended June 30, 2006, Nokia, Siemens, and Nera accounted for 32%, 31% and 13%, respectively, of the Company’s total revenues. For the six month periods presented, no other customer accounted for more than 10% of the Company’s total revenues.

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
     The terms “we,” “us,” “our” and words of similar import below refer to Endwave Corporation and its wholly-owned subsidiaries, Endwave Defense Systems Incorporated and ALC Microwave, Inc.
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
     Revenues for the second quarter of 2007 were $13.5 million, representing a decrease of $2.8 million, or 17%, from the second quarter of 2006, and a decrease of $1.2 million, or 8%, from the first quarter of 2007. Revenues for the first half of 2007 were $28.3 million, representing a decrease of $1.8 million, or 6%, from the first half of 2006. The decline in revenues was due primarily to decreased demand from our telecommunications customers. During April 2007, our two largest customers, Nokia and Siemens, merged their telecommunications network businesses. During the first half of 2007, we experienced a decrease in revenues attributable to the Siemens product lines of Nokia Siemens Networks as they decreased purchases of legacy products that historically have been outsourced to us and ramped up production of new designs that are produced internally. The ongoing impact, if any, of this merger on our continuing relationship with the combined company is uncertain.
     We continue to seek growth through enhancing our position as a leading merchant supplier of RF modules, continuing our expansion into the defense electronics and homeland security markets and pursuing strategic acquisitions. In support of this growth strategy, on April 19, 2007 we announced the acquisition of all of the outstanding capital stock of privately-held ALC Microwave, Inc. (“ALC”), a provider of logarithmic amplifier subsystems to defense markets, for approximately $6.8 million in cash. Revenues from ALC were approximately $5.5 million in 2006 and $1.2 million as part of Endwave during the second quarter of 2007.
Results of Operations
Three and six months ended June 30, 2007 and 2006
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of product revenues	75.4	70.0	73.6	71.3
Cost of product revenues, amortization of intangible assets	1.0	0.7	0.9	0.7
Research and development	20.0	12.9	18.1	13.9
Selling, general and administrative	24.2	21.6	22.9	21.6
Amortization of intangible assets	1.0	0.2	0.6	0.3

Total costs and expenses	121.6	105.5	116.1	107.8

Loss from operations	(21.6)	(5.5)	(16.1)	(7.8)
Interest and other income, net	7.5	4.2	6.6	3.2

Net loss	(14.1)%	(1.3)%	(9.5)%	(4.6)%

Total revenues

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)
Total revenues	$13,539	$16,326	(17.1%)	$28,290	$30,072	(5.9%)
Product revenues	$13,138	$16,326	(19.5%)	$27,731	$29,479	(5.9%)
Development fees	$401	$—	100%	$559	$593	(5.7%)
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
     During the three months ended June 30, 2007, total revenues decreased by 17% compared to the same period in 2006. This decrease in total revenues was due to a 26% decrease in revenues from our telecommunications customers which was offset in part by a 42% increase in revenues from our defense and homeland security customers, including $1.2 million in revenues attributable to the acquisition of ALC. During the six months ended June 30, 2007, total revenues decreased by 6% compared to the same period in 2006. This decrease in total revenues was primarily due to a 7% decrease in revenues from our telecommunications customers. The decrease in telecommunication revenue was primarily attributable to decreased revenues due to the Siemens product lines of Nokia Siemens Networks as they decreased purchases of legacy products that historically have been outsourced to us and ramped up production of new designs that are produced internally.
     For the three months ended June 30, 2007, revenues from our defense electronics and homeland security customers comprised 22% of our total revenues and revenues from our telecommunication customers comprised 78% of our total revenues. For the six months ended June 30, 2007, revenues from our defense electronics and homeland security customers comprised 18% of our total revenues and revenues from our telecommunication customers comprised 82% of our total revenues.
Cost of product revenues

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)
Cost of product revenues	$10,208	$11,434	(10.7%)	$20,828	$21,430	(2.8%)
Percentage of total revenues	75.4%	70.0%		73.6%	71.3%
     Cost of product revenues consists primarily of: costs of direct materials and labor utilized to assemble and test our products; equipment depreciation; costs associated with procurement, production control, quality assurance and manufacturing engineering; costs associated with maintaining our manufacturing facilities; fees paid to our offshore manufacturing vendor; reserves for potential excess or obsolete material; costs related to stock-based compensation; and accrued costs associated with potential warranty returns offset by the benefit of usage of materials that were previously written off.
     During the second quarter of 2007, the cost of product revenues as a percentage of revenues increased primarily due to the decreased absorption of our overhead costs resulting from decreased production, the write down of certain raw material inventory to the lower of cost or market pursuant to a price decrease from our supplier and increased inventory reserves associated with the end of life of one our customer programs. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $279,000 during the second quarter of 2007 and $129,000 during the second quarter of 2006.
     During the first half of 2007, the cost of product revenues as a percentage of revenues increased due primarily to the decreased absorption of our overhead costs resulting from decreased total revenues and the write down of certain raw material inventory to the lower of cost or market pursuant to a price decrease from our supplier. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $415,000 during the first half of 2007 and $329,000 during the first half of 2006.
     We intend to continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.
Research and development expenses

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)
Research and development expenses	$2,709	$2,111	28.3%	$5,114	$4,190	22.1%
Percentage of total revenues	20.0%	12.9%		18.1%	13.9%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.
     During the three months ended June 30, 2007, research and development costs increased both as a percentage of total revenues and in absolute dollars compared to the same period in 2006. The increase in research and development costs was primarily attributable to an increase of $177,000 for research and development project-related services, an increase of $104,000 of personnel-related expenses, an increase of $94,000 related to the ALC engineering group and an increase of $71,000 for SFAS No. 123 (R) stock option expense.
     During the first half of 2007, research and development costs increased both as a percentage of total revenues and in absolute dollars compared to the same period in 2006. The increase in research and development costs was primarily attributable to an increase of $330,000 of personnel-related expenses, an increase of $253,000 for research and development project-related services, an increase of $102,000 for SFAS No. 123 (R) stock option expense and an increase of $94,000 related to the ALC engineering group.
     During the remainder of 2007, we anticipate research and development expenses will increase moderately in absolute dollar terms as we integrate ALC and continue to work on certain development programs and increase our defense electronics and homeland security related business.

Selling, general and administrative expenses

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expenses	$3,280	$3,534	(7.2%)	$6,479	$6,492	(0.2%)
Percentage of total revenues	24.2%	21.6%		22.9%	21.6%
     Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.
     During the second quarter of 2007, selling, general and administrative expenses increased as a percentage of revenues but decreased in absolute dollars compared to the same period in 2006. The decrease in absolute dollars was due to a decrease of $208,000 in personnel-related expenses and $186,000 in commissions. These decreases were partially offset by an increase of $77,000 related to the selling, general and administrative expenses of ALC.
     During the first half of 2007, selling, general and administrative expenses were consistent in absolute dollars compared to the same period in 2006. The spending remained consistent as a decrease of $276,000 in commissions was partially offset by an increase of $121,000 for SFAS No. 123 (R) stock option related expenses and an increase of $77,000 related to the selling, general and administrative expenses of ALC.
     During the remainder of 2007, we anticipate selling, general and administrative expenses will increase moderately in absolute dollar terms as we integrate ALC and increase the size of our sales and marketing team related to the defense electronics and homeland security business.
Amortization of intangible assets

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)
Cost of product revenues, amortization of intangible assets	$137	$111	23.4%	$250	$224	11.6%
Amortization of intangible assets	$133	$39	241.0%	$172	$78	120.5%
     As part of our acquisition of ALC in April 2007, we acquired $2.9 million of identifiable intangible assets, including $900,000 for customer relationships, $880,000 for developed technology, $560,000 for customer backlog, $370,000 for the non-compete agreement and $230,000 for the tradename. These assets are subject to amortization and have approximate estimated useful lives as follows: customer relationships – six years, developed technology – six years, customer backlog – two years, non-compete agreement – four years, and tradename – six years.
     As part of our acquisition of JCA Technology, Inc. in July 2004, we acquired $4.2 million of identifiable intangible assets, including $2.3 million for developed technology, $1.1 million for the tradename, $780,000 for customer relationships and $140,000 for customer backlog. These assets are subject to amortization and have approximate estimated useful lives as follows: developed technology – five years, customer backlog – six months and customer relationships – five years. The tradename intangible asset is not subject to amortization and will be evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.
     The amortization associated with the developed technology is a charge to cost of product revenues. The amortization associated with the developed technology was $137,000 for the second quarter of 2007 and $111,000 for the second quarter of 2006. The increase in cost of product revenues, amortization of intangible assets was due to $26,000 amortization for the ALC developed technology.

     During the first half of 2007, the amortization associated with the developed technology was $250,000 compared to $224,000 during the first half of 2006.
     The amortization associated with the customer backlog, customer relationships, non-compete and tradename is a charge to operating expenses. During the second quarter of 2007, the $133,000 of amortization was comprised of the following: $64,000 for customer relationships, $47,000 for customer backlog, $15,000 for the non-compete agreement and $7,000 for the tradename. During the second quarter of 2006, the $39,000 of amortization was due to the amortization of customer relationships. This increase in amortization was attributable to the amortization of ALC intangibles.
     During the first half of 2007, the $172,000 of amortization was comprised of the following: $103,000 for customer relationships, $47,000 for customer backlog, $15,000 for the non-compete agreement and $7,000 for the tradename. During the first half of 2006, the $78,000 of amortization was due to $78,000 for the amortization of customer relationships. This increase was attributable to the amortization related to the ALC intangibles.
Interest and other income, net

	Three months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)
Interest and other income, net	$1,021	$696	46.7%	$1,866	$957	95.0%
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location and gains and losses on the disposals of property and equipment. The increase in interest and other income, net during both the three and six months ended June 30, 2007 was primarily the result of increased interest earned on a higher cash and investment balance maintained during the quarter.
Liquidity and Capital Resources
     At June 30, 2007, we had $24.0 million of cash and cash equivalents and $40.7 million in short-term and long-term investments, working capital of $68.0 million and no debt outstanding. The following table sets forth selected condensed consolidated statement of cash flows data:

	Six months ended
	June 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$2,745	$2,296
Net cash provided used in investing activities	(5,375)	(24,281)
Net cash provided by financing activities	500	43,626
Cash, cash equivalents, restricted cash, short- term and long-term investments at end of period	$64,759	$67,211
     During the first six months of 2007, operating activities provided $2.7 million of cash as compared to $2.3 million in the first half of 2006. Our net loss, adjusted for depreciation and other non-cash items, contributed $162,000 of cash in the first half of 2007 as compared to $1.1 million in first half of 2006. During the first half of 2007, the remaining $2.6 million of cash provided by operating activities was primarily due to a $5.6 million decrease in inventory which was partially offset by a $1.3 million decrease in accounts payable, a $282,000 decrease in accrued warranty and a $1.3 million decrease in accrued compensation and other current and long-term liabilities. During the first half of 2006, the remaining $1.2 million of cash provided by operating activities was primarily due to a $3.3 million increase in accounts payable, which was partially offset by a $1.4 million increase in accounts receivable, a $209,000 decrease in accrued warranty and a $572,000 decrease in accrued compensation and other current and long-term liabilities.
     Investing activities used cash of $5.4 million in the first half of 2007 and $24.3 million in the first half of 2006. The use of cash during the first half of 2007 was due to $5.8 million used for the purchase of ALC and $575,000 used for purchase of property and equipment partially offset by a $236,000 decrease in restricted cash. The use of cash during the first half of 2006 was due to a net increase of $23.0 million of short-term investments, a $1.1 million purchase of property and equipment and a $236,000 increase in restricted cash.
     Financing activities provided cash of $500,000 in the first half of 2007 as compared to $43.6 million in the first half of 2006. During the second quarter of 2007, we received $368,000 of cash from the proceeds of stock issuance and $132,000 from the exercise of stock options. During the second quarter of 2006, we generated $43.1 million in net proceeds from the sale of 300,000 shares of Series B preferred stock and a warrant to purchase 90,000 shares of Series B preferred stock to Oak Investment Partners XI, Limited Partnership (“Oak”). In addition to the proceeds received from Oak, during the first half of 2006 we received $379,000 from the sale of common stock under our employee stock purchase plan and $129,000 from the exercise of stock options.
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
     The following table summarizes our future payment obligations for all of our operating leases, excluding interest:

	Payment Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual obligations:
Operating lease obligations	$2,486	$815	$1,203	$468	$—

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
     Although we are not a party to the litigation now pending in the Southern District of New York entitled “Securities and Exchange Commission v. Wood River Capital Management, LLC et al.” filed as Civil Action 05-CV-8713, we have filed a proof of claim with the Court reserving our rights to pursue claims against the defendants in such action, including possible claims for disgorgement of profits pursuant to Section 16 of the Exchange Act. We have entered into a settlement agreement and a registration rights agreement with the court appointed receiver, whom we refer to as the Receiver, for Wood River Capital Management, L.L.C. and certain of its affiliates, which we refer to collectively as the Wood River Entities, pursuant to which we have filed a registration statement covering the resale of the shares of Endwave common stock held by the Wood River Entities and have agreed to cooperate with the Receiver in a underwritten offering or registered direct offering of the Endwave shares held by the Wood River Entities.
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
Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future. **
     We have had a history of losses. We had a net loss of $2.7 million for the first half of 2007. We also had net losses of $1.3 million and $874,000 for the years ended December 31, 2006 and 2005, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nera or Nokia Siemens Networks, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.**
     We depend, and expect to continue to depend, on a relatively small number of telecom customers for a large portion of our revenues. The loss of any of our major customers, particularly Nera or Nokia Siemens Networks, or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. In the first six months of 2007, Nokia Siemens Networks accounted for 25% of our total revenues. In the first six months of 2007, and in fiscal 2006 and 2005, revenues from Nokia accounted for 22%, 42% and 47% of our total revenues, respectively. Revenues from Siemens accounted for 23% and 16% of our total revenues for 2006 and 2005, respectively. Revenues from Nera accounted for 21% of revenues in the first half of 2007 and 14% and 10% of our total revenues for 2006 and 2005, respectively. We had no other customers individually representing more than 10% of our total revenues for the first half of 2007, fiscal 2006 or for fiscal 2005.
     During April 2007, Nokia and Siemens merged their telecommunication network businesses. The ongoing impact, if any, of this merger on our continuing relationship with the combined company is uncertain. During the first half of 2007, we experienced a decrease in revenues from the Siemens product lines of Nokia Siemens Networks as they decreased purchases of legacy products that historically have been outsourced to us and ramped up productions of new designs that are produced internally.

We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.**
     We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 82% of our total revenues in the first half of 2007 and 84% of our total revenues in 2006.
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
Implementing our acquisition strategy could result in dilution to our stockholders and operating difficulties leading to a decline in revenues and operating profit.**
     One of our strategies is to grow through acquisitions. To that end, we have completed six acquisitions since our initial public offering, including the acquisition of ALC Microwave, Inc. in April 2007. We intend to continue to pursue acquisitions in our markets that we believe will be beneficial to our business. The process of investigating, acquiring and integrating any business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:
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
Our future success depends in part on our ability to further penetrate into new markets, such as defense electronics and homeland security, and we may be unable to do so.**
     Historically, a large majority of our revenues have been attributable to sales of our RF modules to telecom OEMs such as Nokia Siemens Networks. Part of our growth strategy is to design and sell high-frequency RF modules for and to OEMs and systems integrators in new markets, particularly defense electronics and homeland security. To date, only a modest percentage of our revenues have been attributable to sales of RF modules to defense systems integrators. We have only recently begun to design and sell products for the recently emerging homeland security market. The potential size of this market is unclear and we cannot predict how the market will evolve. If increased demand for high-frequency RF modules in the defense electronics and homeland security markets does not materialize, or if we fail to secure new design wins in these markets or if we are unable to design readily manufacturable products for these new markets, our growth and revenues could be adversely impacted, thereby decreasing our profitability or increasing our net losses.
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
Our cash requirements will be impacted by our need to increase inventories.**
     As part of our expansion in the telecommunications market and our increased emphasis on the defense electronics and homeland security markets, we have significantly increased the number of our products during recent fiscal years. The products we manufacture require hundreds or thousands of components obtained from a wide variety of suppliers and we have faced component shortages and quality issues from our suppliers from time to time. In addition, in order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. As a result of these challenges, we have significant raw materials inventory and finished products in our key customers’ consignment stocks so that they will be better-positioned to meet their own customers’ demand. The raw materials and finished goods have significantly increased our working capital needs and may further increase our capital needs in the future.
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
We rely on Velocium and other third-party semiconductor foundries to manufacture the semiconductors contained in our products. The loss of our relationship with any of these foundries, particularly Velocium, without adequate notice would adversely impact our ability to fill customer orders and could damage our customer relationships.**
     We design semiconductor devices. However, we do not own or operate a semiconductor fabrication facility, or foundry, and rely on a limited number of third parties to produce these components. Our largest semiconductor foundry supplier is Velocium, a business unit of Northrop Grumman Space & Mission Systems Corp. Velocium

produced approximately 30% of our semiconductors, measured in terms of cost, in the first half of 2007, with the balance provided by other suppliers. If Velocium is unable to deliver semiconductors to us in a timely fashion, the resulting delay could severely impact our ability to fulfill customer orders and could damage our relationships with our customers. In addition, the loss of our relationship with or our access to any of the semiconductor foundries we currently use, particularly Velocium, and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.
     We may not be successful in forming alternative supply arrangements that provide us with a sufficient supply of gallium arsenide devices. Gallium arsenide devices are used in a substantial portion of the products we manufacture. Because there are a limited number of semiconductor foundries that use the particular process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional semiconductor foundries would require an extensive qualification process that could prevent or delay product shipments and revenues. We estimate that it may take up to six months to shift production of a given semiconductor circuit design to a new foundry.
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
Competitive conditions often require us to reduce prices and, as a result, we need to reduce our costs in order to be profitable.**
     Over the past year, we have reduced many of our prices by 10% to 15% in order to remain competitive and we expect market conditions will cause us to reduce our prices in the future. In order to reduce our per-unit cost of product revenues, we must continue to design and re-design products to require lower cost materials, improve our manufacturing efficiencies and successfully move production to lower-cost, offshore locations. The combined effects of these actions may be insufficient to achieve the cost reductions needed to maintain or increase our gross margins or achieve profitability.
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
We may not be able to design our products as quickly as our customers require, which could cause us to lose sales and may harm our reputation.**
     Existing and potential customers typically demand that we design products for them under difficult time constraints. In the current market environment, the need to respond quickly is particularly important. If we are unable to commit the necessary resources to complete a project for a potential customer within the requested timeframe, we may lose a potential sale. Our ability to design products within the time constraints demanded by a customer will depend on the number of product design professionals who are available to focus on that customer’s project and the availability of professionals with the requisite level of expertise is limited. We have, in the past, expended significant resources on research and design efforts on potential customer products, that did not result in additional revenue.
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
Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of June 30, 2007, we had 42 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2007 and 2024. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
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
Our failure to compete effectively could reduce our revenues and margins.**
     Among merchant suppliers in the telecommunication network market, we primarily compete with Compel Electronics Inc., Filtronic plc, Linkra Srl, Microelectronics Technology Inc., Remec Broadband Wireless, Inc., Teledyne Technologies Incorporated and Thales Group SA. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their high-frequency RF transceiver modules, rather than use merchant suppliers like us. Additionally, during the first half of 2007, we experienced a decrease in revenues from the Siemens product lines of Nokia Siemens Networks as they increased the use of their captive resources for the manufacture of their modules. We believe that over one half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and the potential related sales. Further, if a telecom OEM were to sell its captive operation to a competitor, we would lose the opportunity to acquire those potential sales. In the defense electronics and homeland security markets, we primarily compete with Aeroflex Incorporated, AML Communications Inc., Chelton, Ltd., Ciao Wireless, CTT Inc., Herley Industries, Inc., KMIC Technology, Inc., M/A-Com, Miteq, Inc. and Teledyne Technologies Incorporated.
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
Risks Relating to Ownership of Our Stock
The assets of Wood River Capital Management, L.L.C. and certain of its affiliates, the holders of shares of common stock representing approximately 26.4% of our outstanding capital stock as of June 30, 2007, have been placed into receivership by the Securities and Exchange Commission, and the receiver may dispose of such shares of our common stock. Such disposition may adversely affect the trading price of our common stock.**
     As of June 30, 2007, the Wood River Entities owned approximately 26.4% of our outstanding capital stock (all outstanding stock measured on an as-converted to common stock basis and assuming exercise in full of the warrant held by Oak Investment Partners XI, Limited Partnership, which we refer to as Oak). On October 13, 2005, the Securities and Exchange Commission filed an emergency action against the Wood River Entities and, concurrently with the filing of the action, an order was entered placing the Wood River Entities into receivership. As a result, Arthur J. Steinberg, solely in his capacity as the Receiver and not in his individual capacity, may also be deemed to have beneficial ownership of such shares. We have entered into a settlement agreement and a registration rights agreement with the Receiver pursuant to which we have filed the a registration statement covering the resale of the shares of Endwave common stock held by the Wood River Entities and have agreed to cooperate with the Receiver in a underwritten offering or registered direct offering of the Endwave shares held by the Wood River Entities. Any disposition of the Endwave shares held by the Wood River Entities may have the effect of reducing the trading price of our common stock.
The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.**
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. In the first half of 2007, the lowest daily closing sales price for our common stock was $9.90 and the highest daily closing sales price for our common stock was $13.59. In 2006, the lowest daily closing sales price for our common stock was $8.98 and the highest daily closing sales price for our common stock was $17.15. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
•	our financial performance or the performance of our competitors;

•	the purchase or sale of common stock, or short-selling or other transactions involving our securities, particularly by the Wood River Entities, Oak or other large stockholders;

•	technological innovations or other trends or changes in the telecommunication network, defense electronics or homeland security markets;

•	successes or failures at significant product evaluations or site demonstrations;

•	the introduction of new products by us or our competitors;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	decisions by major participants in the communications industry not to purchase products from us or to pursue alternative technologies;

•	decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry;

•	market conditions in the industry, the financial markets and the economy as a whole; and

•	the low trading volume of our common stock.
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
We have two shareholders that own a large percentage of our outstanding capital stock and, as a result of their significant ownership, are able to significantly affect the outcome of matters requiring stockholder approval.**
     The Wood River Entities own 4,102,247 shares of our outstanding common stock. In addition, Oak owns 300,000 shares of our Series B preferred stock that are convertible into 3,000,000 shares of our common stock and a warrant to purchase 90,000 shares of our Series B preferred stock that upon issuance will be convertible into 900,000 shares of our common stock. Assuming the exercise in full of the warrant issued to Oak and the conversion of Oak’s preferred shares into common stock, as of June 30, 2007, Oak owned approximately 25.1% of our outstanding capital stock and the Wood River Entities owned approximately 26.4% of our outstanding capital stock.
     Because most matters requiring approval of our stockholders require the approval of the holders of a majority of the shares of our outstanding capital stock present in person or by proxy at the annual meeting, the significant ownership interest of Oak and the Wood River Entities allows Oak and the Wood River Entities, and the receiver of the Wood River Entities, to affect significantly the election of our directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without their support, even if the transaction is favorable to our stockholders as a whole.
Our certificate of incorporation, bylaws and arrangements with executive officers contain provisions that could delay or prevent a change in control.**
     We are subject to certain Delaware anti-takeover laws by virtue of our status as a Delaware corporation. These laws prevent us from engaging in a merger or sale of more than 10% of our assets with any stockholder, including all affiliates and associates of any stockholder, who owns 15% or more of our outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of our voting stock, unless our board of directors approved the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock of the corporation, or the business combination is approved by our board of directors and authorized by at least 66 2/3% of our outstanding voting stock not owned by the interested stockholder. A corporation may opt out of the Delaware anti-takeover laws in its charter documents, however we have not chosen to do so. Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control of management, including a staggered board of directors, the elimination of the ability of our stockholders to act by written consent, discretionary authority given to our board of directors as to the issuance of preferred stock, and indemnification rights for our directors and executive officers. Additionally, during 2005, our board of directors adopted a Stockholder Rights Plan, providing for the distribution of one preferred share purchase right for each outstanding share of common stock held as of December 12, 2005, that may lead to the delay or prevention of a change in control that is not approved by our board of directors. We have an Executive Officer Severance and Retention Plan and a Key Employee Severance and Retention Plan that provide for severance payments and the acceleration of vesting of a percentage of certain stock options granted to our executive officers and certain senior, non-executive employees under specified conditions. These plans may make us a less attractive acquisition target or may reduce the amount a potential acquirer may otherwise be willing to pay for our company.

     Item 6. Exhibits.

Number	Description
2.1(4)	Stock Purchase Agreement among the Registrant and the stockholders and option holders of ALC Microwave, Inc. dated April 19, 2007.

3.1(1)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(1)	Amended and Restated Bylaws effective October 20, 2000.

3.4(9)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.5(12)	Certificate of Designation for Series B Preferred Stock.

3.6(7)	Amendment to Amended and Restated Bylaws.

4.1(1)	Form of specimen Common Stock Certificate.

4.2(9)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.

4.3(9)	Form of Rights Certificate

4.4(12)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.

4.5(12)	Warrant issued to Oak Investment Partners XI, Limited Partnership.

4.6(14)	Registration Rights Agreement by and between the Registrant and Arthur Steinberg, as receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd., dated May 17, 2007.

10.1(1)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(1)*	1992 Stock Option Plan.

10.3(1)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(1)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(16)*	2007 Equity Incentive Plan.

10.6(17)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.

10.7(1)*	2000 Employee Stock Purchase Plan.

10.7(17)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.

10.8(1)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.9(10)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.10(1)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.11(11)*	Description of Compensation Payable to Non-Employee Directors.

10.12(11)*	2007 Base Salaries for Named Executive Officers.

10.13(11)*	2007 Executive Incentive Compensation Plan.

10.14(5)*	Executive Officer Severance and Retention Plan.

10.15(1)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.16(15)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.

10.17(15)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.

10.18(13)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

10.19(13)†	Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated July 25, 2006.

10.20(8)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.

10.21(14)	Settlement Agreement by and between the Registrant and Arthur Steinberg, as receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd., dated May 17, 2007.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 25, 2005 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(6)	Previously filed as an exhibit to an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 4, 2004 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 5, 2007 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 7, 2007 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 30, 2007 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No.333-144054) and incorporated herein by reference.

(16)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No.333-144851) and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: August 6, 2007

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