Form 10-Q
period 2007-09-30
ENDWAVE CORP
filed 2007-11-05
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
          The number of shares of the registrant’s common stock outstanding as of October 26, 2007 was 11,620,503 shares. The number of shares of the registrant’s preferred stock outstanding as of October 26, 2007 was 300,000 shares.

ENDWAVE CORPORATION

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$25,344	$26,176
Short-term investments	33,388	41,411
Accounts receivable, net	10,089	8,713
Inventories	13,067	17,127
Other current assets	968	640

Total current assets	82,856	94,067
Long-term investments	6,629	—
Property and equipment, net	2,829	2,024
Other assets, net	227	110
Restricted cash	25	261
Goodwill and intangible assets, net	7,773	4,191

	$100,339	$100,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,981	$4,280
Accrued warranty	2,975	2,928
Accrued compensation	2,664	2,652
Other current liabilities	1,906	1,164

Total current liabilities	11,526	11,024
Other long-term liabilities	116	231

Total liabilities	11,642	11,255

Contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 300,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 11,620,503 and 11,556,946 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	12	12
Additional paid-in capital	360,830	357,203
Treasury stock, at cost, 39,150 shares at September 30, 2007 and December 31, 2006	(79)	(79)
Accumulated other comprehensive loss	(11)	(25)
Accumulated deficit	(272,055)	(267,713)

Total stockholders’ equity	88,697	89,398

	$100,339	$100,653

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2006.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Product revenues	$13,608	$18,452	$41,339	$47,931
Development fees	186	384	745	977

Total revenues	13,794	18,836	42,084	48,908

Costs and expenses:
Cost of product revenues*	9,940	12,815	30,768	34,245
Cost of product revenues, amortization of intangible assets	149	113	399	337
Research and development*	2,792	2,389	7,906	6,579
Selling, general and administrative*	3,230	3,353	9,709	9,845
Amortization of intangible assets	180	39	352	117

Total costs and expenses	16,291	18,709	49,134	51,123

Income (loss) from operations	(2,497)	127	(7,050)	(2,215)
Interest and other income, net	842	784	2,708	1,741

Net income (loss)	$(1,655)	$911	$(4,342)	$(474)

Basic net income (loss) per share	$(0.14)	$0.08	$(0.37)	$(0.04)
Diluted net income (loss) per share	$(0.14)	$0.06	$(0.37)	$(0.04)

Shares used in computing basic net income (loss) per share	11,618,746	11,436,417	11,590,059	11,403,728
Shares used in computing diluted net income (loss) per share	11,618,746	14,676,969	11,590,059	11,403,728

*	Includes the following amounts related to stock-based compensation:

Cost of product revenues	$200	$120	$495	$334
Research and development	$230	$129	$612	$409
Selling, general and administrative	$681	$629	$1,994	$1,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended
	September 30,
	2007	2006
Operating activities:
Net loss	$(4,342)	$(474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	730	670
Amortization of intangible assets	751	454
Stock compensation expense	3,101	2,564
Amortization of investments, net	(3)	75
Loss on the sale of equipment	4	84
Changes in operating assets and liabilities:
Accounts receivable, net	(660)	(2,335)
Inventories	5,209	(1,843)
Other assets	(170)	(6)
Accounts payable	(380)	2,602
Accrued warranty	(111)	(284)
Accrued compensation, other current liabilities and other long-term liabilities	(590)	684

Net cash provided by operating activities	3,539	2,191

Investing activities:
Purchase of ALC Microwave, Inc., net of cash acquired	(5,779)	—
Change in restricted cash	236	(236)
Proceeds on sale of property	11	5
Purchases of property and equipment	(748)	(1,379)
Proceeds on maturities of short-term investments	51,895	(30,550)
Purchases of investments	(50,474)	8,800

Net cash used in investing activities	(4,859)	(23,360)

Financing activities:
Proceeds from the sale of Series B preferred stock and warrants, net of issuance costs	(8)	43,107
Proceeds from common stock issuance	368	379
Proceeds from exercises of stock options, net of issuance costs	138	257

Net cash provided by financing activities	498	43,743

Effect of foreign exchange rate changes on cash and cash equivalents	(10)	—

Net increase (decrease) in cash and cash equivalents	(832)	22,574
Cash and cash equivalents at beginning of period	26,176	8,456

Cash and cash equivalents at end of period	$25,344	$31,030

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

     The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of ALC are included in the accompanying unaudited condensed consolidated statements of operations for all periods or partial periods subsequent to the acquisition date.
     The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value. The Company determined the valuation of the identifiable intangible assets using future revenue assumptions in a valuation analysis. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology industry.
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

Pro forma financial information
          The following table presents the unaudited pro forma financial information for the combined entity of Endwave and ALC for the three and nine month periods ended September 30, 2007 and 2006, as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain purchase accounting adjustments. ALC was acquired on April 19, 2007. ALC’s results of operations for the period from April 1, 2007 through April 18, 2007 are excluded as they are considered immaterial.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands except per share amounts)
Net revenue	$13,794	$20,341	$43,434	$53,082

Net income (loss)	$(1,655)	$1,076	$(4,563)	$(177)

Basic net income (loss) per share	$(0.14)	$0.09	$(0.39)	$(0.02)

Diluted net income (loss) per share	$(0.14)	$0.07	$(0.39)	$(0.02)
          These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the Company and ALC had been a consolidated entity during the periods presented.
3. Restricted Cash
          At September 30, 2007, the Company had a $25,000 certificate of deposit that secured a letter of credit in connection with the Company’s building lease in Andover, Massachusetts. The $25,000 certificate of deposit will be maintained by the Company for the term of the lease, which terminates on November 30, 2008.
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

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
United States government agencies	$1,507	$4	$—	$1,511
Corporate securities	8,573	6	(11)	8,568
Obligations of states and political subdivisions	29,938	—	—	29,938

Total	$40,018	$10	$(11)	$40,017

Cash equivalents:
Commercial paper	$14,444	$—	$—	$14,444
Others	$4,000	$—	$—	$4,000

Total	$18,444	$—	$—	$18,444

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Short-term investments:
United States government agencies	$2,000	$—	$(11)	$1,989
Corporate securities	3,871	—	(9)	3,862
Obligations of states and political subdivisions	29,750	—	—	29,750
Commercial paper	5,815	—	(5)	5,810

Total	$41,436	$—	$(25)	$41,411

Cash equivalents:
Commercial paper	$21,799	$—	$—	$21,799

     At September 30, 2007, the Company had $33.4 million of short-term investments with maturities of less than one year and $6.6 million of long-term investments with maturities between one and two years.
     At September 30, 2007, the Company had net unrealized losses of $1,000 related to $10.1 million of investments in debt securities. None of these securities were in an unrealized loss position for a period of greater than one year. The decline in value of these investments is primarily related to changes in interest rates. The investments mature through 2009 and the Company believes that it has the ability to hold these investments until the maturity date. Realized gains and losses were insignificant for the three and nine month periods ended September 30, 2007 and 2006.
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
5. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$9,564	$10,174
Work in process	1,964	1,829
Finished goods.	1,539	5,124

	$13,067	$17,127

6. Goodwill and Intangible Assets
Goodwill
     At September 30, 2007, the Company had goodwill of $3.0 million, $1.6 million associated with its purchase of JCA Technology, Inc. (“JCA”) in July of 2004 and $1.4 million associated with its purchase of ALC in April of 2007. The Company conducted its 2007 annual goodwill impairment analysis of the JCA and ALC related goodwill in the third quarter of 2007 and no goodwill impairment was indicated.
Intangible Assets
     In April 2007, as part of the ALC acquisition, the Company acquired $2.9 million of identifiable intangible assets including $900,000 for customer relationships, $880,000 for developed technology, $560,000 for customer backlog, $370,000 for the non-compete agreement and $230,000 for the tradename. These assets are subject to amortization and have approximate estimated useful lives as follows: customer relationships – six years, developed technology – six years, customer backlog – two years, non-compete agreement – four years, and tradename – six years.
     In July 2004, as part of the JCA Technology, Inc. acquisition, we acquired $4.2 million of identifiable intangible assets, including $2.3 million for developed technology, $1.1 million for the tradename, $780,000 for customer relationships and $140,000 for customer backlog. The JCA intangible assets are subject to amortization and have approximate estimated useful lives as follows: developed technology — five years, customer backlog — six months and customer relationships — five years.
     The components of intangible assets as of September 30, 2007 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$3,130	$(1,487)	$1,643
Tradename	1,290	(17)	1,273
Customer relationships	1,680	(557)	1,123
Customer backlog	700	(257)	443
Non-compete agreement	370	(38)	332

Total intangible assets	$7,170	$(2,356)	$4,814

     The components of intangible assets as of December 31, 2006 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$2,250	$(1,088)	$1,162
Tradename	1,060	—	1,060
Customer relationships	780	(377)	403
Customer backlog	140	(140)	—

Total intangible assets	$4,230	$(1,605)	$2,625

     The amortization of developed technology is a charge to cost of goods sold and was $149,000 and $113,000 for the three months ended September 30, 2007 and 2006, respectively, and $399,000 and $337,000 for the nine months ended September 30, 2007 and 2006, respectively. Amortization of all other intangible assets is a charge to operating expenses and was $180,000 and $39,000 for the three months ended September 30, 2007 and 2006, respectively, and $352,000 and $117,000 for the nine months ended September 30, 2007 and 2006, respectively.
     The JCA tradename has a gross carrying value of $1.1 million and is not subject to amortization and is evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducted its 2007 annual impairment analysis of the tradename in the third quarter of 2007 and no impairment was indicated. The ALC tradename is amortized as it has an estimated economic life.
     The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31
2007 (October 1 through December 31)	$328
2008	1,314
2009	874
2010	428
2011	366
Thereafter	444

$3,754

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
     Changes in the Company’s product warranty liability were as follows (in thousands):

	Nine months ended
	September 30,
	2007	2006
Balance at January 1	$2,928	$3,257
Warranties accrued	660	654
Warranties settled or reversed	(613)	(938)

Balance at September 30	$2,975	$2,973

8. Contingencies
     The Company is not currently party to any material litigation. The Company is, from time to time, involved in legal proceedings arising in the ordinary course of business such as worker’s compensation and accounts receivable collections, among others. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceedings will result in judgment or settlement that will have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
9. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123 (R)”). SFAS No. 123 (R) establishes accounting for stock-based awards exchanged for employee services. Under SFAS No. 123 (R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock-based compensation awards are accounted for as equity instruments. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.
     The impact of stock-based compensation expense for the three months ended September 30, 2007 and 2006 was as follows (in thousands, except per share data):

	Three months ended
	September 30,
	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$1,004	$799
Employee stock purchase plan	124	86
Amounts capitalized as inventory	(17)	(7)

Total stock-based compensation	1,111	878
Tax effect of stock-based compensation	—	—

Total stock-based compensation expense	$1,111	$878

Impact on basic net income (loss) per share	$(0.10)	$(0.08)

Impact on diluted net income (loss) per share	$(0.10)	$(0.06)

     The impact of stock-based compensation expense for the nine months ended September 30, 2007 and 2006 was as follows (in thousands, except per share data):

	Nine months ended
	September 30,
	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$2,842	$2,288
Employee stock purchase plan	304	302
Amounts capitalized as inventory	(45)	(26)

Total stock-based compensation	3,101	2,564
Tax effect of stock-based compensation	—	—

Total stock-based compensation expense	$3,101	$2,564

Impact on net basic and diluted loss per share	$(0.27)	$(0.22)

     During the three months ended September 30, 2007 and 2006, the Company granted options to purchase 15,100 and 58,700 shares of common stock, respectively, with an estimated total grant-date fair value of $74,000 and $413,000, respectively. Of these amounts, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $21,000 and $119,000, respectively.
     During the nine months ended September 30, 2007 and 2006, the Company granted options to purchase 763,350 and 599,900 shares of common stock, respectively, with an estimated total grant-date fair value of $4.9 million and $3.9 million, respectively. Of these amounts, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $1.4 million and $1.1 million, respectively.
     As of September 30, 2007, the unrecorded stock-based compensation balance related to stock options was $3.0 million and will be recognized over an estimated weighted-average service period of 1.4 years. As of September 30, 2007, the unrecorded stock-based compensation balance related to the employee stock purchase plan was $355,000 and will be recognized over an estimated weighted average service period of 0.6 years.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.56%	5.45%	4.74%	4.69%
Expected life of options	3.4 years	4.6 years	3.6 years	4.6 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	70%	70%	70%	79%
     The fair value of purchase rights under the employee stock purchase plan is determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.90%	5.00%	4.86%	4.84%
Expected life of options	1.1 years	1.3 years	1.2 years	0.8 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	51%	51%	51%	61%
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
     The weighted-average grant date fair value of the options granted under the Company’s stock option plans was $4.91 and $7.04 per share for the three months ended September 30, 2007 and 2006, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $23,000 and $595,000, respectively.
     The weighted-average grant date fair value of the options granted under the Company’s stock option plans was $6.43 and $6.51 per share for the nine months ended September 30, 2007 and 2006, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $146,000 and $855,000, respectively.
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
     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2006	1,732,669	$13.59
Options granted	763,350	12.26
Options exercised	(23,812)	6.02
Options cancelled	(19,794)	13.73

Outstanding at September 30, 2007	2,452,413	$13.25	8.01	$2,328

Options vested and exercisable and expected to be exercisable at September 30, 2007	2,214,799	$13.41	7.90	$2,242
Options vested and exercisable at September 30, 2007	1,227,197	$14.90	7.22	$1,841
     At September 30, 2007, the Company had 1,712,776 shares available for grant under its stock option plans.

     The options outstanding and vested and exercisable at September 30, 2007 were in the following exercise price ranges:

				Options Vested and Exercisable
Options Outstanding at September 30, 2007				At September 30, 2007
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$ 0.76 - $ 9.32	305,183	$4.96	6.59	225,557	$3.47
$ 9.56 - $ 9.75	34,332	$9.64	8.01	15,168	$9.70
$ 9.77 - $ 9.77	360,799	$9.77	8.36	132,155	$9.77
$9.90 - $10.20	322,022	$10.04	8.30	105,498	$10.18
$10.22 - $11.58	251,381	$10.38	6.91	183,058	$10.42
$11.75 - $12.90	161,937	$12.45	8.08	65,533	$12.46
$13.23 - $13.23	538,575	$13.23	9.37	69,141	$13.23
$15.14 - $21.47	308,834	$19.64	7.44	261,737	$20.19
$24.00 - $45.80	159,350	$34.58	7.82	159,350	$34.58
$56.00 - $56.00	10,000	$56.00	2.82	10,000	$56.00

$ 0.76 - $56.00	2,452,413	$13.25	8.01	1,227,197	$14.90

Employee Stock Purchase Plan
     In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this purchase plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per purchase period under the purchase plan. The price paid for the Company’s common stock purchased under the purchase plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the purchase plan or the date of purchase. The compensation expense in connection with the purchase plan for the three months ended September 30, 2007 and 2006 was $124,000 and $86,000, respectively. The compensation expense in connection with the purchase plan for the nine months ended September 30, 2007 and 2006 was $304,000 and $302,000, respectively. During the second quarter of 2007, there were 42,345 shares issued under the purchase plan at a weighted average price of $8.70 per share. During the second quarter of 2006, there were 41,522 shares issued under the purchase plan at a weighted average price of $9.14 per share. At September 30, 2007, there were 310,526 shares available for purchase under the purchase plan.
10. Net Income (Loss) Per Share
     The Company computes basic net income (loss) per share by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include convertible preferred stock, warrant to purchase convertible preferred stock, stock options to purchase common stock, and shares to be purchased in connection with the Company’s stock purchase plan.

     The shares used in the computation of the Company’s basic and diluted net income (loss) per common share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	11,618,746	11,436,417	11,590,059	11,403,728
Dilutive effect of convertible preferred stock	—	3,000,000	—	—
Dilutive effect of employee stock options	—	234,974	—	—
Dilutive effect of the employee stock purchase plan	—	5,578	—	—

Weighted average diluted common shares outstanding	11,618,746	14,676,969	11,590,059	11,403,728

     The Company’s currently-outstanding 300,000 preferred shares were convertible into 3,000,000 shares of common stock as of September 30, 2007 and 2006. Additionally, as of September 30, 2007 and 2006, the Company had an outstanding warrant that granted the holder the right to purchase 90,000 shares of preferred stock, which would be convertible into 900,000 shares of common stock. Shares of common stock associated with the preferred stock issuable upon the exercise the outstanding warrant were not included in the calculation of diluted net income per share, as the effect would be anti-dilutive because the average market price of the Company’s common stock was below the effective exercise price of the warrant.
     For the three and nine months ended September 30, 2007, shares associated with common stock issuable upon the conversion of the preferred shares, options to purchase 2,452,413 shares of common stock, and shares purchasable under the Company’s stock purchase plan were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
     For the three months ended September 30, 2006, options to purchase 1,180,198 shares of common stock were not included in the calculation of diluted net income per share because these options were anti-dilutive as the exercise prices exceeded the average market price for the quarter ended September 30, 2006. Under the Company’s stock purchase plan, 45,680 shares purchasable were not included in the calculation of diluted net income per share because these purchasable shares were anti-dilutive at September 30, 2006. However, these options and purchasable shares could be dilutive in the future.
     For the nine months ended September 30, 2006, shares associated with common stock issuable upon the conversion of the preferred shares, options to purchase 1,762,954 shares of common stock, and shares purchasable under the Company’s stock purchase plan were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
11. Comprehensive Income (Loss)
     Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. These changes are recorded directly as a separate component of stockholders’ equity and are excluded from net income (loss). The Company’s comprehensive income (loss) includes unrealized gains and losses on its available-for-sale securities and translation adjustments.

     The components of comprehensive income (loss) were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(1,655)	$911	$(4,342)	$(474)
Other comprehensive gain (loss)
Foreign currency translation adjustments	(10)	—	(10)	—
Change in net unrealized loss on Investments	39	29	24	24

Comprehensive income (loss)	$(1,626)	$940	$(4,328)	$(450)

12. Segment Disclosures
     The Company operates in a single segment. The Company’s product sales by geographic area (based on location of customer) for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands and as a percentage of total revenues):

	Three months ended September 30,
	2007		2006
United States	$2,492	18.1%	$2,162	11.5%
Finland	8,560	62.1%	11,475	60.9%
Italy	497	3.6%	1,887	10.0%
Norway	543	3.9%	2,429	12.9%
Other	1,702	12.3%	883	4.7%

Total	$13,794	100.0%	$18,836	100.0%

	Nine months ended September 30,
	2007		2006
United States	$7,338	17.5%	$7,768	15.9%
Finland	21,083	50.1%	21,063	43.1%
Italy	3,637	8.6%	11,117	22.7%
Norway	3,551	8.4%	5,682	11.6%
Other	6,475	15.4%	3,278	6.7%

Total	$42,084	100.0%	$48,908	100.0%

     For the three months ended September 30, 2007, Nokia Siemens Networks accounted for 66% of the Company’s total revenues. For the three months ended September 30, 2006, Nokia, Nera and Siemens accounted for 61%, 13% and 10%, respectively, of the Company’s total revenues. For the three month periods presented, no other customer accounted for more than 10% of the Company’s total revenues.
     For the nine months ended September 30, 2007, Nokia Siemens Networks, Nera and Nokia accounted for 38%, 17% and 15%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2006, Nokia, Siemens and Nera accounted for 43%, 23% and 13%, respectively, of the Company’s total revenues. For the nine month periods presented, no other customer accounted for more than 10% of the Company’s total revenues.

13. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Bulletin (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions – An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements or disclosures.

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
     Revenues for the third quarter of 2007 were $13.8 million, representing a decrease of $5.0 million, or 27%, from the third quarter of 2006, and an increase of $255,000, or 2%, from the second quarter of 2007. Revenues for the first nine months of 2007 were $42.1 million, representing a decrease of $6.8 million, or 14%, from the first nine months of 2006. The decline in our nine month revenues in 2007 was due primarily to decreased demand from our telecommunications customers. During April 2007, our two largest customers, Nokia and Siemens, merged their telecommunications network businesses and created Nokia Siemens Networks. During the first nine months of 2007, we experienced a decrease in revenues from the Siemens product lines of Nokia Siemens Networks as they decreased purchases of legacy products that historically have been outsourced to us. The ongoing impact, if any, of this merger on our continuing relationship with the combined company is uncertain.
     We continue to seek growth through enhancing our position as a leading merchant supplier of RF modules, continuing our expansion into the defense electronics and homeland security markets and pursuing strategic acquisitions. In support of this growth strategy, on April 19, 2007, we announced the acquisition of all of the outstanding capital stock of privately-held ALC Microwave, Inc. (“ALC”), a provider of logarithmic amplifier subsystems to defense markets, for approximately $6.8 million in cash.
Results of Operations
Three and nine months ended September 30, 2007 and 2006
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of product revenues	72.1	68.0	73.1	70.0
Cost of product revenues, amortization of intangible assets	1.1	0.6	0.9	0.7
Research and development	20.2	12.7	18.8	13.5
Selling, general and administrative	23.4	17.8	23.1	20.1
Amortization of intangible assets	1.3	0.2	0.8	0.2

Total costs and expenses	118.1	99.3	116.8	104.5

Income (loss) from operations	(18.1)	0.7	(16.8)	(4.5)
Interest and other income, net	6.1	4.1	6.4	3.5

Net income (loss)	(12.0)%	4.8%	(10.3)%	(1.0)%

Total revenues

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)
Total revenues	$13,794	$18,836	(26.8%)	$42,084	$48,908	(14.0%)
Product revenues	$13,608	$18,452	(26.3%)	$41,339	$47,931	(13.8%)
Development fees	$186	$384	(51.6%)	$745	$977	(23.7%)
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
     During the three months ended September 30, 2007, total revenues decreased by 27% compared to the same period in 2006. This decrease in total revenues was due to a $5.9 million decrease in revenues from our telecommunications customers which was offset in part by an $831,000 increase in revenues from our defense and homeland security customers. For the three months ended September 30, 2007, revenues from our defense electronics and homeland security customers comprised 23% of our total revenues and revenues from our telecommunication customers comprised 77% of our total revenues.
     During the nine months ended September 30, 2007, total revenues decreased by 14% compared to the same period in 2006. This decrease in total revenues was primarily due to a $7.6 million decrease in revenues from our telecommunications customers which was offset in part by a $779,000 increase in revenues from our defense and homeland security customers. The decrease in telecommunication revenue was primarily attributable to decreased revenues from the Siemens product lines of Nokia Siemens Networks as they decreased purchases of legacy products that historically have been outsourced to us. For the nine months ended September 30, 2007, revenues from our defense electronics and homeland security customers comprised 20% of our total revenues and revenues from our telecommunication customers comprised 80% of our total revenues.
Cost of product revenues

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)
Cost of product revenues	$9,940	$12,815	(22.4%)	$30,768	$34,245	(10.2%)
Percentage of total revenues	72.1%	68.0%		73.1%	70.0%
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
     During the third quarter of 2007, the cost of product revenues as a percentage of revenues increased primarily due to the decreased absorption of our overhead costs resulting from decreased production. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $62,000 during the third quarter of 2007 and $129,000 during the third quarter of 2006.
     During the first nine months of 2007, the cost of product revenues as a percentage of revenues increased due primarily to the decreased absorption of our overhead costs resulting from decreased total revenues, the write down of certain raw material inventory to the lower of cost or market pursuant to a price decrease from our supplier and increased inventory reserves associated with the end of life of one our customer programs. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $477,000 during the first nine months of 2007 and $458,000 during the first nine months of 2006.
     We intend to continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.
Research and development expenses

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)
Research and development expenses	$2,792	$2,389	16.9%	$7,906	$6,579	20.2%
Percentage of total revenues	20.2%	12.7%		18.8%	13.5%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.
     During the three months ended September 30, 2007, research and development costs increased both as a percentage of total revenues and in absolute dollars compared to the same period in 2006. The increase in research and development costs was primarily attributable to an increase of $190,000 for research and development project-related expenses, an increase of $136,000 related to acquisition of the ALC engineering group, and an increase of $101,000 for SFAS No. 123 (R) stock-based compensation expense.
     During the first nine months of 2007, research and development costs increased both as a percentage of total revenues and in absolute dollars compared to the same period in 2006. The increase in research and development costs was primarily attributable to an increase of $443,000 for research and development project-related expenses, an increase of $383,000 of personnel-related expenses, an increase of $230,000 related to acquisition of the ALC engineering group, and an increase of $203,000 for SFAS No. 123 (R) stock-based compensation expense.
     During the remainder of 2007, we anticipate research and development expenses will remain relatively constant in absolute dollar terms.

Selling, general and administrative expenses

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expenses	$3,230	$3,353	(3.7%)	$9,709	$9,845	(1.4%)
Percentage of total revenues	23.4%	17.8%		23.1%	20.1%
     Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.
     During the third quarter of 2007, selling, general and administrative expenses increased as a percentage of revenues but decreased in absolute dollars compared to the same period in 2006. The decrease in absolute dollars was due to a decrease of $161,000 in personnel-related expenses which was partially offset by an increase of $52,000 for SFAS No. 123 (R) stock-based compensation expense.
     During the first nine months of 2007, selling, general and administrative expenses increased as a percentage of revenues but decreased in absolute dollars compared to the same period in 2006. The decrease in absolute dollars was primarily due to a decrease of $305,000 in sales commissions which was partially offset by an increase of $173,000 for SFAS No. 123 (R) stock-based compensation expense.
     During the remainder of 2007, we anticipate selling, general and administrative expenses will remain relatively constant in absolute dollar terms.
Amortization of intangible assets

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)
Cost of product revenues, amortization of intangible assets	$149	$113	31.9%	$399	$337	18.4%
Amortization of intangible assets	$180	$39	361.5%	$352	$117	200.9%
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
     The amortization associated with the developed technology is a charge to cost of product revenues. The amortization associated with the developed technology was $149,000 for the third quarter of 2007 and $113,000 for the third quarter of 2006. The increase in cost of product revenues, amortization of intangible assets was due to $36,000 of amortization for the ALC developed technology.

     During the first nine months of 2007, the amortization associated with the developed technology was $399,000 compared to $337,000 during the first nine months of 2006. The increase in cost of product revenues, amortization of intangible assets for 2007 was due to the amortization of the ALC developed technology.
     The amortization associated with the customer backlog, customer relationships, non-compete and tradename is a charge to operating expenses. During the third quarter of 2007, the $180,000 of amortization was comprised of the following: $77,000 for customer relationships, $70,000 for customer backlog, $23,000 for the non-compete agreement and $10,000 for the tradename. During the third quarter of 2006, the $39,000 of amortization was due to the amortization of customer relationships of JCA. This increase in amortization was attributable to the amortization of ALC intangibles.
     During the first nine months of 2007, the $352,000 of amortization was comprised of the following: $180,000 for customer relationships, $117,000 for customer backlog, $38,000 for the non-compete agreement and $17,000 for the tradename. During the first nine months of 2006, the $117,000 of amortization was due to the amortization of customer relationships of JCA. This increase was attributable to the amortization of the ALC intangibles.
Interest and other income, net

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)
Interest and other income, net	$842	$784	7.4%	$2,708	$1,741	55.5%
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location and gains and losses on the disposals of property and equipment. The increase in interest and other income, net during both the three and nine months ended September 30, 2007 was primarily the result of increased interest earned on our cash and investment balance maintained during the quarter.
     Our functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency are remeasured into the functional currency at the time of the transaction. Foreign currency transaction losses consist of the remeasurement gains and losses that arise from exchange rate fluctuations related to our operations in Thailand. For the three months ended September 30, 2007, we recorded a foreign currency transaction loss of $22,000. There were no such losses in the three and nine months ended September 30, 2006.
Liquidity and Capital Resources
     At September 30, 2007, we had $25.3 million of cash and cash equivalents, $40.0 million of short-term and long-term investments, $71.3 million of working capital and no debt outstanding. The following table sets forth selected condensed consolidated statement of cash flows data:

	Nine months ended
	September 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$3,539	$2,191
Net cash used in investing activities	(4,859)	(23,360)
Net cash provided by financing activities	498	43,743
Cash, cash equivalents, restricted cash, short- term and long-term investments at end of period	$65,386	$66,949
     During the first nine months of 2007, operating activities provided $3.5 million of cash as compared to $2.2 million in the first nine months of 2006. Our net loss, adjusted for depreciation and other non-cash items, contributed $241,000 of cash in the first nine months of 2007 as compared to $3.4 million in first nine months of 2006. During the first nine months of 2007, the remaining $3.3 million of cash provided by operating activities was primarily due to a $5.2 million decrease in inventory which was partially offset by a $660,000 increase in accounts receivable, a $380,000 decrease in accounts payable, a $170,000 increase in other assets, a $111,000 decrease in accrued warranty and a $590,000 decrease in accrued compensation and other current and long-term liabilities.

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
     Investing activities used cash of $4.9 million in the first nine months of 2007 and $23.4 million in the first nine months of 2006. The use of cash during the first nine months of 2007 was due to $5.8 million used for the purchase of ALC and $748,000 used for purchase of property and equipment partially offset by a $1.4 million decrease in investments and a $236,000 decrease in restricted cash. The use of cash during the first nine months of 2006 was due to a net increase of $21.8 million of short-term investments, $1.4 million of property and equipment purchases and a $236,000 increase in restricted cash.
     Financing activities provided cash of $498,000 in the first nine months of 2007 as compared to $43.7 million in the first nine months of 2006. During the first nine months of 2007, we received $368,000 of cash from the proceeds of stock issuance and $138,000 from the exercise of stock options. During the second quarter of 2006, we generated $43.1 million in net proceeds from the sale of 300,000 shares of Series B preferred stock and a warrant to purchase 90,000 shares of Series B preferred stock to Oak Investment Partners XI, Limited Partnership (“Oak”). In addition to the proceeds received from Oak, during the first nine months of 2006, we received $379,000 from the sale of common stock under our employee stock purchase plan and $257,000 from the exercise of stock options.
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
     The following table summarizes our future payment obligations for all of our operating leases, excluding interest:

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1 – 3 Years	3-5 Years	5 Years
	(In thousands)
Contractual obligations:
Operating lease obligations	$2,297	$836	$1,092	$369	$—
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Bulletin (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial statements or disclosures.

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
Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future. **
     We have had a history of losses. We had a net loss of $4.3 million for the first nine months of 2007. We also had net losses of $1.3 million and $874,000 for the years ended December 31, 2006 and 2005, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nera or Nokia Siemens Networks, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.**
     We depend, and expect to continue to depend, on a relatively small number of telecom customers for a large portion of our revenues. The loss of any of our major customers, particularly Nera or Nokia Siemens Networks, or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. In the first nine months of 2007, Nokia Siemens Networks accounted for 38% of our total revenues. In the first nine months of 2007, and in fiscal 2006 and 2005, revenues from Nokia accounted for 15%, 42% and 47% of our total revenues, respectively. During the same periods, revenues from Siemens accounted for 23% and 16% of our total revenues for 2006 and 2005, respectively, and revenues from Nera accounted for 17% of revenues in the first nine months of 2007 and 14% and 10% of our total revenues for 2006 and 2005, respectively. We had no other customers individually representing more than 10% of our total revenues for the first nine months of 2007, fiscal 2006 or for fiscal 2005.
     During April 2007, Nokia and Siemens merged their telecommunication network businesses and created Nokia Siemens Networks. The ongoing impact, if any, of this merger on our continuing relationship with the combined company is uncertain. During the first nine months of 2007, we experienced a decrease in revenues from the Siemens product lines of Nokia Siemens Networks as they decreased purchases of legacy products that historically have been outsourced to us.

We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.**
     We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 80% of our total revenues in the first nine months of 2007 and 84% of our total revenues in 2006.
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
Implementing our acquisition strategy could result in dilution to our stockholders and operating difficulties leading to a decline in revenues and operating profit.**
     One of our strategies is to grow through acquisitions. To that end, we have completed six acquisitions since our initial public offering in October 2000, including the acquisition of ALC Microwave, Inc. in April 2007. We intend to continue to pursue acquisitions in our markets that we believe will be beneficial to our business. The process of investigating, acquiring and integrating any business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:
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
Because of the shortages of some components and our dependence on single source suppliers and custom components, we may be unable to obtain an adequate supply of components of sufficient quality in a timely fashion, or we may be required to pay higher prices or to purchase components of lesser quality. **
     Many of our products are customized and must be qualified with our customers. This means that we cannot change components in our products easily without the risks and delays associated with requalification. Accordingly, while a number of the components we use in our products are made by multiple suppliers, we may effectively have single source suppliers for some of these components.
     In addition, we currently purchase a number of components, some from single source suppliers, including, but not limited to:
•	semiconductor devices;

•	application-specific monolithic microwave integrated circuits;

•	voltage-controlled oscillators;

•	voltage regulators;

•	surface mount components compliant with the EU’s Restriction of Hazardous Substances, or RoHS, Directive;

•	high-frequency circuit boards;

•	custom connectors; and

•	yttrium iron garnet components.

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
We rely on the semiconductor foundry operations of Northrup Grumman Space Technology, Inc. (formerly known as Velocium) and other third-party semiconductor foundries to manufacture the semiconductors contained in our products. The loss of our relationship with any of these foundries, particularly Northrup Grumman Space Technology, Inc., without adequate notice would adversely impact our ability to fill customer orders and could damage our customer relationships.**
     We design semiconductor devices. However, we do not own or operate a semiconductor fabrication facility, or foundry, and rely on a limited number of third parties to produce these components. Our largest semiconductor foundry supplier is the semiconductor foundry operations of Northrup Grumman Space Technology, Inc. If Northrop Grumman Space Technology, Inc. is unable to deliver semiconductors to us in a timely fashion, the resulting delay could severely impact our ability to fulfill customer orders and could damage our relationships with our customers. In addition, the loss of our relationship with or our access to any of the semiconductor foundries we currently use, particularly Northrop Grumman Space Technology, Inc., and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.
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
Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of September 30, 2007, we had 42 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2007 and 2024. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
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
Our failure to compete effectively could reduce our revenues and margins.**
     Among merchant suppliers in the telecommunication network market, we primarily compete with Compel Electronics Inc., Filtronic plc, Linkra Srl, Microelectronics Technology Inc., Remec Broadband Wireless, Inc., and Teledyne Technologies Incorporated. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their high-frequency RF transceiver modules, rather than use merchant suppliers like us. Additionally, during the first nine months of 2007, we experienced a decrease in revenues from the former-Siemens product lines of Nokia Siemens Networks as they increased the use of their captive resources for the manufacture of their modules. We believe that over one half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and the potential related sales. Further, if a telecom OEM were to sell its captive operation to a competitor, we would lose the opportunity to acquire those potential sales. In the defense electronics and homeland security markets, we primarily compete with internal captive groups within many of the large defense OEMs, along with other companies such as Aeroflex Incorporated, AML Communications Inc., Chelton, Ltd., Ciao Wireless, CTT Inc., Herley Industries, Inc., KMIC Technology, Inc., M/A-Com, Miteq, Inc. and Teledyne Technologies Incorporated.
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
Risks Relating to Ownership of Our Stock
The assets of Wood River Capital Management, L.L.C. and certain of its affiliates, the holders of shares of common stock representing approximately 26.4% of our outstanding capital stock as of September 30, 2007, have been placed into receivership by the Securities and Exchange Commission, and the receiver may dispose of such shares of our common stock. Such disposition may adversely affect the trading price of our common stock.**
     As of September 30, 2007, the Wood River Entities owned approximately 26.4% of our outstanding capital stock (all outstanding stock measured on an as-converted to common stock basis and assuming exercise in full of the warrant held by Oak Investment Partners XI, Limited Partnership, which we refer to as Oak). On October 13, 2005, the Securities and Exchange Commission filed an emergency action against the Wood River Entities and, concurrently with the filing of the action, an order was entered placing the Wood River Entities into receivership. As a result, Arthur J. Steinberg, solely in his capacity as the Receiver and not in his individual capacity, may also be deemed to have beneficial ownership of such shares. We have entered into a settlement agreement and a registration rights agreement with the Receiver pursuant to which we have filed the a registration statement covering the resale of the shares of Endwave common stock held by the Wood River Entities and have agreed to cooperate with the Receiver in a underwritten offering or registered direct offering of the Endwave shares held by the Wood River Entities. Any disposition of the Endwave shares held by the Wood River Entities may have the effect of reducing the trading price of our common stock.
The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.**
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. In the first nine months of 2007, the lowest daily closing sales price for our common stock was $8.38 and the highest daily closing sales price for our common stock was $13.59. In 2006, the lowest daily closing sales price for our common stock was $8.98 and the highest daily closing sales price for our common stock was $17.15. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
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
We have two shareholders that own a large percentage of our outstanding capital stock and, as a result of their significant ownership, are able to significantly affect the outcome of matters requiring stockholder approval.**
     The Wood River Entities own 4,102,247 shares of our outstanding common stock. In addition, Oak owns 300,000 shares of our Series B preferred stock that are convertible into 3,000,000 shares of our common stock and a warrant to purchase 90,000 shares of our Series B preferred stock that upon issuance will be convertible into 900,000 shares of our common stock. Assuming the exercise in full of the warrant issued to Oak and the conversion of Oak’s preferred shares into common stock, as of September 30, 2007, Oak owned approximately 25.1% of our outstanding capital stock and the Wood River Entities owned approximately 26.4% of our outstanding capital stock.
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
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on July 18, 2007. The results of the voting were as follows:

1.	To elect one director, Joseph J. Lazzara, to hold office until the 2010 Annual Meeting of Stockholders.

	FOR:	12,825,810	WITHHOLD:	814,232

2.	To elect one director, Eric D. Stonestrom, to hold office until the 2010 Annual Meeting of Stockholders.

	FOR:	3,000,000	WITHHOLD:	0

3.	To approve an amendment to our Certificate of Incorporation to decrease the authorized number of shares of common stock from 100,000,000 to 50,000,000.

	FOR:	12,963,282	AGAINST:	676,683	ABSTAIN:	77

4.	To approve our 2007 Equity Incentive Plan.

	FOR:	5,180,819	AGAINST:	1,647,568	ABSTAIN:	1,814

5.	To ratify the selection by the Audit Committee of the Board of Directors of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

	FOR:	13,626,445	AGAINST:	12,094	ABSTAIN:	1,503

Item 6. Exhibits.

Number	Description
2.1(4)	Stock Purchase Agreement among the Registrant and the stockholders and option holders of ALC Microwave, Inc. dated April 19, 2007.

3.1(1)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(1)	Amended and Restated Bylaws effective October 20, 2000.

3.4(9)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.5(12)	Certificate of Designation for Series B Preferred Stock.

3.6(7)	Amendment to Amended and Restated Bylaws.

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.

4.1(1)	Form of specimen Common Stock Certificate.

4.2(9)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.

4.3(9)	Form of Rights Certificate

4.4(12)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.

4.5(12)	Warrant issued to Oak Investment Partners XI, Limited Partnership.

4.6(14)	Registration Rights Agreement by and between the Registrant and Arthur Steinberg, as receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd., dated May 17, 2007.

10.1(1)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(1)*	1992 Stock Option Plan.

10.3(1)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(1)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(16)*	2007 Equity Incentive Plan.

10.6(17)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.

10.7(1)*	2000 Employee Stock Purchase Plan.

10.7(17)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.

10.8(1)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.9(10)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.10(1)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.11(11)*	Description of Compensation Payable to Non-Employee Directors.

10.12(11)*	2007 Base Salaries for Named Executive Officers.

10.13(11)*	2007 Executive Incentive Compensation Plan.

10.14(5)*	Executive Officer Severance and Retention Plan.

10.15(1)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.16(15)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.

10.17(15)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.

10.18(13)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

10.19(13)†	Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated July 25, 2006.

10.20(8)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.

10.21(14)	Settlement Agreement by and between the Registrant and Arthur Steinberg, as receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd., dated May 17, 2007.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 25, 2005 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(6)	Previously filed as an exhibit to an amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 4, 2004 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 5, 2007 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 7, 2007 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 30, 2007 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No.333-144054) and incorporated herein by reference.

(16)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No.333-144851) and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: November 5, 2007

	By:	/s/ Edward A. Keible, Jr.
Edward A. Keible, Jr. President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Brett W. Wallace

Brett W. Wallace Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Number	Description
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.