Form 10-K
period 2007-12-31
ENDWAVE CORP
filed 2008-03-11
CIK 1118941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $119 million. Shares of voting common stock held by directors and executive officers have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price of $11.39, which was the closing sale price on June 29, 2007 as reported by The NASDAQ Global Market.
     The number of shares outstanding of the registrant’s common stock as of February 8, 2008 was 9,135,472. The number of shares outstanding of the registrant’s preferred stock as of such date was 300,000. Such shares are convertible at the holder’s option into 3,000,000 shares of our common stock.

ENDWAVE CORPORATION
FORM 10-K
Year Ended December 31, 2007

FORWARD-LOOKING INFORMATION
     This report contains forward-looking statements within the meaning of Section 17A of the Securities Act of 1933, or the Securities Act, and within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that are subject to the “safe harbor” created by those sections. These forward-looking statements can generally be identified as such because the statement will include words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “opportunity,” “plan,” “potential,” “predict” or “will,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements may be found, among other places, in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and so are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. The risks and uncertainties are attributable to, among other things: our ability to achieve and maintain profitability; our customer and market concentration; our ability to penetrate new markets; fluctuations in our operating results from quarter to quarter; our reliance on third-party manufacturers and semiconductor foundries; acquiring businesses and integrating them with our own; component, design or manufacturing defects in our products; and our dependence on key personnel. Because of the risks and uncertainties referred to above and other risks and uncertainties, including the risks described in the section of this report entitled “Risk Factors,” actual results or outcomes could differ materially from those expressed in any forward-looking statements and you should not place undue reliance on any forward-looking statements. New risks emerge from time to time, and it is not possible for us to predict which risks will arise. In addition, we cannot assess the impact of each risk on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report or the date of documents incorporated by reference in this report that include forward-looking statements.
PART I
Item 1.  Business
Introduction
     We design, manufacture and market radio frequency, or RF, modules that enable the transmission, reception and processing of high frequency signals in telecommunication networks, defense electronics, homeland security and other systems. As used in this report, “we,” “us,” “our,” “Endwave” and words of similar import refer to Endwave Corporation and, except where the context otherwise requires, its consolidated subsidiaries, Endwave Defense Systems Incorporated (formerly named JCA Technology, Inc.) and ALC Microwave Inc.
     Most of our RF modules are deployed in telecommunication networks, including current and next-generation cellular networks, carrier class trunking networks and point-to-point transmission networks. Our target customers for these applications are telecommunication network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs. Telecom OEMs provide the wireless equipment used by service providers to deliver voice, data and video services to businesses and consumers. Telecom OEMs that purchased our products accounted for 79% of our total revenues during 2007 and included Allgon Microwave AB, Nera ASA and Nokia Siemens Networks.
     Our RF modules are also designed into various applications outside of the telecommunication network market, including defense electronics and homeland security systems. Our target customers in the defense electronics market include defense systems integrators and their subcontractors that design aerospace systems, defense systems and weapons and electronics platforms for both domestic and foreign defense customers. Our target customers in the homeland security market include those utilizing the properties of high-frequency RF energy to create new systems designed to detect and identify security threats. In this report, we refer to our target customers in the defense electronics and homeland security markets as defense and homeland security systems integrators. Revenues from this group of customers, including BAE Systems, L-3 SafeView Inc., Lockheed Martin Corporation and Teledyne, accounted for 21% of our total revenues in 2007.

     Our high-frequency RF module designs can accommodate a wide range of component performance and assembly process variations, resulting in ease of manufacture and high test yields. These attributes, coupled with our automated test systems, allow us to use cost-effective, offshore contract manufacturers to assemble and test the majority of our commercial products. Our RF modules are used typically in high-frequency applications and include various types of products such as integrated transceivers, amplifiers, synthesizers, oscillators, up and down converters, frequency multipliers and microwave switch arrays.
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
     Our RF modules are typically designed to operate at frequencies between 1 GHz and 100 GHz, which we refer to in this report as high-frequency RF. Due to their physical attributes, high-frequency RF signals are well-suited for applications in telecommunication networks requiring high data throughput, defense systems demanding advanced radar and communication capabilities and homeland security systems requiring detection, measurement and imaging capabilities not available by conventional means. Within each of these market segments, we address multiple applications as described below.
Telecommunication Networks
     Applications of High-Frequency RF Technologies in Telecommunication Networks.  High-frequency transceiver modules are an integral part of microwave radios, which in turn play a key role in many telecommunication networks. Microwave radio links have a number of applications:
     Cellular Backhaul.  The communication link between the cellular base station site and a mobile telephone switching office, or MTSO, is referred to as cellular backhaul. This is currently the most common use of microwave radios. In most parts of the world, cellular backhaul is typically accomplished through the use of microwave radios either because of their ease of deployment and low overall cost relative to available wireline options or because adequate wireline facilities are not available. In the United States and Canada, cellular backhaul has been typically accomplished through the use of high-speed telephone lines because low-cost wireline facilities are readily available.
     Carrier Class Trunking.  Communications carriers require high capacity links between major voice and data switching centers, referred to as trunk circuits, to deploy their networks. While fiber optic cables are the most common type of trunk circuit facility, microwave radios are often used for portions of these circuits when the intervening terrain, such as mountains or bodies of water, is difficult to traverse or as redundant backup links for the fiber optic network.
     Private Voice and Data Networks.  When private users, such as companies and universities, deploy stand-alone campus area or metropolitan area voice and data networks, they often encounter situations where it is not possible to access a direct physical path between their facilities due to distance or intervening structures and roads. If third-party wireline facilities are not available or cost-effective, a microwave radio link is often used to provide the network connection. In addition, companies often implement microwave facilities as redundant backup links for their wireline facilities.

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
     Increase in Data-Intensive Cellular Traffic.  Data-intensive “2.5G” applications, such as sending email, transmitting digital images from camera-equipped cellular telephones and downloading music and ring tones, are gaining popularity. The increased use of these data-intensive applications is dramatically increasing the volume of backhaul traffic as compared to voice-only services, necessitating additional high-speed backhaul capacity. In locations where microwave radios currently fulfill the backhaul requirements, this increased demand will necessitate equipment upgrades or replacements. Where cellular backhaul is currently provided by wireline solutions, such as in the United States and Canada, we believe these higher capacity requirements can make microwave radio backhaul solutions more cost-effective than wireline solutions because the incremental cost of added wireline capacity will, in some deployments, exceed the amortization cost of wireless solutions. In addition, adequate wireline solutions may not be available in some locations.
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
     Introduction of Other High Capacity Data-Only Telecommunication Networks.  We believe the introduction of fixed wireless access data networks will also increase demand for microwave radios. Various approaches are being considered for the widespread implementation of fixed wireless access networks, including the IEEE 802.16 WiMAX standard, LTE (Long Term Evolution) technology or UMB (Ultra Mobile Broadband) technology. WiMAX is supported by a large industry consortium, which includes market leaders such as Alcatel-Lucent, Cisco Systems, Ericsson, Intel Corporation, Microsoft Corporation, Motorola, Nera ASA, Nokia Siemens Networks, and ZTE Corporation. LTE and UMB are competing technologies respectively supported primarily by mobile operators and Qualcomm, Inc. Regardless of the underlying technology such fixed wireless access networks will, like cellular telephone networks, face the technological and cost issues associated with connecting individual access points to the wireline network infrastructure. We believe this need for backhaul represents an opportunity for microwave radios, particularly because the anticipated high bandwidth requirements of fixed wireless access networks are served more cost-effectively by microwave radios than by wireline alternatives.
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
     Signal Intelligence Systems. Information about an opposing force can be gathered by monitoring their electronic communications. Systems to gather such information utilize a variety of RF and microwave modules to monitor and interpret information over a broad spectrum of potential frequencies that a hostile force might use.
     Intelligent Battlefield Systems.  The United States military has initiated an effort called the “intelligent battlefield” with the goal of providing military commanders with comprehensive, real-time information about the situation on the battlefield. Intelligent battlefield systems aggregate data from multiple radar and video sources that survey the battlefield and relay information nearly instantaneously to battlefield commanders. Such systems require high-bandwidth communication capabilities similar to those found in commercial telecommunication systems.
     High Capacity Communications.  A modern, widely-dispersed military force requires communication systems for voice, video and data wherever and whenever it is needed. Many military communication systems, whether terrestrial, airborne or satellite, employ microwave technology to meet these requirements. As the data rates in these systems increase, the systems must be able to operate at higher frequencies to take advantage of the bandwidth that is available at those frequencies.
     For these reasons, as well as the United States military’s concentration on upgrading existing electronic systems rather than building new platforms, we believe demand for high-frequency RF modules in the defense electronics market is growing.
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
     Low Cost.  Telecom OEMs and defense and homeland security systems integrators are under increasing pricing pressure from their customers so they expect effective and persistent cost-reduction programs from their merchant suppliers. These cost-reduction programs require merchant suppliers to mount a comprehensive effort at multiple levels, including integration of multiple functions, efficient manufacturing, effective supply chain management, streamlined life cycle support and use of low-cost sub-contractors.
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
     Flexible Production.  Volatility of demand is common in the market for RF modules, especially in the telecommunication network market. Therefore, these OEMs and systems integrators need merchant suppliers that can accommodate fluctuations in the demand, whether in mix and/or quantity, in the normal course of business and can flexibly scale their manufacturing to match the fluctuating demands of the OEM or systems integrator.
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
Our Strengths
     We believe we possess several key strengths that enable us to provide our customers with superior products and services. These strengths include:
     Cost-Effective Volume Manufacturing.  Our high unit volumes enable us to achieve lower manufacturing costs than many of our competitors as we increase our materials purchasing power, amortize our overhead expenses over a larger number of units and gain labor efficiencies. We believe the combination of our proprietary semiconductor components and technology, our ability to design highly-manufacturable products and our automated testing capability differentiate us from the labor-intensive methods often used in our industry. We contract with third-party, offshore manufacturers for added cost savings.
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
     Next-Generation Technology.  We have invested in the development of next-generation circuit and packaging technologies that allow us to provide our customers with high-performance and low-cost solutions. Many of our competitors do not have the capability to produce proprietary integrated circuit and device designs and therefore are limited to using standard, commercially-available semiconductor devices. We are able to develop new semiconductor devices on a custom basis to optimize the overall product or subsystem design. We have augmented our circuit design capabilities with advancements in circuit packaging that allow further enhancement of the design. This gives us greater flexibility to optimize our product designs for our customers and their specific applications.
Our Strategy
     Our objective is to be the leading merchant supplier of high-frequency RF modules. Our strategies to achieve that objective focus on revenue growth, manufacturing efficiency and flexibility and technical breadth and strength:
Revenue Growth
     Increase our Telecommunication Network Business.  We have long-standing customer relationships with many major telecom OEMs. We intend to use our customer base and track record, in conjunction with our technical capabilities and low-cost manufacturing expertise, to increase our revenues. For a customer’s new designs, we intend to capture their business by designing and manufacturing new transceiver modules. However, if a customer is already producing a transceiver in-house, we intend to capture this additional business by taking over the production of their transceiver module designs and moving the production to our offshore contract manufacturing facilities where we can lower production costs by using our innovative supply chain management techniques. When economically justified, we also plan to redesign our customers’ existing transceivers to further lower costs. While some of these existing customer designs may have lower profit margins, we believe that capturing this added volume helps to absorb fixed manufacturing costs and will improve our position in the future. In this market, we also intend to generate additional revenues by expanding the types of products and the range of frequencies we offer.
     Expand into New Growth Markets.  While our core market historically has been the telecommunication network market, we intend to leverage our high-frequency RF module expertise to expand in new growth markets, such as defense electronics and homeland security systems, to increase revenues and diversify our customer base. In 2007, revenues from defense and homeland security systems integrators accounted for 21% of our total revenues. We believe we are well positioned to take advantage of these markets as high-frequency RF modules become a more integral component of defense electronics and homeland security systems.
     Grow through Acquisitions.  Since our initial public offering in October 2000, we have acquired and integrated six businesses or product lines. As a result of these transactions, we have increased our revenues and market share, broadened our product portfolio, diversified our customer base, gained expertise outside our core telecommunication network market and added key members to our staff. We believe the consolidation of high-frequency RF module suppliers will continue and will provide us additional opportunities for attractive acquisitions. It is our intent to continue to pursue strategic acquisitions that will further strengthen our competitive position and revenue growth as appropriate.
Offer the Highest Level of Manufacturing Efficiency and Flexibility
     Continually Improve Manufacturing Efficiency.  The manufacturability of our designs, our automated test processes and our continuing improvement efforts have enabled us to bring labor-saving manufacturing technologies to an industry that has historically used labor-intensive manufacturing techniques. We intend to continue to improve our lean manufacturing methods and further enhance our manufacturing expertise. This will be particularly important for our high mix product lines, characterized by low volume and high variability, which are primarily manufactured in our Diamond Springs and El Dorado Hills facilities.
     Outsource to Low-Cost, Contract Manufacturers.  In 2002, we began moving most of our high-volume commercial manufacturing to Hana Microelectronics Co., Ltd., or HANA, in Thailand, a low-cost, offshore contract manufacturer. We consign raw materials to HANA, as well as provide the specialized assembly and test equipment needed to manufacture our products. HANA provides the direct labor to assemble and test our products. Our readily manufacturable designs, which can tolerate a wide range of component performance and assembly process variations, and our automated production test systems enabled this successful transition to offshore contract manufacturing. The portion of our product revenues attributable to products manufactured offshore increased from approximately 8% in 2002 to approximately 82% in 2007. This transition has significantly improved our product margins and provides us greater flexibility to adjust costs in response to changing customer demand. We intend to continue to use contract manufacturers to enable us to respond with greater flexibility to changing customer demands and the seasonality of our business.

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
Leverage Technical Breadth and Strength
     Broaden our Product Portfolio.  We are enlarging the scope of our product offerings by expanding the frequency ranges in which our products are designed to operate and by extending the type of applications we support. This allows us to address a broader range of applications in our customers’ systems and we believe this further expands our market opportunities.
     Develop New Circuit and Packaging Technologies.  A key component of our value proposition is providing our customers with powerful and cost-effective technologies that offer them a major technical and economic advantage. We have developed and maintain a strong base of high-frequency RF technology supported by an experienced design team, a large library of circuit designs, extensive proprietary know-how and a large portfolio of patents. We currently have 42 issued United States patents and several associated foreign patents. We intend to continue to invest in research and development, maintain a team of talented engineers and scientists, and build on our manufacturing technologies.
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
     Integrated Subsystem Modules.  Integrated subsystem modules combine several functional RF blocks, such as amplifiers, switches or oscillators, with various types of control and support circuitry, such as a microprocessor or a power supply, to form a stand-alone subsystem. These complex subsystem modules, such as those we supply to Nokia Siemens Networks, combine RF capability with sophisticated analog and digital system interface capabilities.
Circuit Technologies
     In high-frequency RF modules, the choice and implementation of the basic circuit technology determine the performance, cost and manufacturability of the product. Currently, most of our products employ one of two alternate technologies, either hybrid microwave integrated circuit, or HMIC, technology or monolithic microwave integrated circuit, or MMIC, technology. In each case, we apply our circuit design capabilities to develop custom circuits that are optimized for cost, performance and manufacturability. All of our products manufactured at HANA employ MMIC technology. We have advanced the design of our HMIC and MMIC circuits significantly and have benefited from those advancements in reduced costs and higher production yields. Multilithic Microsystem technology, or MLMS, is a proprietary next generation circuit technology, that we believe will significantly reduce cost and allow improved performance. MLMS technology is in the early stages of commercial production.
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

Circuit Packaging Technologies
     In high-frequency RF modules, the circuit packaging technology also significantly impacts cost and performance. The majority of our current products employ planar packaging technology, especially our high-volume commercial products. To improve the performance and reduce the cost of packaging, we have developed our proprietary Epsilon packaging technology. RF modules incorporating our Epsilon packaging technology are in the early stages of commercial production.
     The following table compares current RF packaging technology with our new Epsilon packaging technology and our assessment of the relative merits of these two distinct circuit packaging technologies:

Circuit Packaging Technologies
	Planar	Epsilon

Description	Circuit substrates mounted to metal carrier and then enclosed with metal cover; entire assembly mounted to conventional printed wiring board	Circuit substrates mounted directly to composite printed wiring board using ‘chip on board’ approach and then enclosed with non-metallized plastic cover

Size and Weight	Metallic parts add significant thickness and weight	Significantly thinner and lighter than planar packages

Performance	Good — Good performance when used with an adequate RF gasket seal	Excellent — RF cavity sealed better than planar packages

Design Difficulty	Moderate — Requires separate design effort for carrier and cover with interfaces to printed wiring board	Low — Fewer elements to design and fewer mechanical interfaces to manage than planar packages

Manufacturability	Eight major assembly steps	Four major assembly steps

Relative Cost	Moderate — Material costs are significant	Low — Metal carrier eliminated and plastic cover is more cost-effective

Status	In production	In early stages of commercial production

Sales and Marketing
     We focus on the global telecommunication network, defense electronics and homeland security markets. We sell our products through our direct sales efforts, which are supported by a network of independent domestic and international representatives. For each of our major customers, we assign a technical account manager, who has responsibility for developing and expanding our relationship with that customer. Our direct sales efforts are augmented by traditional marketing activities, including advertising, participation in industry associations and presence at major trade shows.
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
Customers
     We sell our products primarily to telecom OEMs and defense and homeland security systems integrators. Revenues from all of our telecom OEM customers comprised approximately 79% of our total revenues in 2007. While we intend to increase our revenues in the defense electronics and homeland security markets, we expect that the majority of our revenues will be attributable to a limited number of telecom OEMs for the foreseeable future. The telecommunications industry has undergone significant consolidation in the past few years and we expect that consolidation trend to continue. The acquisition of one of our major customers in this market, or one of the communications service providers supplied by one of our major customers, could result in delays or cancellations of orders of our products and, accordingly, delays or reductions in our anticipated revenues and reduced profitability or increased net losses. On April 1, 2007, two of our key customers, Nokia and Siemens AG, merged to become Nokia Siemens Networks. In 2007, revenues from Nokia Siemens Networks (including Nokia and Siemens AG revenues for 2007 prior to their merger) and Nera accounted for 60% and 14% of our total revenues, respectively.

Acquisitions
     As part of our growth strategy, we have made acquisitions designed to increase revenues and gain market share. We have completed the following acquisitions since our initial public offering:

Acquisition	Structure	Key Benefits

ALC Microwave, Inc. — April 2007	Purchased all of the outstanding capital stock of privately-held ALC Microwave, Inc. whose primary product line was logarithmic amplifiers and subsystems sold to defense markets.	• Provided a significant market position in specialized logarithmic amplifiers.
• Expanded relationships with existing customers and added new customers.

JCA Technology, Inc., a wholly-owned subsidiary of New Focus, Inc., a subsidiary of Bookham Technology plc — July 2004	Purchased all of the outstanding capital stock of JCA, whose primary product line was microwave amplifiers serving the defense electronics industry	• Provided significant market position in RF amplifiers and modules for defense and related applications
• Expanded relationships with existing customers and add new customers
• Formed core of Endwave Defense Systems division

Verticom, Inc. — May 2003	Purchased assets including customer contracts, equipment, inventory, product designs and other intellectual property required to manufacture and supply YIG-based frequency synthesizers	• Enhanced high-performance oscillator technology
• Added new customer relationship in the defense electronics market
• Added new product application in the defense communication satellite terminal market

Arcom Wireless Incorporated, a subsidiary of Dover Corporation — February 2003	Purchased assets including customer contracts, equipment, inventory, product designs and other intellectual property required to manufacture and supply a 58 GHz integrated transceiver	• Expanded relationship with an existing customer
• Enhanced market position as a leading supplier of 58 GHz products

Signal Technology Corp. Fixed Wireless Division — September 2002	Purchased assets including customer contracts, equipment, inventory, product designs and other intellectual property required to manufacture and supply several transceiver products	• Expanded relationships with existing customers including Stratex Networks, Inc. and Nera ASA
• Added new customers including Siemens AG and Ceragon Networks Ltd.
• Significantly increased our product portfolio
• Facilitated move to offshore production

M/A-Com Tech, Inc., a subsidiary of Tyco Electronics formerly known as Stellex Microwave Systems — April 2001	Purchased assets including customer contracts, equipment, inventory, product designs and other intellectual property required to manufacture and supply yttrium iron garnet-based frequency synthesizers	• Added new product capabilities in high performance oscillators
• Added new customer relationship with Stratex Networks, Inc.
• Added new application in high capacity microwave radios

Competition
     Among merchant suppliers in the telecommunication network market, we primarily compete with Compel srl, Filtronic plc, Microelectronics Technology Inc., Remec Broadband Wireless, Inc. and Teledyne Technologies Incorporated. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their own high-frequency RF transceiver modules, rather than using merchant suppliers such as ourselves. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and related sales. Conversely, if they should decide to outsource their requirements, this may significantly expand the market available to us.
     In the defense electronics and homeland security markets, we primarily compete with Aeroflex Incorporated, AML Communications Inc., Chelton, Ltd., Ciao Wireless, CTT Inc., Herley Industries, Inc., KMIC Technology, Inc., M/A-Com Inc., Miteq Inc. and Teledyne Technologies Incorporated.
     We believe that the principal competitive factors in our industry are:
•	Product pricing and the ability to offer low-cost solutions;

•	Technical leadership and product performance;

•	Strong customer relationships;

•	Product breadth;

•	Time-to-market in the design and manufacturing of products; and

•	Logistical flexibility, manufacturing capability and scalable capacity.
Research and Development
     Our research efforts focus on developing new proprietary circuit designs, advanced circuit and packaging technologies, such as MLMS and Epsilon, and integrating our technology into new semiconductor materials, such as indium phosphide and silicon germanium. Our product development activities focus on designing products to meet specific customer and market needs and introducing these products to manufacturing. Our technical approach emphasizes the following capabilities:
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
     Our increased investment in research and development and related engineering projects has resulted in expenses of $6.5 million, $8.9 million and $10.7 million in 2005, 2006 and 2007, respectively. The increase in 2007 spending as compared to 2006 was primarily attributable to an increase of $717,000 of personnel-related expenses, an increase of $437,000 related to the acquisition of the ALC engineering group, an increase of $343,000 in project-related expenses and an increase of $305,000 for SFAS No. 123 (R) stock-based compensation expense. The increase in 2006 spending as compared to 2005 was due to a combination of a $1.1 million increase in project-related expenses and an increase of $1.1 million in personnel-related expenses and stock-based compensation. Our investments in technology support both our telecommunication network and defense electronics and homeland security related businesses.
Patents and Intellectual Property Rights
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of December 31, 2007, we had 42 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, MLMS technology and system designs. Our issued United States patents expire between 2008 and 2027. We do not anticipate the impact of the expiration of patents over the near term to have a significant impact on our research and development or operations. We also license technology from other companies, including Northrop Grumman Corporation. There are no limitations on our rights to make, use or sell products we may develop in the future using the technology licensed to us by Northrop Grumman Corporation.
     We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decisions as to whether to seek formal patent protection, and the countries in which to seek it, are taken on a patent by patent basis and are based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as an implement to protect the underlying intellectual property. With regard to our pending patent applications, it is possible that no patents may be issued as a result of these or any future applications or the allowed patent claims may be of reduced value and importance. Further, any existing or future patents may be challenged, invalidated or circumvented thus reducing or eliminating their commercial value.
     To protect our intellectual property, we enter into confidentiality and assignment of rights to inventions agreements with our employees, and confidentiality and non-disclosure agreements with our strategic partners, and generally control access to and distribution of our documentation and other proprietary information. These measures may not be adequate in all cases to safeguard the proprietary technology underlying our products. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or attempt to design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan.
Operations
     We currently have our products manufactured in three locations. Domestically, we operate two plants in the Sacramento, California area for those products that are being produced in low volumes or for defense electronics applications. Products made for defense electronics applications generally must be manufactured within the United States due to government regulations. Most of our products are manufactured in Thailand by a contract manufacturer. Under our manufacturing contract, Hana Microelectronics Ltd. or HANA supplies the physical plant, direct labor, basic assembly equipment and warehousing functions. We supplement those activities with our own full-time, in-country staff consisting of 16 people who provide production planning, process engineering, test engineering, product support, design engineering and quality assurance support. We own certain assets held securely in HANA’s factory, including specialized test and assembly equipment and various raw material and product inventories. Our arrangement with HANA allows us to reduce our labor and facility expenses while maintaining tight control of process and quality. To reduce our costs further, we have identified lower cost Asian sources for various raw materials, especially basic metal and circuit board components. Our manufacturing agreement with HANA currently expires in October 2008, but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.
     We design custom semiconductor devices. However, we do not own or operate a semiconductor foundry and rely on a limited number of third parties to produce these components. Our use of various third-party semiconductor foundries gives us the flexibility to use the process technology that is best suited for each application and eliminates the need for us to invest in and maintain our own semiconductor facilities. Our primary semiconductor foundry is a business unit of Northrop Grumman Space and Technology Corp. or

NGST a wholly-owned subsidiary of Northrop Grumman Corporation. NGST produced approximately 40%, in terms of dollar volume of our semiconductors in 2007. We also use other suppliers for some of our products. The loss of our relationship with or our access to any of the semiconductor foundries we currently use, particularly NGST and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers. Our current supply agreement with NGST expires in September 2008 and we are currently negotiating an extension of the agreement. Should the services of a given foundry become unavailable to us, we estimate that it may take up to six months to shift production to a new foundry.
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
     We maintain raw materials and work-in-process inventory at both our Sacramento area plants and in Thailand at HANA’s plant. We also maintain finished goods inventory on consignment at or near the manufacturing plants of certain key telecommunication customers. In order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. Meeting this requirement necessitates that we maintain significant raw material and finished goods inventories. Maintaining these inventories is costly and requires significant working capital and may increase our capital needs in the future.
Backlog
     Our order backlog consists of a combination of conventional purchase orders and formal forecasts given to us under annual and multi-year agreements. Typically, the forecast portion of the backlog is the significantly larger amount. The forecasts we receive normally have a firm commitment portion of one to three months in duration that obligate the customer to accept at least some portion of the amount forecasted for that period, with the remainder of the forecast including no such obligation. These forecasts are subject to change on a regular basis and we have experienced significant forecast variations in both unit volumes and product mix. As a result, we believe that backlog is not a reliable indicator of future revenues.
     Our backlog at February 8, 2008 for shipments expected to occur through December 31, 2008 was approximately $51.3 million. By comparison, our backlog as of February 16, 2007 for shipments then expected to occur through December 31, 2007 was $52.0 million.
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
     In our defense electronics market, some of the products we supply to our foreign customers are controlled by United States government export regulations promulgated by the Departments of State, Commerce and Defense. Prior to shipment of these products, we must apply for various approvals and licenses. This application process can be lengthy and approval is not assured. If we do not receive approval or the approval is delayed, it can halt or delay our shipments. Further, our products for defense electronics applications generally must be manufactured within the United States due to government regulations respecting foreign material content and socio-economic rules passed down to federal subcontractors by law.
Seasonality
     We believe that the telecommunications network market we serve can have an underlying seasonal pattern characterized by lower activity levels in the first and third calendar quarters, normal activity in the second calendar quarter and a surge of activity in the fourth calendar quarter. Reduced activity in the first quarter is due to delays in purchasing resulting from wireless carriers’ budgeting processes while reduced activity in the third quarter occurs as many of the European telecom OEMs shut down their factories for a portion of the summer months. Activity can expand in the fourth quarter as the wireless carriers expend their remaining capital budgets for the year. The underlying telecommunications market trends notwithstanding, we have not experienced these seasonal patterns in our 2006 or 2007 revenues. Similarly, while the US government budgeting process can result in seasonal variations in activity, we have not seen a corresponding pattern in our revenues from our defense electronics customers. We cannot be certain what seasonal market factors, if any, will impact our revenues in the future or the extent of such potential fluctuations.
Employees
     As of December 31, 2007, we had 214 full-time employees, including 121 in manufacturing, 53 in product and process engineering, 16 in sales and marketing and 24 in general and administrative. Our employees are not subject to any collective bargaining agreement with us and we believe that our relations with our employees are good.
Available Information
     Our principal executive offices are located at 130 Baytech Drive, San Jose, CA 95134 and our main telephone number is (408) 522-3100. Our Internet address is www.endwave.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.
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
     We have had a history of losses. We had a net loss of $5.4 million in 2007. We also had net losses of $1.3 million and $874,000 for the years ended December 31, 2006 and 2005, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nera or Nokia Siemens Networks, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.
     We depend, and expect to continue to depend, on a relatively small number of telecom customers for a large portion of our revenues. The loss of any of our major customers, particularly Nera or Nokia Siemens Networks, or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. In 2007, Nokia Siemens Networks (including Nokia and Siemens AG revenues for 2007 prior to their merger) accounted for 60% of our total revenues. In 2006 and 2005, revenues from Nokia accounted for 42% and 47% of our total revenues, respectively. Revenues from Siemens accounted for 23% and 16% of our total revenues for 2006 and 2005, respectively, and revenues from Nera accounted for

14%, 14% and 10% of our total revenues for 2007, 2006 and 2005, respectively. We had no other customers individually representing more than 10% of our total revenues for 2007, 2006 and 2005.
     During April 2007, Nokia and Siemens merged their telecommunication network businesses and created Nokia Siemens Networks. The ongoing impact, if any, of this merger on our continuing relationship with the combined company is uncertain. During 2007, we experienced a decrease in revenues from the former Siemens product lines of Nokia Siemens Networks as they decreased purchases of legacy products that historically have been outsourced to us.
We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.
     We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 79% of our total revenues in 2007 and 84% of our total revenues in 2006.
     The telecommunications industry suffered a significant worldwide downturn beginning in 2000. In connection with this downturn, there were worldwide reductions in telecommunication network projects that resulted in the loss of some of our key customers and reduced revenues from our remaining customers. We also were forced to undertake significant cost reduction measures as a result. The telecommunications industry has begun to grow again, but at a more measured rate than in the 1990s. Our revenues are dependent, in part, on growth of wireless telephony particularly in developing countries, increasing data-intensive cellular traffic, deployment of third-generation, or 3G, networks and the introduction of other high capacity data-only telecommunication networks. If similar downturns reoccur, or if the telecommunications industry fails to grow as we anticipate, our revenues may remain flat or decrease. Significantly lower revenues would likely force us to make provisions for excess inventory and abandoned or obsolete equipment and reduce our operating expenses. To reduce our operating expenses, we could be required to reduce the size of our workforce and consolidate facilities. We cannot guarantee that we would be able to reduce operating expenses to a level commensurate with the lower revenues resulting from such an industry downturn.
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

     In addition to the factors set forth above, we may encounter other unforeseen problems with acquisitions that we may not be able to overcome. Future acquisitions may require us to issue shares of our stock or other securities that dilute our other stockholders, expend cash, incur debt, assume liabilities, including contingent or unknown liabilities, or create additional expenses related to write-offs or amortization of intangible assets with estimated useful lives, any of which could materially adversely affect our operating results.
Our future success depends in part on our ability to further penetrate into new markets, such as defense electronics and homeland security, and we may be unable to do so.
     Historically, a large majority of our revenues have been attributable to sales of our RF modules to telecom OEMs such as Nokia Siemens Networks. Part of our growth strategy is to design and sell high-frequency RF modules for and to OEMs and systems integrators in new markets, particularly defense electronics and homeland security. To date, only a modest percentage of our revenues have been attributable to sales of RF modules to these alternate markets. We are designing and selling products for the emerging homeland security market. The potential size of this market is unclear and we cannot predict how the market will evolve. If increased demand for high-frequency RF modules in the defense electronics and homeland security markets does not materialize, or if we fail to secure new design wins in these markets or if we are unable to design readily manufacturable products for these new markets, our growth and revenues could be adversely impacted, thereby decreasing our profitability or increasing our net losses.
Our operating results may be adversely affected by substantial quarterly and annual fluctuations and market downturns.
     Our revenues, earnings and other operating results have fluctuated in the past and our revenues, earnings and other operating results may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others, overall growth in our target markets, the ability of our customers to obtain adequate capital, U.S. export law changes, changes in customer order patterns, customer consolidation, availability of components from our suppliers, the gain or loss of a significant customer, changes in our product mix and market acceptance of our products and our customers’ products. These factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly or annual operating results.
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
     In addition, we currently purchase a number of components, some from single source suppliers, including, but not limited to:
•	semiconductor devices;

•	application-specific monolithic microwave integrated circuits;

•	voltage-controlled oscillators;

•	voltage regulators;

•	unusual or low usage components;

•	surface mount components compliant with the EU’s Restriction of Hazardous Substances, or RoHS, Directive;

•	high-frequency circuit boards;

•	custom connectors; and

•	yttrium iron garnet components.
     Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and lower our margins. In the past, we suffered from shortages of and quality issues with various components. These shortages and quality issues adversely impacted our product revenues and could reappear in the future. Our single source suppliers could enter into exclusive agreements with or be acquired by one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business. Even to the extent alternative suppliers are available to us and their components are qualified with our customers on a timely basis, identifying them and entering into arrangements with them may be difficult and time consuming, and they may not meet our quality standards. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms.
Our cash requirements will be impacted by our need to increase inventories.
     As part of our expansion in the telecommunications market and our increased emphasis on the defense electronics and homeland security markets, we have significantly increased the number of our products during recent fiscal years. The products we manufacture require hundreds or thousands of components obtained from a wide variety of suppliers and we have faced component shortages and quality issues from our suppliers from time to time. In addition, in order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. As a result of these challenges, we have significant raw materials inventory and finished products in our key customers’ consignment stocks so that they will be better-positioned to meet their own customers’ demand. Increased inventory of raw materials and finished goods may consume additional capital in the future.
We are exposed to fluctuations in the market values of our investment portfolio.
     Although we have not experienced any material losses on our cash, cash equivalents and short-term and long-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Although our portfolio has no auction rate or sub-prime mortgage securities, our  overall investment portfolio is currently and may in the future be concentrated in cash equivalents including money market funds. If any of these issuers default on their obligations, or their credit ratings are negatively affected by liquidity, credit deterioration or losses, financial results, or other factors, the value of our cash equivalents and short-term and long-term investments could decline and result in a material impairment. Additionally, our investment portfolio is presently and may in the future be concentrated with a single institutional investment firm. If this firm were to experience financial difficulties, the value of our cash equivalents could decline and result in a material impairment.
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
     We outsource the assembly and testing of most of our telecommunication related products to a Thailand facility of HANA Microelectronics Co., Ltd., or HANA, a contract manufacturer. We plan to continue this arrangement as a key element of our operating strategy. If HANA does not provide us with high quality products and services in a timely manner, terminates its relationship with us, or is unable to produce our products due to financial difficulties or political instability we may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of our products could be delayed or lost and our reputation could be harmed. Our latest manufacturing agreement with HANA expires in October 2008, but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-

terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.
We rely on the semiconductor foundry operations of Northrop Grumman Space Technology, Inc. (formerly known as Velocium) and other third-party semiconductor foundries to manufacture the semiconductors contained in our products. The loss of our relationship with any of these foundries, particularly Northrop Grumman Space Technology, Inc., without adequate notice would adversely impact our ability to fill customer orders and could damage our customer relationships.
     We design semiconductor devices. However, we do not own or operate a semiconductor fabrication facility, or foundry, and rely on a limited number of third parties to produce these components. Our largest semiconductor foundry supplier is the semiconductor foundry operations of Northrop Grumman Space Technology, Inc. If Northrop Grumman Space Technology, Inc. is unable to deliver semiconductors to us in a timely fashion, the resulting delay could severely impact our ability to fulfill customer orders and could damage our relationships with our customers. In addition, the loss of our relationship with or our access to any of the semiconductor foundries we currently use, particularly Northrop Grumman Space Technology, Inc., and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.
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
     We have experienced manufacturing quality problems with our products in the past and may have similar problems in the future. As a result of these problems, we have replaced components in some products, or replaced the product, in accordance with our product warranties. Our product warranties typically last twelve to thirty months. As a result of component, manufacturing or design defects, we may be required to repair or replace a substantial number of products under our product warranties, incurring significant expenses as a result. Further, our customers may discover latent defects in our products that were not apparent when the warranty period expired. These defects may cause us to incur significant repair or replacement expenses beyond the normal warranty period. In addition, any component, manufacturing or design defect could cause us to lose customers or revenues or damage our customer relationships and industry reputation.
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

Competitive conditions often require us to reduce prices and, as a result, we need to reduce our costs in order to be profitable.
     Over the past year, we have reduced many of our prices of telecom products by 10% to 15% in order to remain competitive and we expect market conditions will cause us to reduce our prices in the future. In order to reduce our per-unit cost of product revenues, we must continue to design and re-design products to require lower cost materials, improve our manufacturing efficiencies and successfully move production to lower-cost, offshore locations. The combined effects of these actions may be insufficient to achieve the cost reductions needed to maintain or increase our gross margins or achieve profitability.
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
     Our products are highly technical and the sales cycle can be long. Our sales efforts involve a collaborative and iterative process with our customers to determine their specific requirements either in order to design an appropriate solution or to transfer the product efficiently to our offshore contract manufacturer. Depending on the product and market, the sales cycle can take anywhere from 2 to 24 months, and we incur significant expenses as part of this process without any assurance of resulting revenues. We generate revenues only if our product is selected for incorporation into a customer’s system and that system is accepted in the marketplace. If our product is not selected, or the customer’s development program is discontinued, we generally will not have an opportunity to sell our product to that customer until that customer develops a new generation of its system. There is no guarantee that our product will be selected for that new generation system. In the past, we have had difficulty meeting some of our major customers’ stated volume and cost requirements. The length of our product development and sales cycle makes us particularly vulnerable to the loss of a significant customer or a significant reduction in orders by a customer because we may be unable to quickly replace the lost or reduced sales.
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
     Our customers often have specific requirements that can be at the forefront of technological development and therefore difficult and expensive to develop. If we are not able to devote sufficient resources to these products, or we experience development difficulties or delays, we could lose sales and damage our reputation with those customers.

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
Though we do have long-term commitments from many of our customers, they are not for fixed quantities of product. As a result, we must estimate customer demand, and errors in our estimates could have negative effects on our cash, inventory levels, revenues and results of operations.
     We have been required historically to place firm orders for products and manufacturing equipment with our suppliers up to six months prior to the anticipated delivery date and, on occasion, prior to receiving an order for the product, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect, if at all. As a result, we would have additional usage of cash, excess inventory and overhead expense, which would harm our financial results. On occasion, we have experienced adverse financial results due to excess inventory and excess manufacturing capacity. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity were available, we would lose revenue opportunities, market share and damage our customer relationships. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and were unable to benefit from this increased demand. There is no guarantee that we will be able to adequately respond to unexpected increases in customer purchase orders in the future, in which case we may lose the revenues associated with those additional purchase orders and our customer relationships and reputation may suffer.
Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of December 31, 2007, we had 42 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2008 and 2027. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
     To protect our intellectual property, we enter into confidentiality and assignment of rights to inventions agreements with our employees, and confidentiality and non-disclosure agreements with third parties, and generally control access to and distribution of our documentation and other proprietary information. These measures may not be adequate in all cases to safeguard the proprietary technology underlying our products. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or attempt to design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in other countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States. Moreover we occasionally agree to incorporate a customer’s or supplier’s intellectual property into our designs, in which case we have obligations with respect to the non-use and non-disclosure of that intellectual property. We also license technology from other companies, including Northrop Grumman Corporation. There are no limitations on our rights to make, use or sell products we may develop in the future using the chip technology licensed to us by Northrop Grumman Corporation. Steps taken by us to prevent misappropriation or infringement of our intellectual property or the intellectual property of our customers may not be successful. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Litigation of this type could result in substantial costs and diversion of our resources.
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

Risks Relating to Our Industry
Our revenues in the defense electronics and homeland security markets largely depend upon the funding and implementation decisions of Congress and government agencies. These decisions could change abruptly and without notice, unexpectedly reducing our revenues from these markets.
     Our growth is partially dependent on growth in sales to defense electronics and homeland security prime contractors. Changes in levels of government contract funding and in implementation of government contracts may cause prime contractors to reduce funding to subcontractors. These funding and implementation decisions are difficult to predict and may change abruptly. As a result, our quarterly revenues from prime contractors may fluctuate significantly from quarter to quarter.
Our failure to compete effectively could reduce our revenues and margins.
     Among merchant suppliers in the telecommunication network market, we primarily compete with Compel Electronics Inc., Filtronic plc, Microelectronics Technology Inc., Remec Broadband Wireless, Inc. and Teledyne Technologies Incorporated. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their high-frequency RF transceiver modules, rather than using merchant suppliers like us. Additionally, during 2007, we experienced a decrease in revenues from the former Siemens product lines of Nokia Siemens Networks as they increased the use of their captive resources for the manufacture of their modules. We believe that over one-half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and the potential related sales. Further, if a telecom OEM were to sell its captive operation to a competitor, we would lose the opportunity to acquire those potential sales. In the defense electronics and homeland security markets, we compete both with internal captive groups within many of the large defense OEMs, along with other companies such as Aeroflex Incorporated, AML Communications Inc., Chelton, Ltd., Ciao Wireless, CTT Inc., Herley Industries, Inc., KMIC Technology, Inc., M/A-Com, Miteq, Inc. and Teledyne Technologies Incorporated.
     Many of our current and potential competitors are substantially larger than us and have greater financial, technical, manufacturing and marketing resources. In addition, we have begun designing and selling products for homeland security applications and the market for homeland security is only now emerging. If we are unable to compete successfully, our future operations and financial results will be harmed.
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
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. In 2007, the lowest daily closing sales price for our common stock was $5.92 and the highest daily closing sales price for our common stock was $13.59. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
•	our financial performance or the performance of our competitors;

•	the purchase or sale of common stock, short-selling or transactions by large stockholders;

•	technological innovations or other trends or changes in the telecommunication network, defense electronics or homeland security markets;

•	successes or failures at significant product evaluations or site demonstrations;

•	the introduction of new products by us or our competitors;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	decisions by major participants in the communications industry not to purchase products from us or to pursue alternative technologies;

•	decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry;

•	market conditions in the industry, the financial markets and the economy as a whole; and

•	the low trading volume of our common stock.
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
We have a few shareholders that each own a large percentage of our outstanding capital stock and, as a result of their significant ownership, are able to significantly affect the outcome of matters requiring stockholder approval.
     Oak Technology Partners XI, Limited Partnership, or Oak, owns 300,000 shares of our Series B preferred stock that are convertible into 3,000,000 shares of our common stock and a warrant to purchase 90,000 shares of our Series B preferred stock that upon issuance will be convertible into 900,000 shares of our common stock. Assuming the exercise in full of the warrant issued to Oak and the conversion of Oak’s preferred shares into common stock, as of February 8, 2008, Oak beneficially owned 29.9% of our capital stock. In addition, two other shareholders each beneficially owned more than 10% of our capital stock on February 8, 2008.

     Because most matters requiring approval of our stockholders require the approval of the holders of a majority of the shares of our outstanding capital stock present in person or by proxy at the annual meeting, the significant ownership interest of these shareholders allows them to affect significantly the election of our directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without their support, even if the transaction is favorable to our stockholders as a whole.
Our certificate of incorporation, bylaws and arrangements with executive officers contain provisions that could delay or prevent a change in control.
     We are subject to certain Delaware anti-takeover laws by virtue of our status as a Delaware corporation. These laws prevent us from engaging in a merger or sale of more than 10% of our assets with any stockholder, including all affiliates and associates of any stockholder, who owns 15% or more of our outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of our voting stock, unless our board of directors approved the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock of the corporation, or the business combination is approved by our board of directors and authorized by at least 66 2/3% of our outstanding voting stock not owned by the interested stockholder. A corporation may opt out of the Delaware anti-takeover laws in its charter documents, however we have not chosen to do so. Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control of management, including a staggered board of directors, the elimination of the ability of our stockholders to act by written consent, discretionary authority given to our board of directors as to the issuance of preferred stock, and indemnification rights for our directors and executive officers. Additionally, we have adopted a Stockholder Rights Plan, providing for the distribution of one preferred share purchase right for each outstanding share of common stock that may lead to the delay or prevention of a change in control that is not approved by our board of directors. We have an Executive Officer Severance and Retention Plan and a Key Employee Severance and Retention Plan that provide for severance payments and the acceleration of vesting of a percentage of certain stock options granted to our executive officers and certain senior, non-executive employees under specified conditions. These plans may make us a less attractive acquisition target or may reduce the amount a potential acquirer may otherwise be willing to pay for our company.
Item 1B.  Unresolved Staff Comments
     Not applicable.
Item 2.  Properties
     Our principal executive offices are located in San Jose, California, where we lease approximately 33,000 square feet, which encompasses our corporate headquarters and research and development facilities. This lease expires in August 2011. We lease approximately 6,000 square feet in Andover, Massachusetts for our Northeast operations under a lease expiring in November 2008. We lease approximately 21,000 square feet in Diamond Springs, California for our manufacturing facilities under a lease that expires in June 2009. We lease approximately 7,000 square feet in El Dorado Hills, California under a lease that expires in May 31, 2008. In Chiang Mai, Thailand, near the facilities of our contract manufacturer, HANA Microelectronics Co., Ltd., we lease approximately 3,000 square feet under an office lease that expires in March 2010. We believe that our existing facilities are adequate to meet our current and near term future needs; however we may consolidate our Diamond Springs and El Dorado Hills facilities in the future.
Item 3.  Legal Proceedings
     We are not currently party to any material litigation.
Item 4.  Submission of Matters to a Vote of Security Holders
     Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information Relating to our Common Stock
     Our common stock is traded on the NASDAQ Global Market under the symbol “ENWV.” The following table sets forth the high and low daily sales prices per share of our common stock, as reported by the NASDAQ Global Market.

	High	Low
Fiscal Year Ended December 31, 2006
First Quarter	$15.50	$8.98
Second Quarter	$17.15	$10.11
Third Quarter	$13.90	$11.36
Fourth Quarter	$13.75	$10.38
Fiscal Year Ended December 31, 2007
First Quarter	$13.75	$10.50
Second Quarter	$12.86	$9.50
Third Quarter	$12.09	$8.25
Fourth Quarter	$10.49	$5.40
     The last reported sale price of our common stock on the NASDAQ Global Market on February 8, 2008 was $6.62 per share. As of February 8, 2008, there were approximately 105 holders of record of our common stock.
Dividend Policy
     We have never paid any cash dividends on our common or preferred stock. Because we currently intend to retain any future earnings to fund the development and growth of our business, we do not anticipate paying any cash dividends in the near future.
Equity Compensation Plan Information
     The following table provides certain information with respect to all of our equity compensation plans in effect as of the end of December 31, 2007.

Number of Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights(a)	Rights(b)	Column (a)(c)(1)
Equity compensation plans approved by security holders	2,465,436	$13.19	2,128,220	(2)
Equity compensation plans not approved By security holders	0	0	0

Total	2,465,436	$13.19	2,128,220

(1)	Each year on October 17, starting in 2001 and continuing through 2007, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2000 Employee Stock Purchase Plan was automatically increased by the lesser of 350,000 shares or 1.5% of the total number of shares of common stock outstanding on that date or such lesser amount as may be determined by the Board of Directors

(2)	Includes 429,340 shares issuable under the 2000 Employee Stock Purchase Plan.
Stock Repurchases

				Maximum Dollar
			Total Number of Securities	Value of Securities
			Purchased as Part of	that May Yet Be
	Total Number of Securities	Average Price Paid per	Publicly Announced Plans	Purchased Under
Period	Purchased	Security	or Programs	the Program
12/1/07 - 12/31/07 (1)	2,502,247	$6.83	—	—
Total	2,502,247	$6.83	—	—

(1)	On December 24, 2007, we repurchased 2,502,247 shares of our common stock held by Wood River Partners, L.P. and Wood River Partners Offshore, Ltd. for $6.83 per share in cash.

Performance Measurement Comparison
     The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2002 in (i) our common stock, (ii) the NASDAQ Stock Market Index (U.S. Companies) and (ii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Endwave Corporation, The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

	12/02	12/03	12/04	12/05	12/06	12/07
Endwave Corporation	100.00	770.68	1,827.23	1,233.51	1,134.03	761.26
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Telecommunications	100.00	188.21	199.04	192.18	244.38	253.12

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.
Item 6.  Selected Consolidated Financial Data
     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31 2007, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007 and 2006 are derived from the audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in any future periods.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$56,476	$62,226	$48,735	$33,162	$33,847
Cost of product revenues	41,764	44,220	33,586	22,576	24,830
Other operating expenses	23,701	21,901	16,799	16,115	17,568
Loss from operations	(8,989)	(3,895)	(1,650)	(5,529)	(8,551)
Net loss	$(5,401)	$(1,344)	$(874)	$(4,404)	$(7,910)
Basic and diluted net loss per share	$(0.47)	$(0.12)	$(0.08)	$(0.45)	$(0.87)

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$48,957	$67,587	$22,415	$25,137	$29,298
Total assets	82,589	100,653	53,149	50,094	53,074
Long-term obligations, less current portion	116	231	385	559	363
Total stockholders’ equity	71,848	89,398	43,083	39,064	41,043

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
Markets and Growth Strategy
     Telecommunications market.  Most of our RF modules are deployed in telecommunication networks. Our target customers for these applications are telecommunication network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs. Telecom OEMs provide the wireless equipment used by service providers to deliver voice, data and video services to businesses and consumers.
     Telecom OEMs that purchased our products accounted for 79% of our total revenues during 2007. From 2006 to 2007, we experienced a decrease of 15% in our telecommunications-related revenues. The decline in revenues in 2007 was due primarily to decreased demand from our telecommunications customers and lower average sales prices of our modules. During April 2007, two of our largest customers, Nokia and Siemens, merged their telecommunications network businesses and created Nokia Siemens Networks. During 2007, we experienced a decrease in revenues from the former Siemens product lines of Nokia Siemens Networks as they decreased purchases of legacy products that historically have been outsourced to us. The ongoing impact, if any, of this merger on our continuing relationship with the combined company is uncertain.
     Defense electronics and homeland security system markets.  Our RF devices and modules are also designed into various applications outside of the telecommunication network market, including defense electronics and homeland security systems. Our target customers in the defense electronics market include defense systems integrators and their subcontractors that design aerospace systems, defense systems, weapons and electronics platforms for domestic and foreign defense customers. Our target customers in the homeland security market include those customers that are utilizing the properties of high-frequency RF to create new capabilities designed to detect security threats.
     From 2006 to 2007, we experienced growth of 22% in our defense and homeland security-related revenues. Such revenues, accounted for approximately 21% of our total revenues in 2007. We continue to seek growth through enhancing our position as a leading merchant supplier of RF modules, continuing our expansion into the defense electronics and homeland security markets and pursuing strategic acquisitions. In support of this growth strategy, on April 19, 2007, we announced the acquisition of all of the outstanding capital stock of privately-held ALC Microwave, Inc., or ALC, a provider of logarithmic amplifier subsystems to defense markets, for approximately $6.8 million in cash.
     We also believe the demand for high-frequency RF modules within various defense electronics and homeland security systems is increasing. We are seeing increased demand in defense electronics systems as high frequency RF modules are being used in sophisticated radar systems, electronic warfare systems, intelligent battlefield systems and high-capacity communication systems. Due to the need for greater resolution, more comprehensive real-time information and better communication on the battlefield, the United States military’s demand for high-frequency RF modules in the defense electronics market is growing. Similarly, the global escalation of terrorist and insurgency threats is resulting in increased governmental and private concern over providing adequate security measures. Many new, more capable systems are utilizing high-frequency RF signals for various detection and imaging systems applied to threats of violence.
     Growth through acquisitions.  We continue to seek growth through strategic acquisitions. Since our initial public offering in October 2000, we have acquired and integrated six businesses or product lines. As a result of these transactions, we have increased our revenues and market share, broadened our product portfolio, diversified our customer base, gained expertise outside our core telecommunication network market and added key members to our staff.
Seasonality
     We believe that the telecommunications market we serve can have an underlying seasonal pattern characterized by lower activity levels in the first and third calendar quarters, normal activity in the second calendar quarter and a surge of activity in the fourth calendar quarter. Reduced activity in the first quarter is due to delays in purchasing resulting from wireless carriers’ budgeting processes while reduced activity in the third quarter occurs as many of the European telecom OEMs shut down their factories for a portion of the summer months. Activity can expand in the fourth quarter as the wireless carriers expend their remaining capital budgets for the year. The underlying telecommunications market trends notwithstanding, we have not experienced these seasonal patterns in our 2006 or 2007 revenue. Similarly, while the US government budgeting process can result in seasonal variations in activity, we have not seen a corresponding pattern in our revenues from our defense electronics customers. We cannot be certain what seasonal market factors, if any, will impact our revenues in the future or the extent of such potential fluctuations.
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
Revenue Recognition
     Our primary customers are telecom OEMs and defense and homeland security systems integrators that incorporate our products into their systems. We recognize product revenues at the time title passes, which is generally upon product shipment or when withdrawn from a consignment location, coupled with persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenues. Alternatively, where a development contract specifies defined progress gates or milestones tied to payments, revenue is recognized on a pro rata basis matching the milestone(s). Revenues attributable to development fees accounted for 3.3% of our total revenues in 2005, 2.0% of our total revenues in 2006 and 1.5% of our total revenues in 2007. The costs incurred under these development agreements are included in research and development expenses.

Allowance for Doubtful Accounts
     We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. Our reserves, which were $131,000 at December 31, 2006 and $67,000 at December 31, 2007, historically have been adequate to cover our actual credit losses. If actual credit losses were to be significantly greater than the reserves we have established, our selling, general and administrative expenses would increase.
Warranty Reserves
     We generally offer a twelve to thirty month warranty on all of our products. We record a liability based on estimates of the costs that may be incurred under our warranty obligations and charge to cost of product revenues the amount of such costs at the time revenues are recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. At December 31, 2006 and 2007 our warranty reserves were $2.9 million and $2.7 million, respectively. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.
Inventory Valuation
     We evaluate our ending inventories for excess quantities and obsolescence at each balance sheet date. This evaluation includes review of materials usage, market conditions and product life cycles and an analysis of sales levels by product and projections of future demand and market conditions. We establish a reserve for inventories that are considered excess or obsolete. We adjust remaining inventory balances to approximate the lower of our standard manufacturing cost or market value. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, and would be reflected in cost of product revenues in the period the revision is made. This would have a negative impact on our gross margins in that period. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of product revenues, resulting in a net benefit to our gross margin in that period. To the extent these factors materially affect our gross margins, we would disclose them.
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
     Upon adoption of SFAS No. 123(R), we elected the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in capital pool, or APIC Pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).
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
     We estimate the fair value of stock options and shares under our stock purchase plan using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant and the shares under our stock purchase plan are estimated on the date of grant using the Black-Scholes valuation model and the graded-vesting method with assumptions concerning expected dividend yield, stock price volatility, risk free interest rate and expected life of the award.
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
Business Combinations
     In accordance with the provisions of SFAS No. 141, “Business Combinations,” the purchase price of an acquired company is allocated between the intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The valuation of our intangible assets is based on an income approach methodology that values the intangible assets based on the future cash flows that could potentially be generated by the asset over its estimated remaining life discounted to its present value utilizing an appropriate weighted average cost of capital.
     At December 31, 2007, the carrying value of goodwill was $3.0 million and the carrying value of identifiable intangible assets was $4.5 million. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we assess goodwill and intangible assets with indefinite lives for impairment at least annually, or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. To the extent the carrying amount exceeds its fair value, an impairment charge to income is recorded. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. We completed our annual goodwill impairment test as of September 30, 2007 and determined that no adjustment to the carrying value of goodwill was required. We have determined that no events have occurred from that date through December 31, 2007 that would require an updated analysis. Our future operating performance will be impacted by the future amortization of these acquired intangible assets and potential impairment charges related to goodwill if indicators of potential impairment exist. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results.

Results of Operations
     The following tables set forth selected consolidated statements of operations data for each of the periods indicated in dollars and as a percentage of total revenues.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenues:
Product revenues	$55,611	$60,956	$47,119
Development fees	865	1,270	1,616

Total revenues	56,476	62,226	48,735

Costs and expenses:
Cost of product revenues	41,216	43,771	33,134
Cost of product revenues, amortization of intangible assets	548	449	452
Research and development	10,707	8,856	6,488
Selling, general and administrative	12,463	12,689	9,327
Transaction costs	—	200	851
Amortization of intangible assets	531	156	179
Restructuring charges, net	—	—	(46)

Total costs and expenses	65,465	66,121	50,385

Loss from operations	(8,989)	(3,895)	(1,650)
Interest and other income, net	3,590	2,648	776

Loss before provision for income taxes	(5,399)	(1,247)	(874)
Provision for income taxes	2	97	—

Net loss	$(5,401)	$(1,344)	$(874)

	Year Ended December 31,
	2007	2006	2005
	(As a percentage of total revenues)
Revenues:
Product revenues	98.5%	98.0%	96.7%
Development fees	1.5	2.0	3.3

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product revenues	73.0	70.3	68.0
Cost of product revenues, amortization of intangible assets	1.0	0.7	0.9
Research and development	19.0	14.2	13.3
Selling, general and administrative	22.1	20.4	19.1
Transaction costs	—	0.3	1.7
Amortization of intangible assets	0.9	0.3	0.5
Restructuring charges, net	—	—	(0.1)

Total costs and expenses	116.0	106.3	103.4

Loss from operations	(16.0)	(6.3)	(3.4)
Interest and other income, net	6.4	4.3	1.6

Loss before provision for income taxes	(9.6)	(2.0)	(1.8)
Provision for income taxes	—	0.2	—

Net loss	(9.6)%	(2.2)%	(1.8)%

Results of Operations
Year ended December 31, 2007 compared to year ended December 31, 2006
Total revenues

	Year Ended
	December 31,
	2007	2006	% Change
	(In thousands)
Total revenues	$56,476	$62,226	(9.2)%
Product revenues	$55,611	$60,956	(8.8)%
Development fees	$865	$1,270	(31.9)%
     Total revenues consist of product revenues and development fees. Product revenues are attributable to sales of our RF products. Development fees are attributable to the development of product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. We expect to enter into more development contracts in the future as we seek to further penetrate the defense electronics market, where development contracts are customary, but we do not expect development fees to represent a significant percentage of our total revenues for the foreseeable future.
     Product revenues decreased 9% from 2006 to 2007 as a result of decreased demand primarily from our telecommunications customers. We experienced an $8.0 million decrease in revenues from our telecommunications customers which was offset in part by a $2.2 million increase in revenues from our defense and homeland security customers. The decrease in telecommunication revenue was primarily attributable to decreased revenues from the former Siemens product lines of Nokia Siemens Networks as they reduced purchases of legacy products that historically have been outsourced to us. During 2007, revenues from our telecom OEM customers comprised 79% of our total revenues, compared with 84% in 2006. During 2007, revenues from our defense and homeland security and other customers were 21% of our total revenues, compared with 16% in 2006.
     The decrease in development fees from 2006 to 2007 was attributable to decreased development of custom-designed products for new and existing customers for both our telecommunications customers and our defense and homeland security customers.
Cost of product revenues

	Year Ended December 31,
	2007	2006	% Change
	(In thousands)
Cost of product revenues	$41,216	$43,771	(5.8)%
Percentage of revenues	73.0%	70.3%
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
     During 2007, the cost of product revenues as a percentage of revenues increased due primarily to the decreased absorption of our overhead costs resulting from decreased total revenues and the write down of certain inventory associated with the end of life of one of our customer programs. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $572,000 during 2007 as compared to $678,000 in 2006.
     We intend to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.

Research and development expenses

	Year Ended December 31,
	2007	2006	% Change
	(In thousands)
Research and development expenses	$10,707	$8,856	20.9%
Percentage of revenues	19.0%	14.2%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.
     During 2007, research and development costs increased both as a percentage of total revenues and in absolute dollars compared to 2006. The increase in research and development costs was primarily attributable to an increase of $717,000 of personnel-related expenses, an increase of $437,000 related to the acquisition of the ALC engineering group, an increase of $343,000 in project-related expenses and an increase of $305,000 for SFAS No. 123 (R) stock-based compensation expense.
     During 2008, we expect research and development expenses to increase in absolute dollar terms as we continue our investment in development programs in both the telecommunication and defense electronics and homeland security related businesses.
Selling, general and administrative expenses

	Year Ended December 31,
	2007	2006	% Change
	(In thousands)
Selling, general and administrative expenses	$12,463	$12,689	(1.8)%
Percentage of revenues	22.1%	20.4%
     Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.
     During 2007, selling, general and administrative expenses decreased in absolute dollars compared to 2006 primarily due to a $389,000 decrease in sales commissions and a $106,000 decrease in personnel-related expenses partially offset by a $271,000 increase for SFAS No. 123(R) stock-based compensation expense.
     During 2008, we anticipate selling, general and administrative expenses will increase moderately in absolute dollar terms as we increase the size of our sales and marketing team related to the defense electronics and homeland security related business.
Transaction costs

	Year Ended
	December 31,
	2007	2006	% Change
	(In thousands)
Transaction costs	$—	$200	(100)%
     During 2006, as part of our growth strategy, we pursued acquiring another company and capitalized the associated transaction costs in other current assets on our consolidated balance sheet. By the end of 2006, we decided not to pursue the acquisition and expensed the amount accordingly.

Amortization of intangible assets

	Year Ended
	December 31,
	2007	2006	% Change
	(In thousands)
Cost of product revenues, amortization of intangible assets	$548	$449	22.0%
Amortization of intangible assets	$531	$156	240.4%
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
     The amortization associated with developed technology is a charge to cost of product revenues. The amortization associated with developed technology was $548,000 and $449,000 for 2007 and 2006, respectively. The increase in cost of product revenues, amortization of intangible assets was due to $98,000 of amortization for the ALC developed technology.
     The amortization associated with customer backlog, customer relationships, non-compete and tradename is a charge to operating expenses. During 2007, the $531,000 of amortization was comprised of the following: $256,000 for customer relationships, $187,000 for customer backlog, $61,000 for the non-compete agreement and $27,000 for the tradename. During 2006, the $156,000 of amortization was due to the amortization of customer relationships of JCA. This increase in amortization was attributable to the amortization of the ALC intangibles.
Interest and other income, net

	Year Ended
	December 31,
	2007	2006	% Change
	(In thousands)
Interest and other income, net	$3,590	$2,648	35.6%
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location, gains and losses on the sale of fixed assets and gains and losses related to foreign currency transactions.
     The increase in interest and other income, net during 2007 was primarily the result of increased interest earned on a higher cash and investment balance due to the proceeds received from the sale of preferred stock and warrants to Oak Investment Partners XI, Limited Partnership (“Oak”) during the second quarter of 2006. During 2007, we earned $3.5 million of interest income and recognized $154,000 of other income from the amortization of the deferred gain from our sale of the Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions. During 2006, we earned $2.6 million of interest income and recognized $154,000 of other income primarily from the amortization of the deferred gain from our sale of the Diamond Springs, California location partially offset by banking charges and a $77,000 loss on the sale of fixed assets related to the move of our corporate headquarters.

     Our functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency are remeasured into the functional currency at the time of the transaction. Foreign currency transaction losses consist of the remeasurement gains and losses that arise from exchange rate fluctuations related to our operations in Thailand. During 2007, we recorded a foreign currency transaction loss of $17,000. There were no such losses in 2006.
Year ended December 31, 2006 compared to year ended December 31, 2005
Total revenues

	Year Ended
	December 31,
	2006	2005	% Change
	(In thousands)
Total revenues	$62,226	$48,735	27.7%
Product revenues	$60,956	$47,119	29.4%
Development fees	$1,270	$1,616	(21.4)%
     Product revenues increased 29% from 2005 to 2006 as a result of increased demand primarily from our telecommunication network customers. During 2006 revenues from our telecom OEM customers comprised 84% of our total revenues, compared with 80% in 2005. Revenues from our defense electronics and homeland security and other customers were 16% of our total revenues, compared with 20% in 2005. Telecommunication network related revenues increased 34% from 2005 as a result of increased demand experienced by our customers and by capturing a greater share of some customers’ overall transceiver business. During 2006, we increased revenues attributable to our three largest telecommunication customers, as we benefited from the increased demand they experienced and from increasing our penetration within these companies. Our defense electronics and homeland security and other revenues increased 4% from 2005 as we continued establishing our presence in this market.
     The decrease in development fees from 2005 to 2006 was attributable to decreased development of custom-designed products for new and existing customers for both our telecommunications customers and our defense and homeland security customers during the year.
     During 2006, two of our largest customers, Nokia and Siemens announced plans to merge their telecommunications network businesses. During the fourth quarter of 2006, we experienced a decrease in revenues from Nokia as they decreased their inventory of our product in anticipation of the closing of the merger.
Cost of product revenues

	Year Ended December 31,
	2006	2005	% Change
	(In thousands)
Cost of product revenues	$43,771	$33,134	32.1%
Percentage of revenues	70.3%	68.0%
     During 2006, the cost of product revenues as a percentage of revenues increased due primarily to a change in product mix, $435,000 of stock-based compensation from the adoption of SFAS No. 123(R) and an increase in inventory reserves of $302,000 associated with the end of life of one of our customer programs. These effects were partially offset by the increased absorption of our overhead costs resulting from increased production. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $678,000 during 2006 as compared to $695,000 during 2005.

Research and development expenses

	Year Ended December 31,
	2006	2005	% Change
	(In thousands)
Research and development expenses	$8,856	$6,488	36.5%
Percentage of revenues	14.2%	13.3%
     During 2006, research and development costs increased in absolute dollars and as a percentage of total revenues compared to 2005, as we increased our investment in development projects in both our telecommunication network and defense electronics and homeland security related businesses. The increase was primarily due to an increase of $1.1 million in project-related expenses, an increase of $576,000 in personnel-related expenses and $540,000 of stock-based compensation expense from the adoption of SFAS No. 123(R).
Selling, general and administrative expenses

	Year Ended December 31,
	2006	2005	% Change
	(In thousands)
Selling, general and administrative expenses	$12,689	$9,327	36.0%
Percentage of revenues	20.4%	19.1%
     During 2006, selling, general and administrative expenses increased in absolute dollars and as a percentage of total revenues compared to 2005, primarily due to $2.3 million of stock-based compensation expense from the adoption of SFAS No. 123(R), an increase of $333,000 in sales commissions, and an increase of $215,000 in personnel-related expenses.
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
Restructuring charges, net

	Year Ended
	December 31,
	2006	2005	% Change
	(In thousands)
Restructuring charges, net	$—	$(46)	(100.0%)
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
Liquidity and Capital Resources
     At December 31, 2007, we had $39.0 million of cash and cash equivalents, $10.0 million in short-term and long-term investments, working capital of $56.8 million and no long-term or short-term debt outstanding. The following table sets forth selected consolidated statements of cash flows data for our three most recent fiscal years.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net cash provided by (used in) operating activities	$3,921	$2,776	$(7,036)
Net cash provided by (used in) investing activities	24,860	(29,343)	5,758
Net cash provided by financing activities	(15,953)	44,287	4,926
Cash, cash equivalents, restricted cash, short-term and long-term investments at end of period	$48,982	$67,848	$22,440

     During 2007, $3.9 million of cash was generated by operating activities as compared to $2.8 million in 2006. Our net loss adjusted for depreciation and other non-cash items, was income of $767,000 in 2007 as compared to income of $3.6 million in 2006. The remaining provision of $3.2 million in cash in 2007 was primarily due to a $5.8 million decrease in inventories partially offset by a $1.1 million decrease in accrued compensation, restructuring and other current and long-term accrued liabilities, a $939,000 decrease in accounts payable, a $374,000 decrease in accrued warranty and a $355,000 decrease in other assets.
     During 2006, $2.8 million of cash was generated by operating activities as compared to using $7.0 million in 2005. Our net loss adjusted for depreciation and other non-cash items, was income of $3.6 million in 2006 as compared to income of $1.2 million in 2005. The remaining use of $800,000 in cash in 2006 was primarily due to a $3.7 million increase in inventories and a $329,000 decrease in accrued warranty partially offset by a $1.8 million decrease in accounts receivable and a $1.3 million increase in accounts payable.
     During 2007, investing activities provided cash of $24.9 million compared to using $29.3 million of cash in 2006. The provision of cash by investing activities in 2007 was primarily due to the net proceeds of short-term investments of $89.2 million which was partially offset by purchases of investments of $57.8 million, the use of $5.8 million to purchase ALC and purchases of equipment of $1.1 million.
     During 2006, investing activities used cash of $29.3 million compared to $5.8 million of cash provided in 2005. The $29.3 million used by investing activities in 2006 was primarily due to the net purchase of short-term investments of $27.5 million and purchases of equipment of $1.7 million.
     During 2007, financing activities used cash of $16.0 million, as compared to providing cash of $44.3 million in 2006. The use of cash by financing activities during 2007 was primarily due to the use of $16.8 million of cash to repurchase 2,502,247 shares of our common stock which was partially offset by $766,000 from the sale of common stock under our stock purchase plan and $130,000 from the exercise of stock options.
     During 2006, financing activities provided cash of $44.3 million, as compared to $4.9 million in 2005. During the second quarter of 2006, we generated $43.1 million in net proceeds from the sale of 300,000 shares of Series B preferred stock and a warrant to purchase 90,000 shares of Series B preferred stock to Oak. In addition to the proceeds received from Oak, during 2006 we received $751,000 from the sale of common stock under our stock purchase plan and $429,000 from the exercise of stock options.
     At December 31, 2007, we had a net unrealized gain of $6,000 related to $10.0 million of investments in seven debt securities. The increase in the value of these investments is primarily related to changes in interest rates. The investments all mature during 2008 or 2009 and we believe that we have the ability to hold these investments until the maturity date. Realized gains and losses were insignificant for the years ended December 31, 2007, 2006, and 2005. During 2007, we recorded a foreign currency translation loss of $12,000. There were no such losses in 2006.
     In order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. As a result of these challenges, we may increase our raw materials inventory and add more finished products to our key customers’ consignment stocks so that they will be better-positioned to meet their customers’ demand. These increases in raw materials and finished goods may significantly increase our working capital needs in the future.
     We believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. With the exception of operating leases discussed in the notes to the consolidated financial statements included in this report, we have not entered into any off-balance sheet financing arrangements and we have not established or invested in any variable interest entities. We have not guaranteed the debt or obligations of other entities or entered into options on non-

financial assets. The following table summarizes our future cash obligations for operating leases, capital leases and purchase obligations, excluding interest at December 31, 2007:

	Payments Due by Period
		Less Than 1			More Than 5
	Total	Year	1 – 3 Years	3-5 Years	Years
	(In thousands)
Contractual Obligations:
Capital lease obligations, including interest	$67	$24	$43	$—	$—
Operating lease obligations	2,094	833	1,261	—	—
Purchase obligations	5,536	5,536	—	—	—

Total	$7,697	$6,393	$1,304	$—	$—

     We have purchase obligations to certain suppliers. In some cases the products we purchase are unique and have provisions against cancellation of the order. At December 31, 2007, we had approximately $5.5 million of purchase obligations, which are due within the following 12 months.
Other Long-Term Liabilities
     At December 31, 2007 we had $77,000 of other long-term liabilities related to the deferred gain from a sale-leaseback transaction. We will recognize the remaining total deferred gain of $231,000 on a straight-line basis over the term of the lease, which expires in 2009. The following table summarizes the future recognition of the deferred gain:

Year Ending December 31,	Deferred Gain
(In thousands)
2008	$154
2009	77

Total	$231

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial position and results of operations.
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
     In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS No. 141R on our consolidated financial position and results of operations.

     In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact that the adoption of SFAS No. 160 will have on our future consolidated financial statements.
     The Emerging Issues Task Force issued EITF 07-3, “Accounting for Nonrefundable Advanced Payments for Goods and Services Received for Use in Future Research and Development Activities,” or EITF 07-3, to clarify diversity in practice on the presentation of advanced payments for goods or services used in future research and development activities. The Task Force concluded that nonrefundable advance payments for good or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related good are delivered or the related services are performed. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We are currently evaluating the potential impact that the adoption of EITF 07-3 will have on our future consolidated financial statements
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash primarily in investments with short maturities. As of December 31, 2007, our investments in our portfolio were classified as cash equivalents, short-term investments and long-term investments. The cash equivalents and short-term investments consisted primarily of commercial paper, corporate bond and notes and government securities. The long-term investments consisted of corporate notes and bonds. Since 90% of our investments consist of cash equivalents and short-term investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.
     Currently, all sales to international customers are denominated in United States dollars and, accordingly we are not exposed to foreign currency rate risks in connection with these sales. However, if the dollar were to strengthen relative to other currencies that could make our products less competitive in foreign markets and thereby lead to a decrease in revenues attributable to international customers.
     We currently pay a number of expenses related to our Thai personnel and office in Thai Bhat. During 2007, the total payments made in Thai Bhat were $751,000 and we recorded a related foreign currency transaction loss of $17,000.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Endwave Corporation
     We have audited the accompanying consolidated balance sheets of Endwave Corporation and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endwave Corporation and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 2 and Note 12 to the consolidated financial statements, on January 1, 2007 the Company changed its method of accounting for uncertain tax positions as a result of adopting Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” and as discussed in Note 2 and Note 8 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” applying the modified prospective method.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion thereon.
/s/  Burr, Pilger & Mayer LLP
San Jose, California
March 10, 2008

ENDWAVE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,992	$26,176
Short-term investments	5,464	41,411
Accounts receivable, net of allowance for doubtful accounts of $67 in 2007 and $131 in 2006	9,362	8,713
Inventories	12,434	17,127
Other current assets	1,168	640

Total current assets	67,420	94,067
Long-term investments	4,501	—
Property and equipment, net	2,999	2,024
Other assets	212	110
Restricted cash	25	261
Goodwill and intangible assets, net	7,432	4,191

Total assets	$82,589	$100,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,422	$4,280
Accrued warranty	2,712	2,928
Accrued compensation	2,240	2,652
Other current liabilities	2,251	1,164

Total current liabilities	10,625	11,024
Other long-term liabilities	116	231

Total liabilities	10,741	11,255

Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 300,000 shares issued and outstanding in 2007 and 2006, respectively	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,174,622 and 11,556,946 shares issued and outstanding in 2007 and 2006, respectively	9	12
Additional paid-in capital	345,038	357,203
Treasury stock, at cost (39,150 shares in 2007 and 2006, respectively)	(79)	(79)
Accumulated other comprehensive loss	(6)	(25)
Accumulated deficit	(273,114)	(267,713)

Total stockholders’ equity	71,848	89,398

Total liabilities and stockholders’ equity	$82,589	$100,653

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share
	and per share data)
Revenues:
Product revenues ($0, $0, and $61 from affiliate, respectively)	$55,611	$60,956	$47,119
Development fees	865	1,270	1,616

Total revenues	56,476	62,226	48,735

Costs and expenses:
Cost of product revenues ($0, $0 and $39 related to revenues from affiliate, respectively)*	41,216	43,771	33,134
Cost of product revenues, amortization of intangible assets	548	449	452
Research and development*	10,707	8,856	6,488
Selling, general and administrative*	12,463	12,689	9,327
Transaction costs	—	200	851
Amortization of intangible assets	531	156	179
Restructuring charges, net	—	—	(46)

Total costs and expenses	65,465	66,121	50,385

Loss from operations	(8,989)	(3,895)	(1,650)
Interest and other income, net	3,590	2,648	776
Interest expense	—	—	—

Loss before provision for income taxes	(5,399)	(1,247)	(874)
Provision for income taxes	2	97	—

Net loss	$(5,401)	$(1,344)	$(874)

Basic and diluted net loss per share	$(0.47)	$(0.12)	$(0.08)

Shares used in computing basic and diluted net loss per share	11,563,716	11,429,860	10,891,431

*	Includes the following amounts related to stock-based compensation:

Cost of product revenues	$661	$435	$—
Research and development	845	540	—
Selling, general and administrative	2,608	2,337	—
The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

							Accumulated
			Shares of		Additional		Other
	Shares of	Preferred	Common	Common	Paid-In	Treasury	Comprehensive	Accumulated
	Preferred Stock	Stock	Stock	Stock	Capital	Stock	Income (Loss)	Deficit	Total
Balance as of December 31, 2004	—	—	10,499,944	$10	$304,658	$(79)	$(30)	$(265,495)	$39,064
Change in unrealized loss on short-term investments	—	—	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	—	—	(874)	(874)

Comprehensive loss	—	—	—	—	—	—	—	—	(907)

Exercise of stock options	—	—	793,444	1	4,339	—	—	—	4,340
Issuance of common stock under employee stock purchase plan and other	—	—	65,428	—	586	—	—	—	586

Balance as of December 31, 2005	—	—	11,358,816	11	309,583	(79)	(63)	(266,369)	43,083
Change in unrealized gain on short-term investments	—	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	—	(1,344)	(1,344)

Comprehensive loss	—	—	—	—	—	—	—	—	(1,306)
Exercise of stock options	—	—	120,395	1	428	—	—	—	429
Issuance of common stock under employee stock purchase plan	—	—	77,735	—	751	—	—	—	751
Stock-based compensation	—	—	—	—	3,321	—	—	—	3,321
Tax benefit from employee stock transactions	—	—	—	—	13	—	—	—	13
Issuance of preferred stock and warrant, net of issuance of $1,927	300,000	—	—	—	43,107	—	—	—	43,107

Balance as of December 31, 2006	300,000	—	11,556,946	12	357,203	(79)	(25)	(267,713)	89,398
Change in unrealized gain on short-term investments	—	—	—	—	—	—	31	—	31
Foreign currency translation adjustment	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	(5,401)	(5,401)

Comprehensive loss	—	—	—	—	—	—	—	—	(5,382)
Exercise of stock options	—	—	24,685	—	145	—	—	—	145

Repurchase and retirement of common stock	—	—	. (2,504,847)	(3)	(17,202)	—	—	—	(17,205)
Issuance of common stock under employee stock purchase plan	—	—	97,838	—	766	—	—	—	766
Stock-based compensation	—	—	—	—	4,141	—	—	—	4,141

Issuance costs from the sale of preferred stock and warrants	—	—	—	—	(15)	—	—	—	(15)

Balance as of December 31, 2007	300,000	$—	9,174,622	$9	$345,038	$(79)	$(6)	$(273,114)	$71,848

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Operating activities:
Net loss	$(5,401)	$(1,344)	$(874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	970	858	1,465
Stock compensation expense	4,114	3,312	—
Restructuring charge, net	—	—	(46)
Tax benefit from employee stock transactions	—	13	—
Amortization of intangible assets	1,079	605	631
Amortization of investments	1	55	148
Loss (gain) on the sale of land and equipment	4	77	(159)
Changes in operating assets and liabilities:
Accounts receivable	67	1,774	(1,799)
Inventories	5,841	(3,670)	(5,582)
Other assets	(355)	(93)	(55)
Accounts payable	(939)	1,326	(633)
Accrued warranty	(374)	(329)	(1,231)
Accrued compensation, restructuring and other current and long term liabilities	(1,086)	192	1,099

Net cash provided by (used in) operating activities	3,921	2,776	(7,036)

Investing activities:
Cash paid in business combinations	(5,771)	—	(20)
Purchases of property and equipment	(1,092)	(1,650)	(416)
Proceeds on sale of property and equipment	11	12	30
Change in restricted cash	236	(236)	(25)
Purchases of investments	(57,756)	(36,319)	(14,528)
Proceeds on maturities of short-term investments	89,232	8,850	20,717

Net cash provided by (used in) investing activities	24,860	(29,343)	5,758

Financing activities:
Proceeds from the sale of Series B preferred stock and warrants, net of issuance costs	(15)	43,107	—
Common stock repurchased	(16,849)	—	—
Proceeds from exercises of stock options	145	429	4,340
Proceeds from issuance of common stock	766	751	586

Net cash provided by (used in) financing activities	(15,953)	44,287	4,926

Effect of foreign exchange rate changes on cash and cash equivalents	(12)	—	—

Net increase in cash and cash equivalents	12,816	17,720	3,648
Cash and cash equivalents at beginning of year	26,176	8,456	4,808

Cash and cash equivalents at end of year	$38,992	$26,176	$8,456

Supplemental disclosure of cash flow information:
Non-cash transactions:
Fixed assets acquired under capital lease	$66	$—	$—

Change in unrealized gain (loss) on investments	$31	$38	$(33)

Capitalized stock-based compensation	$27	$9	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  The Company
     Endwave Corporation and its wholly-owned subsidiaries, Endwave Defense Systems Incorporated and ALC Microwave, Inc. (together referred to as “Endwave” or the “Company”), design, manufacture and market radio frequency (“RF”) modules that enable the transmission, reception and processing of high frequency signals in telecommunication networks, defense electronics and homeland security systems. The Company’s RF modules are typically used in high-frequency applications and include:
•	integrated transceivers – combinations of electronic devices that combine both the transmit and receive functions necessary for a bi-directional radio link;

•	amplifiers — electronic devices used to increase the amplitude and power of an electronic signal;

•	synthesizers — electronic devices that can be used to generate several different radio frequency signals from a single source;

•	oscillators — electronic devices that generate radio frequency signals at a fixed frequency;

•	up and down converters — electronic devices that shift the center frequency of a radio signal without altering the signal’s data modulation;

•	frequency multipliers — electronic devices that increase the frequency of a radio signal in integer multiples; and

•	microwave switch arrays — electronic devices that can switch the routing of a radio signal.
2.  Summary of Significant Accounting Policies
Basis of Consolidation
     The accompanying consolidated financial statements of Endwave include the financial results of Endwave Defense Systems Incorporated (formerly JCA Technologies, Inc.) from the date of its purchase, July 21, 2004, and ALC Microwave, Inc. (“ALC”) from the date of its purchase, April 19, 2007, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
     The Company’s primary customers are telecom original equipment manufacturers (“OEM”) and defense electronics and homeland security systems integrators that integrate the Company’s products into their systems. The Company recognizes product revenues at the time title passes, which is generally upon product shipment or when withdrawn from a consignment location and when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. After title passes, there are no customer acceptance requirements or other remaining obligations and customers do not have a right of return. Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenues. The costs incurred under these development agreements are expensed as incurred and included in research and development expenses.

Warranty
     The warranty periods for the Company’s products are between twelve and thirty months from date of shipment. The Company provides for estimated warranty expense at the time of shipment. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.
     In November 2006, the Company entered into a memorandum of understanding with a customer releasing the Company from liability for all direct and indirect costs associated with degraded semiconductor components. In exchange for this release, the Company agreed to complete repairs on 700 units for the customer at no charge. Based on this agreement, the Company released net warranty reserves of $1.3 million associated with the direct and indirect costs of replacing degraded components. The amount is included in “warranties settled or reversed” in the 2006 column of the table below. This decrease in warranty reserves was offset by an increase to the Company’s general warranty reserve due to an increased return rate on the Company’s products during the year. The increase in return rate led to an increase in warranty reserves of $1.4 million and is included in “warranties accrued” in the 2006 column of the table below.
     Changes in the Company’s accrued warranty during the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)
Balance at January 1	$2,928	$3,257
Warranties accrued	816	2,150
Warranties settled or reversed	(1,032)	(2,479)

Balance at December 31	$2,712	$2,928

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
Cash Equivalents and Short-Term Investments
     The Company invests its excess cash primarily in highly liquid investment grade commercial paper and money market accounts with four United States banks. The Company’s deposits are generally in excess of federally insured amounts.
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
Restricted Cash
     At December 31, 2007, the Company had a $25,000 certificate of deposit that secured a letter of credit in connection with the Company’s building lease in Andover, Massachusetts. The $25,000 certificate of deposit will be maintained by the Company for the term of the lease.

     At December 31, 2006, the Company had $261,000 in restricted cash which secured two certificates of deposit held by a financial institution as collateral for two letters of credit in connection with two of the Company’s leases. As noted above, the $25,000 certificate of deposit secures a letter of credit in connection with the Company’s building lease in Andover, Massachusetts. A $236,000 certificate of deposit secured a letter of credit in connection with the Company’s building lease in San Jose, California. The $236,000 certificate of deposit was released in 2007 because the Company met certain revenue targets in accordance with the lease agreement.
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
Property and Equipment
     Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets, ranging from three to seven years. Leasehold improvements and assets acquired under capital lease are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Repairs and maintenance costs are charged to expense as incurred.

Depreciable
Life
Software	3 years
Leasehold improvements	2 to 5 years
Machinery and equipment	5 to 7 years
Goodwill and Intangible Assets
     Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of developed technology, tradenames, customer relationships, customer backlogs and a non-compete agreement. Identifiable intangible assets are being amortized using the straight-line method over the estimated useful lives ranging from six months to six years. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, the Company evaluates goodwill and intangible assets with indefinite lives for impairment at least annually, in the third quarter, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable.
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
     The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The impact on adoption of FIN 48 is more fully described in Note 12, “Income Taxes.”
Restructuring Charges
     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs associated with Exit or Disposal Activities”, or SFAS No. 146. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for an exit cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 prospectively as of January 1, 2003, and the adoption did not have a material impact on the Company’s operating results.
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

Concentration of Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments, long-term investments and trade receivables.
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
     Revenue from two major customers accounted for 74% of total revenue in 2007. As of December 31, 2007, two customers accounted for 56% and 13%, respectively, of the Company’s accounts receivable. Three major customers accounted for 79% of total revenue in 2006. As of December 31, 2006, three customers accounted for 28%, 27%, and 24%, respectively, of the Company’s accounts receivable. Three major customers accounted for 73% of total revenue in 2005.
     In 2007, 2006, and 2005, 82%, 84% and 82%, respectively, of the Company’s total revenues were derived from sales invoiced and shipped to customers outside the United States.
     The Company designs custom semiconductor devices. However, the Company does not own or operate a semiconductor fabrication facility (a “foundry”) and depends upon a limited number of third parties to produce these components. The Company’s use of various third-party foundries gives it the flexibility to use the process technology that is best suited for each application and eliminates the need for the Company to invest in and maintain its own foundry. The loss of the Company’s relationship with or access to the foundries it currently uses, and any resulting delay or reduction in the supply of semiconductors to the Company, would severely impact the Company’s ability to fulfill customer orders and could damage its relationships with its customers.
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
Fair Value of Financial Instruments
     The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. The fair value for the Company’s investments in marketable debt securities is estimated based on quoted market prices. Based upon borrowing rates currently available to the Company for capital leases with similar terms, the carrying value of its capital lease obligations approximates fair value.

     The following estimated fair value amounts have been determined using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
United States government agency	$1,496	$4	$—	$1,500
Corporate securities	8,463	8	(6)	8,465

Total	$9,959	$12	$(6)	$9,965

Cash equivalents:
Commercial paper	$7,195	$—	$—	$7,195

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Short-term investments:
United States government agencies	$2,000	$—	$(11)	$1,989
Corporate securities	3,871	—	(9)	3,862
Obligations of states and political subdivisions	29,750	—	—	29,750
Commercial paper	5,815	—	(5)	$5,810

Total	$41,436	$—	$(25)	$41,411

Cash equivalents:
Commercial paper	$21,799	$—	$—	$21,799
     At December 31, 2007, the Company had $5.5 million of short-term investments with maturities of less than one year and $4.5 million of long-term investments with maturities of one to two years.
     At December 31, 2007, the Company had unrealized gains of $12,000 related to $3.0 million of investments in debt securities and unrealized losses of $6,000 related to $7.0 million of investments in debt securities. These securities were in an unrealized loss position for a period of less than one year. The investments mature through 2009 and the Company believes that it has the ability to hold these investments until the maturity date. Realized gains and losses were insignificant for the years ended December 31, 2007, 2006, and 2005.
     At December 31, 2007 the Company had $27.0 million invested in a money market fund with a single institutional investment firm.
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
Foreign Currency Transactions
     The U.S. dollar is the functional currency for the Company’s foreign operations. In consolidation, monetary assets and liabilities denominated in non-U.S. currencies, such as cash, receivables and payables, have been remeasured to the U.S. dollar using the current exchange rate. Non-monetary assets and liabilities and capital accounts denominated in non-

U.S. currencies have been remeasured to the U.S. dollar using the historical exchange rate. Revenue and expense items relating to monetary assets denominated in non-U.S. currencies have been remeasured to the U.S. dollar using the average exchange rate for the period. Gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are accumulated as a separate component of stockholders’ equity. All other gains and losses resulting from foreign currency translation and transactions denominated in currencies other than the U.S. dollar are included in operations and have been immaterial for all periods presented.
Comprehensive Income (Loss)
     Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its available-for-sale securities and gains and losses resulting from foreign exchange translations represent the only components of comprehensive income (loss) excluded from the reported net loss and are displayed in the statements of stockholders’ equity.
     The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2007	2006
Accumulated other comprehensive loss
Foreign currency translation adjustments	$(12)	$—
Unrealized gain (loss) on investments	6	(25)

Total	$(6)	$(25)

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
     The Company’s currently-outstanding 300,000 preferred shares were convertible into 3,000,000 shares of common stock as of December 31, 2007. Additionally, as of December 31, 2007 the Company had a warrant outstanding that granted the holder the right to purchase 90,000 shares of Series B preferred stock, which were convertible into 900,000 shares of common stock.
     As the Company incurred net losses for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods presented. Shares associated with common stock issuable upon the conversion of the preferred shares or the exercise of the outstanding warrants were not included in the calculation of diluted net income per share, as the effect would be anti-dilutive. Potential dilutive common shares of 2,465,436 in 2007, 1,732,669 in 2006, and 1,292,877 in 2005 from the assumed exercise of stock options were not included in the net loss per, share calculations as their inclusion would have been anti-dilutive.
     During December 2007, the Company repurchased and retired 2,502,247 shares of its common stock, reducing the number of outstanding shares of common stock. This did not have a significant impact on the weighted average number of common shares calculated for use in the earnings per share calculation for 2007.
Advertising Costs
     The Company expenses all advertising costs as incurred and the amounts were not material for all periods presented.

Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.
     In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141R on its consolidated financial position and results of operations.
     In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 160 will have its future consolidated financial statements.
     The Emerging Issues Task Force issued EITF 07-3, “Accounting for Nonrefundable Advanced Payments for Goods and Services Received for Use in Future Research and Development Activities,” or EITF 07-3, to clarify diversity in practice on the presentation of advanced payments for goods or services used in future research and development activities. The Task Force concluded that nonrefundable advance payments for good or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related good are delivered or the related services are performed. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the potential impact that the adoption of EITF 07-3 will have on its future consolidated financial statements
3.  Goodwill and Other Intangible Assets
Goodwill
     At December 31, 2007, the Company had goodwill of $3.0 million, $1.6 million associated with its purchase of JCA Technology, Inc. (“JCA”) in July of 2004 and $1.4 million associated with its purchase of ALC in April of 2007. The Company conducted its 2007 annual goodwill impairment analysis of the JCA and ALC related goodwill in the third quarter of 2007 and no goodwill impairment was indicated.

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
     In July 2004, as part of the JCA acquisition, the Company acquired $4.2 million of identifiable intangible assets, including $2.3 million for developed technology, $1.1 million for the tradename, $780,000 for customer relationships and $140,000 for customer backlog. The JCA intangible assets are subject to amortization and have approximate estimated useful lives as follows: developed technology — five years, customer backlog — six months and customer relationships — five years.
     The components of intangible assets are as follows (in thousands):

	December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$3,130	$(1,636)	$1,494
Tradename	1,290	(27)	1,263
Customer relationships	1,680	(633)	1,047
Customer backlog	700	(327)	373
Non-compete agreement	370	(61)	309

Total intangible assets	$7,170	$(2,684)	$4,486

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$2,250	$(1,088)	$1,162
Tradename	1,060	—	1,060
Customer relationships	780	(377)	403
Customer backlog	140	(140)	—

Intangible assets	$4,230	$(1,605)	$2,625

     The amortization of developed technology is a charge to cost of product revenues and was $548,000, $449,000 and $452,000 in 2007, 2006 and 2005, respectively. Amortization of all other intangible assets is a charge to operating expenses and was $531,000, $156,000 and $179,000 in 2007, 2006 and 2005, respectively.
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
     The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31,
2008	$1,314
2009	874
2010	428
2011	366
Thereafter	444

Total	$3,426

4. Inventories
     Inventories are comprised of the following at December 31 (in thousands):

	2007	2006
Raw materials	$9,630	$10,174
Work in process	1,365	1,829
Finished goods	1,439	5,124

Total	$12,434	$17,127

5. Property and Equipment
     Property and equipment consist of the following at December 31 (in thousands):

	2007	2006
Machinery and equipment	$13,048	$11,773
Software	941	702
Leasehold improvements	522	350

	14,511	12,825
Less accumulated depreciation	(11,512)	(10,801)

Property and equipment, net	$2,999	$2,024

     During the third quarter of 2006, the Company moved its corporate headquarters to San Jose, California. As part of the move the Company capitalized $326,000 of leasehold improvements that will be depreciated over the remaining life of the lease ending in 2011. The Company also recognized a loss of $77,000 for the retirement of fixed assets related to its previous corporate headquarters.
     During the second quarter of 2004, the Company finalized the sale of its land and buildings located in Diamond Springs, California. The Company received $4.3 million for the land and buildings, net of related closing costs and legal fees. The net book value of the property on the date of sale was $3.5 million. At the time of the closing, the Company entered into a five-year operating lease with the new owner for one of the buildings. As a result of the sale-leaseback transaction, the Company will recognize a gain of $770,000 on a straight-line basis over the term of the lease, which expires in 2009. Deferred gain recognized on the sale-leaseback was approximately $154,000, $154,000 and $153,000 for the years ended December 31, 2007, 2006 and 2005 respectively. At December 31, 2007, the remaining deferred gain is $231,000 and is included in other current ($154,000) and long-term liabilities ($77,000) on the consolidated balance sheet.
     At December 31, 2007, the Company had $66,000 of capital leased equipment with an accumulated depreciation of $13,000 which is included in machinery and equipment.
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

7. Segment Disclosures
     The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s total revenues by billing location for the years ended December 31 were as follows (in thousands):

	2007		2006		2005
United States	$10,387	18.4%	$9,812	15.8%	$8,917	18.3%
Finland	29,573	52.4%	26,332	42.3%	23,717	48.8%
Italy	4,091	7.2%	14,074	22.6%	7,754	15.9%
Norway	3,793	6.7%	7,777	12.5%	3,762	7.7%
Rest of the world	8,632	15.3%	4,231	6.8%	4,585	9.3%

Total	$56,476	100.0%	$62,226	100.0%	$48,735	100.0%

     For the year ended December 31, 2007, Nokia Siemens Networks (including Nokia and Siemens AG revenues for 2007 prior to their merger) and Nera accounted for 60% and 14% of total revenues, respectively. For the year ended December 31, 2006, Nokia, Siemens AG and Nera accounted for 42%, 23% and 14% of total revenues, respectively. For the year ended December 31, 2005, Nokia, Siemens AG and Nera accounted for 47%, 16% and 10% of total revenues, respectively.
     Substantially all long-lived assets are located in the United States of America.
8. Stock-Based Compensation
Prior to the Adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”
     The pro-forma information for the year ended December 31, 2005 was as follows (in thousands except per share data):

2005
Net loss, as reported	$(874)
Add: Stock-based employee compensation expense included in reported net loss	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock option awards and employee stock purchase rights	(7,969)

Net loss, pro forma	$(8,843)

Basic and diluted net loss per share, as reported	$(0.08)
Basic and diluted net loss per share, pro forma	$(0.81)
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
Impact of the Adoption of SFAS No. 123(R)
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123(R). The effect of recording stock-based compensation for the years ended December 31 were as follows (in thousands, except per share data):

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Stock-based compensation expense by type of award:
Employee stock options	$3,653	$2,900
Employee stock purchase plan	488	421
Amounts capitalized as inventory	(27)	(9)

Total stock-based compensation	4,114	3,312
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$4,114	$3,312

Impact on basic and diluted net loss per share	$(0.36)	$(0.29)

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
     During the years ended December 31, 2007 and 2006, the Company granted options to purchase 796,150 and 608,300 shares of its common stock with an estimated total grant date fair value of $5.0 million and $4.0 million, respectively. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $1.5 million and $1.1 million, respectively.
     As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options of $2.4 million and will be recognized over an estimated weighted average amortization period of 1.3 years. As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to the stock purchase plan was $484,000 and will be recognized over an estimated weighted average amortization period of 0.8 years.
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
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the graded-vesting method with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Stock Option Plans
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	70%	79%	78%
Risk free interest rate	3.88% - 4.80%	4.52% - 5.45%	4.04%
Expected life of options in years	4 years	5 years	5 years
     The fair value of shares under the employee stock purchase plan is estimated using the Black-Scholes valuation model and the graded-vesting method with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Employee Stock Purchase Plan
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	51%	51%	72%
Risk free interest rate	3.97% - 4.67%	4.74% - 5.15%	3.58%
Expected life of options in years	1.2 years	1.3 years	0.5 years
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
     The weighted average grant date fair value for options granted during 2007, 2006 and 2005 was $6.34, $6.53, and $13.05, per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $152,000, $1.1 million, and $19.9 million, respectively.
     The weighted average grant date fair value of purchase rights granted under the employee stock purchase plan during the year was $2.53, $5.16, and $7.62 for 2007, 2006, and 2005, respectively.
9. Stockholders’ Equity
Preferred Stock and Warrant Purchase Agreement
     The Company had 5,000,000 shares of convertible preferred stock authorized as of December 31, 2007 and 2006.
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
     The Company received gross proceeds of $45.0 million from the sale of the Series B preferred stock and the Warrant and net proceeds of $43.1 million after the payment of legal fees and other expenses, including commissions to Needham & Co., the

Company’s sole placement agent and financial advisor for the private placement. The Series B preferred stock and the Warrant were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
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
     The analysis allocated the aggregate equity value to the various securities in the Company’s capital structure in accordance with each security’s rights and privileges. The Black-Scholes valuation model is a widely accepted formula used to estimate the value of options based on variables including the time to expiration, volatility and prevailing risk-free interest rate. The analysis used the Black-Scholes valuation model and included the following variables: 3 years for the time to expiration, 55% volatility, 0% dividend rate and 4.97% risk-free interest rate. Through this analysis, the estimated aggregate value of the Series B preferred stock and the Warrant on a marketable, minority interest basis was $40.7 million and $4.3 million, respectively, for an effective conversion price of the Series B preferred stock of $13.57 per common share.
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
     The Series B preferred stock ranks senior and prior to the Company’s common stock and all other classes or series of capital stock with respect to the payment of any dividends, conversion rights and any payment upon liquidation or redemption. When and if the Company declares a dividend with respect to common stock, the holders of the Series B preferred stock shall be entitled to the amount of dividends per share in the same form as such common stock dividends that would be payable. The Series B preferred stock is non-cumulative with respect to dividends. Upon any liquidation, certain mergers, reorganizations and/or consolidations of the Company into or with another corporation or any transaction or series of related transactions in which a person, entity or group acquires 50% or more of the combined voting power of the Company’s then outstanding securities (approved by the Company’s Board of Directors), the holders are entitled to receive prior and in preference to any distribution to holders of the Company’s common stock or any other class or series of stock subordinate in liquidation preference to the Series B preferred stock, the amount invested plus all accumulated or accrued and unpaid dividends thereon. The holders of the Series B preferred stock are entitled to vote on all matters submitted to a vote of the holders of the Company’s common stock on an as if converted to common stock basis. So long as at least 150,000 shares of Series B preferred stock are outstanding, the holders of Series B preferred stock, voting separately as a series, shall be entitled to elect one member of the Company’s Board of Directors. Additionally, the purchase agreement specified that the Company was to file a registration statement to register the shares by March 16, 2007. The Company filed this registration statement on March 14, 2007.
Common Stock
     On December 21, 2007, the Company, Wood River Partners, L.P. and Wood River Partners Offshore, Ltd. (the “Wood River Funds”) and the court-appointed receiver (the “Receiver”) for the Wood River Funds, Wood River Capital Management, L.L.C. and Wood River Associates, L.L.C. (together with the Wood River Funds, the “Wood River Entities”) entered into the stock purchase agreement (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, on December 24, 2007 the Company repurchased 2,502,247 shares of its common stock held by the Wood River Funds (the “Stock Repurchase”). The remaining 1,600,000 shares of the Company’s common stock owned by the Wood River Funds were sold to certain institutional investors (the “Investors”). The price paid by Endwave and the Investors was $6.83 per share in cash. On the date of repurchase, Endwave common stock traded at a high of $6.97 and a low of $6.66.
     Upon the consummation of the Stock Repurchase, (a) the Wood River Entities reimbursed the Company $300,000 for professional expenses incurred by the Company, (b) the Registration Rights Agreement, dated as of May 23, 2007, between the Company and the Receiver terminated, and (c) certain mutual releases of claims between the Company and the Receiver became effective. Including the $300,000 reimbursement from the Wood River Entities, the Company incurred net expenses of $115,000 related to financial advisory fees, legal fees and other expenses. The total price paid by the Company for the repurchase of the shares including expenses was $17.2 million.

     At December 31, 2007, the Company had reserved 4,164,316 shares of common stock for issuance in connection with its stock option plans, 429,340 shares in connection with its employee stock purchase plan and 3,900,000 shares in connection with the conversion of the outstanding preferred stock and Warrant.
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
Employee Stock Purchase Plan
     In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan (“Purchase Plan”). All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the Purchase Plan. The price paid for the Company’s common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the Purchase Plan or the date of purchase. During 2007, there were 97,838 shares issued under the Purchase Plan at a weighted average price of $7.83 per share. During 2006, there were 77,735 shares issued under the Purchase Plan at a weighted average price of $9.67 per share. In 2005, there were 62,828 shares issued under the Purchase Plan at a weighted average price of $9.33 per share.
Stock Option Plans
     The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in September 1992, amended in April 1999, and terminated in March 2000 such that no further options could be granted thereunder; however, previously granted and unexercised options remain outstanding and governed by the terms of the 1992 Plan. The 1992 Plan provides for the issuance of up to 3,088 shares of common stock to directors, employees and consultants upon the exercise of options outstanding under the 1992 Plan as of December 31, 2007.
     The Company’s 2000 Stock Option Plan (the “2000 Plan”) was adopted in March 2000, amended in July 2000, and in July 2007 was succeeded by the 2007 Equity Incentive Plan. All shares reserved for issuance under the 2000 Plan were carried over into the 2007 Plan.
     The Company’s 2007 Stock Option Plan (the “2007 Plan”) was adopted in July 2007 as the successor and continuation of the 2000 Plan and provides for the issuance of options to purchase common stock to directors, employees, and consultants. The 2007 Plan provides for annual reserve increases to the number of authorized shares beginning January 1, 2008 through January 1, 2012. Under the 2007 Plan, incentive stock options are granted under the plan at exercise prices not less than fair value and non-statutory stock options are granted at an exercise price not less than 85% of the fair value on the date of grant, as determined by the closing sales price of the Company’s common stock. Options granted under the 2007 Plan generally have a ten-year term. Options vest and become exercisable as specified in each individual’s option agreement, generally over a four-year period. Subject to approval by the Company’s board of directors, options may be exercised early; however, in such event the unvested shares are subject to a repurchase option by the Company upon termination of the individual’s employment or services. As of December 31, 2007, the 2007 Plan provides for the issuance of up to 2,465,436 shares of common stock to directors, employees and consultants upon the exercise of options outstanding.
     The Company’s 2000 Non-Employee Directors’ Stock Option Plan (“Director Plan”) was adopted in October 2000. The Director Plan provides for non-statutory stock option grants to non-employee directors. New non-employee directors receive an initial grant of 20,000 shares when an individual first becomes a non-employee director of the Company and each non-employee director receives an annual automatic grants of 6,000 shares (which will be reduced pro-rata if an individual did not serve as a director for the full year of the preceding fiscal year). Options granted under the plan to non-employee directors are granted at fair market value on the date of grant, provide for monthly vesting over a two-year period and have a ten-year term. The Company granted options to purchase 0, 44,000, and 42,500 shares of the Company’s common stock under the Director Plan during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the total number of shares authorized for this plan is 100,265. During 2007, the Company granted options to non-employee directors to purchase 30,000 shares of the Company’s common stock under the 2007 Plan.
     The Company’s equity incentive program is a broad-based, long-term retention program designed to align stockholder and employee interests. Upon exercise of stock options, the Company issues shares from the shares reserved under the Company’s stock option plans.
     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2004	1,588,360	$6.55
Options granted	561,650	23.21
Options exercised	(793,444)	5.47
Options cancelled	(63,689)	12.18

Outstanding at December 31, 2005	1,292,877	14.19
Options granted	608,300	10.25
Options exercised	(120,395)	3.55
Options cancelled	(48,113)	12.63

Outstanding at December 31, 2006	1,732,669	13.59

Options granted	796,150	12.10
Options exercised	(24,685)	5.88
Options cancelled	(38,698)	13.46

Outstanding at December 31, 2007	2,465,436	$13.19	7.77	$948,659

Options vested and exercisable and expected to be exercisable at December 31, 2007	2,262,266	$13.33	7.67	$948,612

Options vested and exercisable at December 31, 2007	1,368,825	$14.53	7.08	$946,984
     At December 31, 2007, the Company had 1,698,880 options available for grant under its stock option plans. For the year ended December 31, 2007, zero options expired.

     The following table summarizes information concerning outstanding and exercisable options:

				Options Vested and Exercisable
Options Outstanding at December 31, 2007				At December 31, 2007
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$0.76 - $9.32	337,110	$5.30	6.68	233,653	$3.68
$9.56 - $9.75	34,332	$9.64	7.75	18,773	$9.69
$9.77 - $9.77	360,077	$9.77	8.10	154,878	$9.77
$9.90 - $10.20	321,627	$10.04	8.05	136,109	$10.14
$10.22 - $11.58	251,381	$10.38	6.65	207,528	$10.40
$11.75 - $12.90	161,937	$12.45	7.82	74,995	$12.47
$13.23 - $13.23	521,329	$13.23	9.12	102,603	$13.23
$15.14 - $21.47	308,293	$19.65	7.18	270,936	$20.06
$24.00 - $45.80	159,350	$34.58	7.56	159,350	$34.58
$56.00 - $56.00	10,000	$56.00	2.57	10,000	$56.00

	2,465,436	$13.19	7.77	1,368,825	$14.53

     At December 31, 2006 and 2005, options to purchase 874,019 and 568,584 shares of common stock were exercisable at weighted average exercise prices of $16.62 and $20.54 per share, respectively.
10. Commitments and Contingencies
Commitments
     The Company leases its office, manufacturing and design facilities in San Jose, California, Diamond Springs, California, El Dorado Hills, California, Chiang Mai, Thailand and Andover, Massachusetts under non-cancelable lease agreements, which expire in various periods through August 2011. Rent expense under the operating leases was approximately $963,000, $730,000, and $619,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
     During the third quarter of 2006, the Company moved its corporate headquarters to San Jose, California.
     Future annual minimum lease payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2007 are as follows (in thousands):

Years Ending December 31,
2008	$833
2009	584
2010	409
2011	268

Total	$2,094

     During 2007, the Company entered an agreement to lease office equipment. Future annual minimum lease payments under non-cancelable capital leases with initial terms of one year or more as of December 31, 2007 are as follows (in thousands):

Years Ending December 31,
2008	$24
2009	24
2010	16
2011	3

67
Less amount representing interest	8

Present value of future minimum future lease payments	59
Less current portion	19

Long-term portion	$40

The amounts due under capital leases are included in other current and long-term liabilities on the consolidated balance sheet.
Purchase Obligations
     The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At December 31, 2007, the Company had approximately $5.5 million of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.
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
11. Related Party Transactions
     During December 2005, Northrop Grumman Corporation sold all remaining shares owned of the Company’s common stock and was at that time no longer considered a related party. The Company continues to maintain a supply agreement and a technology services agreement with Northrop Grumman Space Technology, Inc. (formerly known as Velocium), a wholly-owned subsidiary of Northrop Grumman Corporation. The Company recorded purchases under these agreements through the date of Northrop Grumman’s liquidation of the Company’s shares of $7.1 million for 2005.
     The Company also sells various products and services under purchase orders and agreements to Northrop Grumman Corporation and recognized revenues through the date of Northrop Grumman Corporation’s liquidation of the Company’s shares of $61,000 in 2005 and incurred costs related to these revenues of approximately $39,000.

12. Income Taxes
     Consolidated loss before provision for income taxes includes non-U.S. loss of approximately $768,000 for the year ended December 31, 2007. During 2006 and 2005, there was no non-U.S. income or loss. The Company recorded a current tax provision of $2,000 and $97,000 for the years ended December 31, 2007 and 2006. No current or deferred provision was provided in the year ended December 31, 2005 due to the Company’s tax loss position.

	Years Ended December 31,
	2007	2006	2005
Current tax expense:
Federal	$—	$90	$—
State	2	7	—

	$2	$97	$—

Deferred tax benefit:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

     At December 31, 2007 the Company had $242,000 classified in other current assets related to a receivable for an adjustment to taxes paid to the federal government associated with ALC.
     As of December 31, 2007, the Company had a federal net operating loss carryforward of approximately $214.6 million. The Company also had federal research and development tax credit carryforwards of approximately $2.2 million. These net operating loss and credit carryforwards are currently expiring and will continue to do so through 2027, if not utilized.
     As of December 31, 2007, the Company had a state net operating loss carryforward of approximately $91.4 million. The net operating losses will begin expiring in 2009, if not utilized. The Company also has state research and development tax credit carryforwards and miscellaneous credit carryforwards of approximately $2.9 million. The credits will carryforward indefinitely, if not utilized.
     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
     Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company’s net deferred tax assets and liabilities for federal and state income taxes are as follows at December 31 (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$70,800	$69,600
Net research credit	1,800	3,200
Capitalized research and development	—	200
Other	6,800	6,300

Total deferred tax assets	79,400	79,300
Valuation allowance for deferred tax Assets	(78,600)	(78,200)

Deferred tax assets	800	1,100
Deferred tax liabilities:
Intangible assets	(800)	(1,100)

Net deferred tax assets (liabilities)	$—	$—

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $400,000, $1.2 million and $6.3 million during 2007, 2006 and 2005, respectively.

     The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS No. 123(R), the benefit of these stock options will only be recorded to equity when they reduce cash taxes payable. As of December 31, 2007, the Company had federal and state net operating loss carryforwards being accounted for in this memo account of $22 million and $21 million, respectively.
     The Company’s provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to the loss before income taxes as follows:

	2007	2006	2005
Benefit from income taxes at statutory rate	$(1,883)	$(437)	$(306)
State taxes	2	7	—
Losses for which no benefit is taken	1,583	70	285
Alternative minimum tax	—	90	—
Non-deductible stock compensation	272	337	—
Other	28	30	21

Total	$2	$97	$—

     As discussed in Note 2, the Company adopted FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. As of the date of adoption, the Company recorded a $2.5 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31 2007, the Company had no accrued interest and/or penalties. The Company does not anticipate a significant change to it unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business. The unrecognized tax benefits at the end of December 31, 2007 are currently offset by a full valuation allowance.
     The Company files U.S and state income tax returns with varying statutes of limitations. The tax years from 1994 forward remain open to examination due to the Company’s inability to use net operating losses or tax credits.
     The following table summarizes the activity related to the Company’s unrecognized tax benefits:

2007 Total
(In thousands)
Balance at January 1	$2,544
Increases related to current year tax positions	73
Expiration of the statute of limitations for the assessment of taxes	—
Other	—

Balance at December 31	$2,617

13. 401(k) Plan
     Substantially all regular employees of the Company meeting certain service requirements are eligible to participate in the Company’s 401(k) employee retirement plan. Employee contributions are limited to the maximum amount allowed under the Internal Revenue Code. The Company may match contributions based upon a percentage of employee contributions up to a maximum of 4% of employee compensation. Company contributions under these plans were $233,000, $182,000 and $0 for 2007, 2006 and 2005, respectively.

14. Business Combinations
     On April 19, 2007, the Company purchased all of the outstanding shares of the capital stock of privately-held ALC, a provider of logarithmic amplifier subsystems to defense markets, for approximately $7.0 million. The total purchase price of $7.0 million consists of $6.8 million in cash paid or payable to holders of ALC capital stock and related options and $103,000 in direct transaction costs. The purchase price is payable in three installments. The first installment of $5.7 million was paid at closing. A second installment of $140,000 was paid on April 30, 2007 and the third installment of up to $1.0 million is to be paid on the first anniversary of the closing and is included in other current liabilities on the consolidated balance sheet. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.”
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
     The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of ALC are included in the accompanying consolidated statement of operations for all periods or partial periods subsequent to the acquisition date.
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
     The aggregate purchase price for the ALC acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired	$3,092
Liabilities assumed	(473)
Core/developed technology	880
Tradename	230
Customer relationships	900
Customer backlog	560
Non-compete agreement	370
Goodwill	1,380

Total purchase price	$6,939

     In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred taxes were not recorded at the time of the acquisition for the tax effect of the amortizable intangible assets because they are deductible.
Pro forma financial information
     The following table presents the unaudited pro forma financial information for the combined entity of Endwave and ALC for the years ended December 31, 2007, 2006 and 2005, as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts). ALC was acquired on April 19, 2007. ALC’s results of operations for the period from April 1, 2007 – April 18, 2007 are excluded as they are considered immaterial.

	Years Ended December 31,
	2007	2006	2005
Total revenues	$57,731	$67,750	$52,853
Net loss	(5,273)	(1,269)	(661)
Net loss per share — basic and diluted	(0.46)	(0.11)	(0.06)
     These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results that would have occurred if the Company and ALC had been a consolidated entity during all of 2007, 2006 or 2005.
15. Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2007:
Total revenues	$14,751	$13,539	$13,794	$14,392
Cost of product revenues	10,733	10,345	10,089	10,597
Net loss	(780)	(1,907)	(1,655)	(1,059)
Basic and diluted net loss per share	$(0.07)	$(0.16)	$(0.14)	$(0.09)
2006:
Total revenues	$13,746	$16,326	$18,836	$13,318
Cost of product revenues	10,109	11,545	12,928	9,638
Net income (loss)	(1,178)	(207)	911	(870)
Basic net income (loss) per share	$(0.10)	$(0.02)	$0.08	$(0.08)
Diluted net income (loss) per share	$(0.10)	$(0.02)	$0.06	$(0.08)
16. Subsequent Events
     On January 4, 2008 the Company filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission. The tender offer related to an offer by the Company to certain optionholders to exchange some or all of their outstanding stock option grants to purchase shares of the Company’s common stock granted under the Company’s 2007 Equity Incentive Plan with an exercise price per share greater than or equal to $21.47 for new option grants. The exchange offer was made to employees and directors of the Company who, as of the date the exchange offer commenced, were actively employed by or otherwise providing services to the Company and held eligible option grants. The exchange offer expired on February 6, 2008. A total of 331,950 stock options were eligible to participate in the exchange offer and a total of 327,921 options were exchanged. The exercise price of the new option grants was $6.59, the closing price of Endwave common stock on February 7, 2008.

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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of December 31, 2007, our internal control over financial reporting is effective.
     The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Burr, Pilger & Mayer LLP, an independent registered public accounting firm, as stated in their report appearing below.
Changes in Internal Controls Over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Endwave Corporation
     We have audited the internal control over financial reporting of Endwave Corporation and its subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Endwave Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endwave Corporation and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and the related financial statement schedule and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
March 10, 2008

Item 9B.  Other Information
Not applicable
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
     Our directors and executive officers, their ages as of February 8, 2008 and their positions with us, as well as certain biographical information of these individuals, are as follows:

Name	Age	Position
Edward A. Keible, Jr.	64	Chief Executive Officer, President and Director
John J. Mikulsky	62	Chief Operating Officer and Executive Vice President
Brett W. Wallace	43	Chief Financial Officer, Executive Vice President and Secretary

David M. Hall	59	Senior Vice President and General Manager, Defense and Security
Steven F. Layton	53	Senior Vice President and General Manager, Telecom
Daniel P. Teuthorn	44	Senior Vice President and General Manager, Technology
Edward C.V. Winn(1)(2)(3)	69	Chairman of the Board of Directors
Joseph J. Lazzara(1)(2)(3)	56	Director
John F. McGrath, Jr.(1)	43	Director
Wade Meyercord(2)(3)	67	Director
Eric Stonestrom(2)(3)	46	Director

(1)	Member of the Audit Committee

(2)	Member of the Nominating and Governance Committee

(3)	Member of the Compensation Committee
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

     David M. Hall serves as Senior Vice President and General Manager, Defense and Security, reporting to John Mikulsky, COO. Mr. Hall is a senior executive with over 30 years of experience in the high-technology sector. As President and CEO of Proto Engineering he reengineered a printed circuit board manufacturer into a profitable enterprise that he then sold. As co-founder of BridgeFront, LLC he was instrumental in assisting technology start-up companies to commercialize their technologies . Prior to Mr. Hall’s employment at Endwave, he held multiple responsibilities at Trimble Navigation including the handling of Mergers and Acquisitions and divestitures, corporate marketing, and the managing of four of Trimble’s seven operating divisions. Mr. Hall began his career at Raychem Corporation, serving for 21 years in a variety of management positions including sales, marketing, distribution management, product management and operations. He is past chairman of the American Electronics Association (AeA) International Committee, and member of the Executive Committee for the National Board of Director’s. He was also chairman of the AeA Bay Area Council. Mr. Hall holds a B.S. in Industrial Technology and an M.B.A with honors from California Polytechnic State University.
     Steven F. Layton serves as Senior Vice President and General Manager, Telecom, reporting to John Mikulsky, COO. Mr. Layton is responsible for the continued growth of Endwave’s telecommunications business. Prior to this new assignment, Mr. Layton served as Vice President of Sales for Endwave from 2003 to 2005. He joined Endwave in 1998 as Director of Sales with over 20 years of engineering sales experience in the microwave/millimeter wave telecommunications industry. Prior to Endwave, Mr. Layton was the Director of Sales for VertiCom, Inc. from 1995 to 1998 where he was responsible for establishing sales channels and launching products for the SatCOM and terrestrial communications markets. Mr. Layton holds a B.S. degree in engineering from the University of Hawaii and a B.S. degree in business from the University of Maryland. Mr. Layton is a graduate of the Stanford Executive Institute and Harvard General Management Program.
     Daniel P. Teuthorn serves as Senior Vice President and General Manager, Technology, reporting to John Mikulsky, COO. Mr. Teuthorn is responsible for setting the technology strategy and overall management of the Endwave product development and advanced device design teams. Since joining Endwave in 1994, Mr. Teuthorn has progressed in his responsibilities during his tenure at Endwave, holding Engineering Manager, Director of Engineering and Vice President of Engineering positions. Prior to Endwave, from 1989 to 1994 Mr. Teuthorn was the Engineering Manager responsible for the YIG oscillator product line at Ferretec, a division of Litton Solid State. Mr. Teuthorn began his career at Litton Solid State in the position of Microwave Engineer from 1986 to 1989. Mr. Teuthorn holds a B.S.E.E. from the University of California at Davis and M.S.E.E. from Santa Clara University.
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
     Joseph J. Lazzara has served as a director of Endwave since February 2004. Since September 2006, Mr. Lazzara has served as the Vice Chairman and as a director of Omron Scientific Technologies, Inc. (formerly known as Scientific Technologies, Inc., “STI”), a manufacturer and supplier of machine safeguarding products and automation sensors that was acquired by Omron Corporation in September 2006. Prior to the acquisition of STI by Omron, STI was publicly traded and Mr. Lazzara served as the President and Chief Executive Officer between June 1993 and September 2006, as the President since June 1989 and Treasurer and a director of since September, 1984. Previously, Mr. Lazzara served in various executive positions with Scientific Technology Incorporation, the parent company of STI and was employed by Hewlett-Packard Company, a global technology solutions provider, in Process and Engineering Management. Mr. Lazzara received a B.S. in Engineering from Purdue University and an M.B.A. from Santa Clara University. Mr. Lazzara also serves as a member of the Board of Directors of Automation Products Group, Inc., a privately held manufacturer of automation sensors, including level, pressure and ultrasonic sensors.

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
     We have a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control of our management. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the Class I directors to expire at our 2010 annual meeting of stockholders, the term of office of the Class II directors to expire at our 2008 annual meeting of stockholders and the term of office of the Class III directors to expire at our 2009 annual meeting of stockholders. Class I consists of Messrs. Lazzara and Stonestrom; Class II consists of Messrs. Meyercord and McGrath; and Class III consists of Messrs. Keible and Winn. Directors elected to succeed those directors whose terms expire will be elected to a three-year term of office. All directors hold office until the next annual meeting of stockholders in the year in which their terms expire and until their successors have been duly elected and qualified. Executive officers serve at the discretion of our Board of Directors. There are no family relationships between any of our officers and directors.
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
     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that one report, covering three transactions, was filed one day late by Wood River Capital Management, L.L.C. and it’s affiliates.

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
Audit Committee
     The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 to oversee our corporate accounting and financial reporting processes and audits of our financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of our independent registered public accounting firm; determines and approves the engagement of our independent registered public accounting firm; determines whether to retain or terminate our existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of our independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by law; confers with management and our independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm, including reviewing our disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Audit Committee is composed of three non-employee directors: Messrs. Lazzara, McGrath (Chairman) and Winn. The Audit Committee has adopted a written charter that is available to stockholders on our website at www.endwave.com.
     The Board of Directors annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). The Board of Directors has also determined that each of Messrs. McGrath and Winn qualifies as an "audit committee financial expert," as defined in applicable rules promulgated by the Securities and Exchange Commission, or the SEC. The Board made a qualitative assessment of each of Messrs. McGrath's and Winn's level of knowledge and experience based on a number of factors, including their respective formal education and experience as chief financial officers for public reporting companies.
Compensation Committee
     The Compensation Committee of our Board of Directors reviews and approves our overall compensation strategy and policies. The Compensation Committee reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management; reviews and approves the compensation and other terms of employment of our Chief Executive Officer; reviews and approves the compensation and other terms of employment of our other officers; and administers our stock option and purchase plans, pension and profit sharing plans, stock bonus plans, deferred compensation plans and other similar programs. The Compensation Committee is composed of four non-employee directors: Messrs. Lazzara, Meyercord (Chairman), Stonestrom and Winn. All current members of our Compensation Committee are independent within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards. The Compensation Committee has adopted a written charter that is available to stockholders on our website at www.endwave.com
     The responsibilities of the Compensation Committee, as stated in its charter, include the following:
•	developing compensation policies that will attract and retain the highest quality executives, that will clearly articulate the relationship of corporate performance to executive compensation and will reward executives for Endwave's progress;

•	proposing to the Board of Directors the adoption, amendment and termination of stock option plans, stock appreciation rights plans, pension and profit sharing plan, stock bonus plans, stock purchase plans, bonus plans, deferred compensation plans and other similar plans;

•	granting rights, participation and interests in such plans to eligible participants, subject in certain cases to ratification by the Board;

•	reviewing and approving such other compensation matters as may be necessary or appropriate in view of the Compensation Committee's overall responsibility; and

•	reviewing with management our Compensation Discussion and Analysis and considering whether to recommend that it be included in proxy statements and other filings
      Our Compensation Committee plays an integral role in setting executive officer compensation each year. In the first quarter of each year, our Compensation Committee holds a regular meeting in which our Chief Executive Officer and Chief Financial Officer review with the Compensation Committee Endwave's financial and business performance for the previous year and management's business outlook and operating plan for the current year. In reviewing the prior year's performance, the Compensation Committee compares our performance to the financial and operational goals set for such year and the bonus targets. In this meeting, the Chief Executive Officer also reviews with the Compensation Committee his assessment of the individual performance of each executive officer, including his own performance, according to a variety of qualitative performance criteria and salary and bonus trends. In addition, during the fourth quarter of each year, the Chairman of the Compensation Committee discusses with the full Board, recent data and current trends in equity ownership programs for comparable companies. Taking into account the information conveyed and discussed at these meetings and the recommendations of our Chief Executive Officer, the Compensation Committee then determines, subject in some cases to ratification by the full Board of Directors:
•	the amount of bonus to be awarded to each executive officer in respect of the prior year’s performance;

•	whether to raise, lower or maintain the executive officer’s base salary for the current year;

•	the bonus targets to be set for the executive officers for the current year; and

•	option grants, if any, to be awarded to each executive officer.
Nominating and Governance Committee
     The Nominating and Governance Committee of our Board of Directors is responsible for: identifying, reviewing and evaluating candidates to serve as members of our Board of Directors, consistent with criteria approved by our Board of Directors; reviewing and evaluating incumbent directors and recommending candidates for election to our Board of Directors; making recommendations to our Board of Directors regarding the membership of the committees of our Board of Directors; and assessing the performance of management and our Board of Directors. The Nominating and Governance Committee is composed of four non-employee directors: Messrs. Lazzara (Chairman), Meyercord, Stonestrom and Winn. All members of the Nominating and Governance Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the NASDAQ listing standards). The Nominating and Governance Committee has adopted a written charter that is available to stockholders on our website and www.endwave.com.
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
Endwave Corporation
Attention: Investor Relations
130 Baytech Drive
San Jose, CA 95134

Item 11.  Executive Compensation
COMPENSATION OF EXECUTIVE OFFICERS
COMPENSATION DISCUSSION AND ANALYSIS
Overview
     Our primary objectives with respect to executive compensation are to attract and retain the best possible executive talent, to link annual cash compensation and long-term stock-based compensation to achievement of measurable corporate goals and individual performance, and to align executives’ incentives with stockholder value creation. To achieve these objectives, we have implemented and maintain compensation plans that tie a substantial portion of executives’ overall compensation to our financial performance and common stock price. Overall, the total compensation opportunity is intended to create an executive compensation program that is competitive with comparably-sized companies, as it is these companies with whom we compete most vigorously for executive and technical talent. We refer to these companies in this compensation discussion and analysis as comparable companies.
Role of Compensation Committee and Chief Executive Officer
     Our Compensation Committee approves, administers and interprets our executive compensation and benefit policies and plans. Our Compensation Committee is appointed by our Board of Directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. Our Compensation Committee comprises Mr. Wade Meyercord, Mr. Joseph J. Lazzara, Mr. Eric D. Stonestrom and Mr. Edward C.V. Winn. Our Compensation Committee is chaired by Mr. Meyercord, President of Meyercord and Associates, a consulting firm specializing in executive compensation.
     Our Compensation Committee has primary responsibility for ensuring that our executive compensation and benefit program is consistent with our compensation philosophy and corporate governance guidelines and is responsible for determining the executive compensation packages offered to our executive officers. The responsibilities of the Compensation Committee, as stated in its charter, include the following:
•	Developing compensation policies that will attract and retain the highest quality executives, will clearly articulate the relationship of corporate performance to executive compensation and will reward executives for Endwave’s progress;

•	Proposing to the Board of Directors the adoption, amendment and termination of stock option plans, stock appreciation rights plans, pension and profit sharing plan, stock bonus plans, stock purchase plans, bonus plans, deferred compensation plans and other similar plans;

•	Granting rights, participation and interests in such plans to eligible participants, subject in certain cases to ratification by the Board of Directors; and

•	Reviewing and approving such other compensation matters as may be necessary or appropriate in view of the Compensation Committee’s overall responsibility.
     Our Compensation Committee plays an integral role in setting executive officer compensation each year. During the fourth quarter of each year, the Chairman of the Compensation Committee discusses with the full Board recent data and current trends in equity ownership programs for comparable companies. In the first quarter of the following year, our Compensation Committee holds a regular meeting in which our Chief Executive Officer and Chief Financial Officer review with the Compensation Committee Endwave’s financial and business performance for the prior year and management’s business outlook and operating plan for the current year. In reviewing the prior year’s performance, the Compensation Committee compares our performance to the financial and operational goals set for such year and the bonus targets set for such year. In this meeting, the Chief Executive Officer also reviews with the Compensation Committee his assessment of the individual performance of each executive officer, including his own performance, according to a variety of qualitative performance criteria and salary and bonus trends. Taking into account the information conveyed and discussed at these meetings and the recommendations of our Chief Executive Officer, the Compensation Committee then determines, subject in some cases to ratification by the full Board of Directors:
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
Comparable Company Comparisons
     Each year, the Compensation Committee reviews the executive compensation programs and amounts at comparable companies. Endwave’s total cash compensation packages, based on achievement of target bonuses at the 100% level, are designed to be at the median of total target cash compensation among comparable companies for median performance by comparable executives. Our equity compensation program is designed to provide a percentage ownership of Endwave that is comparable to the median percentage ownership among these comparable companies. However, the individual elements of our executive program (base salary, annual incentive compensation, equity compensation and benefits) may vary from group medians as the Compensation Committee or the Board of Directors deems appropriate.
     Since our initial public offering in 2000, the Compensation Committee has studied comparable companies to calibrate executive compensation. For this purpose, for 2007, the Compensation Committee looked at companies with more than $50 million but less than $200 million in annual revenues as described in the quarterly executive salary survey published by Radford Surveys + Consulting, a unit of Aon Consulting (“Radford”). We believe this survey is appropriate for benchmarking executive compensation because: the companies surveyed are similar in size, both in terms of revenues and market capitalization, to Endwave; Endwave competes with many of the surveyed companies for executive and technical talent; and companies in the indices are selected independently by Radford. We do not benchmark our executive compensation solely against companies in our industry because few of our competitors are close to our size. Most of our competitors are very large, diversified companies or very small, privately-held companies. Rather, we focus on the companies with whom we compete most vigorously for executive and technical talent.
Elements of Executive Compensation
     Our executive compensation consists of base salary, annual cash incentive, equity plan participation and customary broad-based employee benefits. Consistent with our pay for performance philosophy, the Compensation Committee believes that we can better motivate executive officers to enhance stockholder return if a relatively large portion of their compensation is “at risk”— that is, contingent upon the achievement of performance objectives and overall strong company performance. The mix of base salary, annual cash bonus opportunity based on achievement of objectives and anticipated long-term stock-based compensation incentive (in the form of appreciation in shares underlying stock options) varies depending on the officer’s position level, but is always heavily weighted toward annual bonus and long-term stock-based compensation, as we believe that best aligns our executive officers’ interests with that of our stockholders. The Compensation Committee believes that the compensation of executives who set the overall strategy for the business and have the greatest ability to execute that strategy should be largely performance-based. Consequently, at least 50% of the target cash compensation of our Chief Executive Officer, 37.5% of the target cash compensation of our Executive Vice Presidents and 25% of the target cash compensation of our Senior Vice Presidents is based on overall company performance. These percentages are derived from industry data provided by Radford.
     Base Salary: Base salaries for our executives are established based on the scope of their responsibilities, taking into account market compensation paid by comparable companies for equivalent positions. Base salaries are reviewed on an annual basis and any increases are similar in scope to our overall corporate salary increase. For comparison purposes, we have utilized compensation survey data from Radford. Our philosophy is to target executive base salaries near the median range of salaries for executives in equivalent positions at comparable companies. We believe targeting executive salaries at the median relative to comparable companies reflects our best efforts to ensure we are neither overpaying nor underpaying our executives.

     Annual Cash Incentive: Our executive cash incentive compensation plan provides for a cash bonus award, payable once per year, that is dependent, in part, upon attaining stated corporate objectives for the prior fiscal year. The goal of our executive cash incentive compensation plan is to reward executives in a manner that is commensurate with the level of achievement of certain financial and strategic goals that we believe, if attained, result in greater long-term shareholder value. The Compensation Committee approves these financial and strategic goals on an annual basis. These financial and strategic goals typically have a one-year time horizon. During 2007, the relevant performance goals were based on revenues, gross margin percentage, profit margin and asset utilization and these will continue to be the relevant performance metrics in 2008. The Compensation Committee and management use these factors because they are easy to measure and compare to comparable companies and because they are reflective of success and growth in our business and the creation of long-term stockholder value.
     For each performance factor, the Compensation Committee assigns four different percentage payout levels (in 2007, 0%, 10%, 25% or 35%), depending on Endwave’s financial performance. Therefore, the performance factor multiplier can range from 0% if Endwave does not attain any of its performance goals to 140% if Endwave achieves its highest targets on all four performance goals. This performance multiplier is then multiplied by the executive officer’s target (100% of base salary for our Chief Executive Officer, 75% of base salary for our Executive Vice Presidents and 50% for Senior Vice Presidents), deriving the maximum bonus awards achievable of 140% of base salary for our Chief Executive Officer, 105% of base salary for our Executive Vice Presidents and 70% of base salary for Senior Vice Presidents. An officer’s bonus may be increased or decreased in the discretion of the Compensation Committee, to take into account any factors the Compensation Committee deems relevant, such as superior or sub-par performance by a particular executive officer or to take into account particular factors affecting Endwave’s business for the year that distorted the Company’s financial performance.
     As discussed above, each executive officer’s annual cash incentive payment is dependent on the degree of achievement with regard to each performance goal and is subject to discretionary adjustment by the Compensation Committee. These performance goals are established so that target attainment is not assured and the attainment of payment for performance requires significant effort on the part of our executives. Our Compensation Committee establishes relevant performance metrics under the Executive Incentive Plan that it believes range from realistic to very difficult in terms of management’s ability to achieve the corresponding payout levels. Typically, the relevant performance metrics for the current year are based on significant improvement in performance over the prior year’s actual results. Based on Endwave’s financial performance and an analysis of each executive officer’s contributions in 2007, the Compensation Committee determined to pay no bonuses to our Chief Executive Officer, Executive Vice Presidents and Senior Vice Presidents.
     Stock Options: We believe that stock ownership is an important factor in aligning corporate and individual goals. Therefore, we utilize stock options to encourage long-term performance, with excellent corporate performance (as manifested in our common stock price) and extended officer tenure producing potentially significant value. Upon joining Endwave, executive officers receive an initial stock option grant. This grant is based on relevant industry comparisons including data from Radford and is intended to be commensurate with the experience level and scope of responsibilities of the incoming executive officer. In addition, all executive officers receive annual option grants. On an annual basis, the Compensation Committee reviews with the Board the percentage ownership of Endwave held by employees and compares that to the employee ownership of comparable companies. The Compensation Committee uses this metric because it is easy to measure and compare to comparable companies. Based on its review, the Compensation Committee approves an annual grant. For 2007, the aggregate annual grant to all employees was approximately 3% of fully-diluted shares.
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
     During 2007, the Compensation Committee decided to exchange certain fully-vested out-of-the-money options for new options with a four-year vesting period and an exercise price based on the prevailing per share price of our common stock. All Endwave employees including executive officers and non-executive directors were offered the opportunity to exchange options with exercise prices at or above $21.47 per share for these newly-issued options. The Compensation Committee took this action with the intent of aligning our employees’ interests with our stockholders’ interests and foster employee retention. Many of our employees held stock options with exercise prices that significantly exceeded the prevailing market price of our common stock. The Compensation Committee believed one of the reasons the exercise price of these stock options significantly exceeded our current stock price is that these stock options were issued when the undisclosed accumulation of shares by Wood River Capital Management, L.L.C. and certain of its affiliates resulted in a significant increase in our stock price. Believing that these options no longer provided the long-term incentive and retention objectives that they were intended to provide, the exchange offer addressed this situation by providing employees with an opportunity to exchange eligible option grants for new option grants. This exchange offer was completed on February 6, 2008.
     Other Benefits: Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life, disability, and accidental death and dismemberment insurance, our 401(k) plan and our Employee Stock Purchase Plan (“ESPP”). During 2007, we made group life insurance payments as reflected in the Summary Compensation Table below. We do not maintain any pension plan, retirement benefit or deferred compensation arrangements other than our 401(k) plan. Endwave currently has a program applicable to all of its 401(k) plan participants under which it matches 50% of employee contributions up to a maximum of 4% of base salary.
Chief Executive Officer Compensation
     In general, the factors utilized in determining Mr. Keible’s compensation were similar to those applied to the other executive officers in the manner described in the preceding paragraphs. A significant percentage of his potential compensation was, and continues to be, subject to consistent, positive, long-term company performance. Based on a review of the above mix of factors, for 2007, the Compensation Committee granted to Mr. Keible compensation as detailed in the Summary Compensation Table below. Based on these figures, over 70% of Mr. Keible’s total compensation (measured according to the Summary Compensation Table and reflecting the Estimated Possible Target Payout as discussed in the Grants of Plan-Based Awards Table) was based on variable components such as performance-based cash bonus and stock options.
Employment, Severance and Change in Control Agreements
     We believe that the retention of our executive officers is critical to our business. Given the competitive nature of the technology industry, the demand for experienced executives is high. Moreover, the level of involuntary terminations of executives in the technology industry is high. In order to encourage our key employees to remain with Endwave, our board of directors has established and maintains our Executive Officer Severance and Retention Plan. Our Chief Executive Officer, Executive Vice Presidents and Senior Vice Presidents participate in the Executive Officer and Retention Plan.
     Executive Officer Severance and Retention Plan Assuming No Change of Control: Under the Executive Officer Severance and Retention Plan, if a participating executive officer is terminated without cause, or resigns for certain specified reasons constituting constructive termination, the executive officer will receive (i) salary and benefits continuation based on the executive officer’s position and length of service with us and (ii) acceleration of vesting on the unvested portion of some of the executive officer’s stock options, based on the officer’s position and length of service with us. In the case of the Chief Executive Officer, the salary and benefits continuation period will be equal to the greater of two months for every year of service to us, or a total of 12 months, if the termination of employment does not occur in connection with, or within six months after, a change in control transaction. In the case of an Executive Vice President, the salary and benefits continuation will be equal to the greater of 1.5 months for every year of service to us, or a total of nine months, if the termination of employment does not occur in connection with, or within six months after, a change in control transaction. The Executive Officer Severance and Retention Plan does not provide for any benefits for Senior Vice Presidents in the absence of a change of control.

Potential 2007 Severance and Retention Benefits assuming no Change of Control
     The following table shows the potential payout to our Chief Executive Officer and Executive Vice Presidents assuming termination does not occur in connection with, or within six months after, a change of control. The analysis assumes the employees were terminated without cause on December 31, 2007:

		COBRA	Option	Total
Name	Salary(1)	Benefits (2)	Awards (3)	Benefit
Edward A. Keible, Jr.	$810,333	$26,809	$0	$837,142
John J. Mikulsky	$368,500	$24,392	$0	$392,892
Brett W. Wallace	$177,000	$12,486	$0	$189,486

(1)	Reflects 2 months salary for each full year of employment for Mr. Keible (26 months total), 1.5 months salary for each full year of employment for Mr. Mikulsky (16.5 months total) and 9 months salary for Mr. Wallace.

(2)	Reflects 2 months coverage for each full year of employment for Mr. Keible (26 months total), 1.5 months coverage for each full year of employment for Mr. Mikulsky (16.5 months total) and 9 months coverage for Mr. Wallace.

(3)	Reflects value of options accelerated in the event of termination without cause without a change of control. Since the closing price of Endwave’s common stock on December 31, 2007, was greater than the exercise price of the options that would have been accelerated under the Severance and Retention Plan, the value of shares as to which vesting would have been accelerated is assumed to be zero.
     Executive Officer Severance and Retention Plan Assuming Change of Control: Under the Executive Officer Severance and Retention Plan, if an executive officer is terminated without cause, or resigns for certain specified reasons constituting constructive termination, the executive officer will receive (i) salary and benefits continuation based on the executive officer’s position and length of service with us and (ii) acceleration of vesting on the unvested portion of some of the executive officer’s stock options, based on the officer’s position and length of service with us. The Compensation Committee believes that it is in the best interests of stockholders if our executive officers are able to focus on our business during both strong and weak business cycles without being distracted by the near-term financial impact that a potential termination of employment might have on them personally. Under the circumstances set forth above, subject to certain exceptions, an executive officer will vest as if the executive officer had remained employed by Endwave for twice the salary continuation period described above. Upon the closing of a change in control transaction, each executive officer will receive this same amount of acceleration of vesting even if his or her employment is not terminated. However, if an executive officer’s employment is terminated by us without cause or by the executive officer for certain specified reasons in connection with, or within six months after, the change in control transaction, the executive officer will receive salary continuation for twice the period that would have applied had such termination not occurred in connection with a change in control, and additional accelerated vesting in the same amount as provided when termination does not occur in connection with a change in control transaction. The Compensation Committee believes it is in the best interests of stockholders if our executive officers are able to evaluate the potential merits of a change-of-control transaction objectively without being distracted by the potentially adverse personal impact on themselves. The Compensation Committee believes that the total potential value of all change of control agreements with our executive officers is not disproportionate to the overall market value of Endwave.

Potential 2007 Severance and Retention Benefits assuming a change of control
     The following table shows the potential payout to named executive officers under our Executive Officer Severance and Retention Plan assuming termination occurs in connection with, or within six months after, a change of control. The analysis assumes the employees were terminated without cause on December 31, 2007:

		COBRA	Option	Total
Name	Salary(1)	Benefits (2)	Awards (3)	Benefit
Edward A. Keible, Jr.	$1,620,667	$26,809	$0	$1,647,476
John J. Mikulsky	$737,000	$24,392	$0	$761,392
Brett W. Wallace	$354,000	$12,486	$0	$366,486
David M. Hall	$88,077	$4,373	$0	$92,450
Steven F. Layton	$125,538	$11,826	$0	$137,364
Daniel P. Teuthorn	$134,154	$9,340	$0	$143,494

(1)	Reflects 4 months salary for each full year of employment for Mr. Keible (52 months total), 3.0 months salary for each full year of employment for Mr. Mikulsky (33 months total), 18 months salary for Mr. Wallace, 20 weeks salary for Mr. Hall, and 32 weeks salary for Messrs. Layton and Teuthorn.

(2)	Reflects 2 months coverage for each full year of employment for Mr. Keible (26 months total), 1.5 months coverage for each full year of employment for Mr. Mikulsky (16.5 months total), 9 months coverage for Mr. Wallace, 20 weeks for Mr. Hall, and 32 weeks for Messrs. Layton and Teuthorn.

(3)	Reflects value of options accelerated in the event of termination without cause in connection with a change of control. Since the closing price of Endwave’s common stock on December 31, 2007, was greater than the exercise price of the options that would have been accelerated under the Severance and Retention Plan, the value of shares as to which vesting would have been accelerated is assumed to be zero.
Named Executive Officer Compensation
     The following table provides information regarding all plan and non-plan compensation awarded to, earned by or paid to our chief executive officer, our chief financial officer, each of our other executive officers serving as such at the end of 2007 for all services rendered in all capacities to us during 2006 and 2007. We refer to these executive officers as our named executive officers.

Summary Compensation Table

					Non-Equity
				Option	Incentive Plan	All Other	Total
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Compensation	Compensation
	(1)	(2)	(3)	(4)	(5)	(6)	(7)
Edward A. Keible, Jr.	2007	$371,923	$1,741	$570,948	$0	$11,827	$956,439
President and Chief Executive Officer	2006	$325,631	—	$431,546	$178,000	$10,089	$945,266

John J. Mikulsky	2007	$266,154	—	$234,746	$0	$5,773	$506,673
Chief Operating Officer	2006	$250,846	—	$190,347	$94,500	$7,267	$542,960
and Executive Vice President

Brett W. Wallace (8)	2007	$233,000	—	$351,127	$0	$2,785	$586,912
Chief Financial Officer, Executive Vice	2006	$170,038	—	$349,168	$65,625	$315	$585,146
President and Corporate Secretary

David M. Hall	2007	$227,961	—	$272,262	$0	$4,971	$505,194
Senior Vice President General Manager, Defense and Security

Steven F. Layton	2007	$201,808	—	$119,767	$0	$55,903	$377,478
Senior Vice President General Manager, Telecom

Daniel F. Teuthorn	2007	$216,039	—	$119,715	$0	$57,172	$392,926
Senior Vice President General Manager, Technology

(1)	Messrs. Hall, Layton and Teuthorn were promoted to executive officer positions in February 2007; therefore, data for 2006 is not reported.

(2)	The amounts in this column include any salary contributed by the named executive officer to our 401(k) plan.

(3)	Reflects cash bonus paid to Mr. Keible for the award of a patent. Any bonus amounts paid under our non-equity incentive plan are included in the “Non-Equity Incentive Plan Compensation” column.

(4)	The amounts included in the “Option Awards” column represent the compensation cost recognized by Endwave related to stock option awards to named executive officers, computed in accordance with SFAS No. 123(R). For purposes of this table, the value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions, see Note 8 to our consolidated financial statements included elsewhere in this report.

(5)	The amounts in this column represent total performance-based bonuses earned for services rendered.

(6)	All Other Compensation represents group life insurance payments, 401(k) employer matching contributions and educational reimbursement payments made by Endwave.

(7)	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the preceding columns.

(8)	Mr. Wallace joined Endwave on March 1, 2006, as Executive Vice President. He was promoted to Chief Financial Officer on April 25, 2006. Mr. Wallace’s annual salary for 2006 was $210,000.

     The following table provides information with regard to potential cash bonuses paid or payable in 2007 under our performance-based, non-equity incentive plan, and with regard to each stock option granted to each named executive officer during 2007. Other than the options awards, there were no other stock awards granted during 2007.
Grants of Plan-Based Awards in Fiscal 2007 (1)

							Grant Date
					All Other Option	Exercise	Closing Market
		Estimated Possible Payouts			Awards: Number	or Base	Price of	Grant Date
		Under Non-Equity Incentive			of Securities	Price of	Securities	Fair Value of
		Plan Awards			Underlying	Option	Underlying	Stock and
	Grant	Threshold	Target	Maximum	Options	Awards	Option	Option Awards
Name	Date	($)	($)	($)	(#)	($/Sh)	($/Sh) (1)	($) (2)
Edward A. Keible, Jr	2/12/07	$0	$374,000	$523,600	101,000	$13.23	$13.02	$707,542
John J. Mikulsky	2/12/07	$0	$201,000	$281,400	40,000	$13.23	$13.02	$280,214
Brett W. Wallace	2/12/07	$0	$177,000	$247,800	40,000	$13.23	$13.02	$280,214
David M. Hall	2/12/07	$0	$114,500	$160,300	20,000	$13.23	$13.02	$140,107
Steven F. Layton	2/12/07	$0	$102,000	$142,800	20,000	$13.23	$13.02	$140,107
Daniel P. Teuthorn	2/12/07	$0	$109,000	$152,600	20,000	$13.23	$13.02	$140,107

(1)	The exercise price for option awards is determined as the closing price on the day prior to grant. Therefore, the grant date closing price of the security underlying the option can differ materially, positively or negatively, from the exercise price of the option award.

(2)	Each option vests as to 1/8 of the shares of common stock underlying it on the six month anniversary of the grant date, with the remaining seven-eighths of the grant vesting in equal quarterly installments over the remaining four-year vesting period. For a discussion of other valuation assumptions, see Note 8 to our consolidated financial statements.
     The following table provides information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2007. Other than stock options as noted, there were no other stock awards outstanding at December 31, 2007.

Outstanding Equity Awards at December 31, 2007

	Number of Securities Underlying
	Unexercised Options (1)(2)			Option	Option
Name and Principal Position	Exercisable		Unexercisable	Exercise Price	Expiration Date
Edward A. Keible, Jr.	75,000		0	$9.77	2/6/2016
	37,500		0	$10.20	8/2/2014
	42,500		0	$10.22	2/2/2014
	32,813	(3)	0	$21.47	2/3/2015
	37,500	(3)	0	$34.89	7/31/2015
	100,000		0	$13.23	2/11/2017
	1,000		0	$13.23	2/11/2017

John J. Mikulsky	5,860		0	$1.17	1/30/2013
	13,894		0	$1.93	6/5/2013
	30,000		0	$9.77	2/6/2016
	15,000		0	$10.20	8/2/2014
	25,000		0	$10.22	2/2/2014
	4,923		0	$11.75	1/5/2011
	15,000	(3)	0	$21.47	2/3/2015
	30,000	(3)	0	$34.89	7/31/2015
	40,000		0	$13.23	2/11/2017

Brett W. Wallace	120,000		0	$9.32	2/29/2016
	40,000		0	$13.23	2/11/2017

David M. Hall	80,000		0	$12.90	10/19/2015
	15,000		0	$9.77	2/6/2016
	20,000		0	$13.23	2/11/2017

Steven F. Layton	1,351		0	$1.17	1/30/2013
	11,723		0	$1.93	6/5/2013
	15,000		0	$9.77	2/6/2016
	15,000	(3)	0	$34.89	7/31/2015
	8,750		0	$10.20	8/2/2014
	18,000		0	$10.22	2/2/2014
	7,500	(3)	0	$21.47	2/3/2015
	20,000		0	$13.23	2/11/2017

Daniel P. Teuthorn	938		0	$1.17	1/30/2013
	15,000		0	$9.77	2/6/2016
	7,500		0	$10.20	8/2/2014
	15,000		0	$10.22	2/2/2014
	6,563	(3)	0	$21.47	2/3/2015
	7,500	(3)	0	$34.89	7/31/2015
	20,000		0	$13.23	2/11/2017

(1)	Each option vests as to 1/8 of the shares of common stock underlying it on the six month anniversary of the grant date, with the remaining seven-eighths of the grant vesting in equal quarterly installments over the remaining four-year vesting period. Each option expires ten years after the date of grant or, if earlier, three months after termination of employment in most cases.

(2)	All options described in the above table are reflected as exercisable because all options granted to our executive officers have an “early exercise” feature that allows optionees to exercise unvested options, subject to our right to repurchase the unvested shares at cost upon the optionee’s termination of employment. Options unvested as of December 31, 2007 are as follows: Keible, 137,877; Mikulsky, 55,626; Wallace, 100,000; Hall, 64,689; Layton, 28,064; and Teuthorn, 28,064.

(3)	This option was replaced in our 2008 option exchange program for an option exercisable for the same number of shares but with an exercise price per share of $6.59. As required by such program, the new option vests over four years beginning in February 2008.
2007 Options Exercises
     There were no stock options exercised by our named executive officers during 2007.

Compensation of Non-Employee Directors
     The following table provides information regarding compensation paid to our non-employee directors who served on our board as of December 31, 2007.

	Fees Paid	Option	Total
Name	In Cash	Awards (1)	Compensation
Edward C.V. Winn, Chairman	$44,000	$47,092	$91,092
Joseph J. Lazzara	$34,000	$56,531	$90,531
John F. McGrath	$41,000	$78,704	$119,704
Wade Meyercord	$33,000	$56,155	$89,155
Eric D. Stonestrom	$28,000	$71,790	$99,790

(1)	The amounts included in the “Option Awards” column represent the compensation cost recognized by Endwave in 2007 related to stock option awards to each member of our Board of Directors, computed in accordance with SFAS No. 123(R). For purposes of this table, the value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions, see Note 8 to our consolidated financial statements.
     At its January 2008 meeting, the Compensation Committee completed its annual review of cash and equity compensation of the board. The Compensation Committee reviewed the cash and equity board compensation paid by a set of 18 technology companies with revenues and market capitalization similar to those of Endwave. The Compensation Committee recommended to the full Board of Directors cash compensation as shown below, and the Board of Directors approved. The levels of cash compensation were reviewed based on projected current median pay levels of the peer group. Fees for individual board meetings were terminated and annual retainer fees were increased by the same amount resulting in no change to overall cash compensation. Equity compensation levels were also reviewed and compared with the peer group and annual grants were increased from an option to purchase 6,000 shares to an option to purchase 10,000 shares. The non-employee directors of Endwave will receive for fiscal year 2008 and thereafter, until changed by the Board of Directors, fees for service on the our Board of Directors as listed in the table below. The members of the Board of Directors are also eligible for reimbursement for travel expenses incurred in connection with attendance at Board of Directors and committee meetings in accordance with Endwave company policy.
Board Membership Fees Payable to Non-Employee Directors

Non-Employee Director Annual Retainer	$25,000
Board Chair Annual Retainer	$10,000
Audit Committee Chair Annual Retainer	$16,000
Audit Committee Member Annual Retainer	$6,000
Compensation Committee Chair Annual Retainer	$8,000
Compensation Committee Member Annual Retainer	$3,000
Nominating and Governance Committee Chair Annual Retainer	$3,000
Nominating and Governance Committee Member Annual Retainer	$0
Board Meeting Fee (in person)	$0
Board Meeting Fee (telephonic)	$0
Committee Meeting Fee (in person)	$0
Committee Meeting Fee (telephonic)	$0
     Non-employee directors are eligible to receive automatic option grants made under our Company’s 2000 Non-Employee Director Plan and our Company’s 2007 Equity Incentive Plan. Pursuant to these plans, each non-employee director is granted an option, referred to as an initial option, to purchase 20,000 shares of common stock automatically upon his or her initial election or appointment to the Board of Directors. Each non-employee director is also granted an option, referred to as an annual option, to purchase an additional 10,000 shares of common stock each year after his or her election or appointment to the Board of Directors. Such annual option is granted on May 1. In either case, if any non-employee director has not served in that capacity for the entire period since the preceding grant date, then the number of shares subject to the annual grant will be reduced, pro rata, for each full quarter the director did not serve during the previous period. All such options expire after ten years and have an exercise price equal to the fair market value on the date of grant. All initial options vest over four years at the rate of 1/48 of the total option shares per month. Annual options granted after February 2008 vest over one year at the rate of 1/12 of the total option shares per month. Our Company’s non-employee directors are also eligible to participate in our Company’s 2007 Equity Incentive Plan on a discretionary basis. No discretionary awards were made to non-employee directors during 2007.
Report of the Compensation Committee1
     The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, contained in this report. Based on this review and discussion, the Compensation Committee has recommended to our board of directors that the CD&A be included in this report as well as our proxy statement for our 2008 annual meeting of stockholders.
Wade Meyercord
Joseph Lazzara
Eric Stonestrom
Edward Winn

1 - The material in this report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information regarding the ownership of our common stock as of February 8, 2008 by: (i) each of our named executive officers; (ii) each director; (iii) our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Except as otherwise indicated, the address of each of the persons set forth below is c/o Endwave Corporation, 130 Baytech Drive, San Jose, California 95134.

	Shares Beneficially Owned(1)
			Series B Preferred
	Common Stock		Stock
Name and Address	Number	Percent(2)	Number	Percent(2)
Entities affiliated with Oak Management Corporation, XI, LLC (3) One Gorham Island Westport, CT 06880	3,900,000	29.92%	390,000	100.00%
Entities affiliated with Potomac Capital Management (4) 825 Third Avenue New York, NY 10022	1,665,386	18.23
Entities affiliated with EagleRock Capital Management (5) 551 Fifth Avenue, 34th Floor New York, NY 10176	1,373,520	15.04
Pate Capital Partners, LP (6) 555 Montgomery Street, Ste. 603 San Francisco, CA 94111	800,000	8.76
Entities affiliated with Dimensional Fund Advisors LP (7) 1299 Ocean Ave. Santa Monica, CA 90401	668,971	7.32
Edward A. Keible, Jr.(8)	509,761	5.58
John J. Mikulsky (9)	280,847	3.07
Brett W. Wallace (10)	201,744	2.21
Daniel P. Teuthorn (11)	111,384	1.22
Steven F. Layton (12)	118,499	1.30
David M. Hall (13)	140,496	1.54
Edward C.V. Winn (14)	18,656	*
Joseph J. Lazzara (15)	28,445	*
John F. McGrath, Jr. (14)	24,633	*
Wade Meyercord(14)	27,745	*
Eric Stonestrom(14)	11,083	*
All directors and executive officers as a group (11 persons)(16)	1,473,293	16.13

*	Less than one percent.

(1)	This table is based upon information supplied to us by our officers, directors and principal stockholders and upon any Schedules 13D or 13G filed with the Securities and Exchange. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 9,135,472 shares outstanding on February 8, 2008, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(3)	300,000 shares of Series B Stock are held of record by Oak Investment Partners XI, Limited Partnership, a Delaware limited partnership (“Oak Investment Partners XI,”). Oak Associates XI LLC, a Delaware limited liability company (“Oak Associates XI”), is the general partner of Oak Investment Partners XI and as such may be deemed to beneficially own the shares held by Oak Investment XI. Oak Management Corporation, a Delaware corporation (“Oak Management”), is the investment advisor to Oak Investment Partners XI and as such may be deemed to beneficially own the shares held by Oak Investment XI. Bandel L. Carano, Gerald R. Gallagher, Edward F. Glassmeyer, Fredric W. Harman, Ann H. Lamont and David B. Walrod are general partners, managing members, shareholders, directors and/or officers of Oak Investment XI and as such may be deemed to beneficially own the shares held by Oak Investment XI.

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

(4)	Potomac Capital Partners LP is a private investment partnership formed under the laws of the State of Delaware. Potomac Capital Management LLC is the General Partner of Potomac Capital Parters LP. Mr. Paul J. Solit is the Managing Member of Potomac Capital Management LLC.

(5)	The shares are held by EagleRock Master Fund, L.P. (“ERMF”) and EagleRock Institutional Partners LP (“ERIP”). EagleRock Capital Management, LLC (“EagleRock”) is the investment manager of ERMF and ERIP and has sole power to vote and dispose of the shares held by ERMF and ERIP and may be deemed to beneficially own such shares. Nader Tavakoli is the Manager of EagleRock and may direct the voting and disposition of the shares held by ERMF and ERIP and may be deemed to beneficially own such shares.

(6)	The shares are beneficially held by Pate Capital Partners, LP . Bruce A. Pate, General Partner has the sole power to vote or direct the vote of said shares. In addition, Mr. Bruce A. Pate has the sole power to dispose or to direct the disposition of said shares.

(7)	Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors, Inc.) (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Issuer described in this schedule that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. Mr. Christopher Crossan, Global Chief Compliance Officer, is a General Partner of Dimensional Holdings Inc.

(8)	Includes 426,313 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 289,813 shares would be subject to repurchase by us. Also includes 83,448 shares held by the Keible Family Trust, of which Mr. Keible is co-trustee.

(9)	Includes 219,677 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 132,500 shares would be subject to repurchase by us. Also includes 600 shares owned by Mr. Mikulsky’s daughter.

(10)	Includes 200,000 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 130,000 shares would be subject to repurchase by us.

(11)	Includes 92,501 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 57,813 shares would be subject to repurchase by us.

(12)	Includes 117,324 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 66,250 shares would be subject to repurchase by us.

(13)	Includes 135,000 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 77,501 shares would be subject to repurchase by us.

(14)	Represents shares issuable upon exercise of options exercisable within 60 days of the date of this table.

(15)	Includes 27,445 shares issuable upon exercise of options exercisable within 60 days of the date of this table. Also includes 1,000 shares held by the Joseph J. and Nancy B. Lazzara Family Trust, of which Mr. Lazzara is co-trustee.

(16)	See footnotes 8 through 15 above, as applicable. Includes 1,300,377 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 753,877 shares would be subject to a repurchase right by us.
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
Transactions with Wood River
     On May 23, 2007, we executed a settlement agreement with the court-appointed receiver for Wood River Partners, L.P. and Wood River Partners Offshore, Ltd., collectively the Wood River Funds, and Wood River Capital Management, L.L.C. and Wood River Associates, L.L.C., together with the Wood River Funds, the Wood River Entities, pursuant to which we agreed to settle our claims against the Wood River Entities arising out of the Wood River Entities’ accumulation of our common stock. In connection with the settlement agreement, we also entered into a registration rights agreement with the receiver, pursuant to which we agreed to file with the SEC a shelf registration statement covering the resale of the shares of our common stock held by the Wood River Entities and to cooperate with the receiver, upon the receiver’s request, in an underwritten offering or registered direct offering of the shares of our common stock held by the Wood River Entities.
     Pursuant to the settlement agreement, upon the earliest of (i) the sale by the Wood River Entities of a number of shares of our common stock such that after giving effect to the sale they hold in the aggregate less than 10% of the then-outstanding shares of our common stock, (ii) promptly after the receiver’s termination of an underwritten offering or registered direct offering commenced pursuant to the registration rights agreement or (iii) the consummation of an underwritten offering or registered direct offering commenced pursuant to the registration rights agreement pursuant to which, at the receiver’s election, the Wood River Entities sell a number of shares such that after giving effect to such offering they continue to own more than 10% of the then-outstanding shares of our common stock, the receiver would have been required to pay us $425,000 for out-of-pocket expenses incurred by us arising out of the Wood River Entities’ accumulation of our common stock. The settlement agreement also included mutual releases by both us and the receiver that would have become effective upon the date of such payment.
     The registration rights granted under the registration rights agreement terminated upon the earlier of the date that is one year after the effective date of the shelf registration statement filed pursuant to the registration rights agreement (subject to extension and suspension under certain circumstances) or the earliest date when the Wood River Entities held in the aggregate less than 10% of the then-outstanding shares of our common stock. The registration rights agreement provided that the Wood River Entities would pay all discounts and commissions or placement agent fees in connection with an offering pursuant to the registration rights agreement. The registration rights agreement further provided that the Wood River Entities would pay all other expenses incident to our performance of the registration rights agreement, subject to a cap of $750,000 of expenses related to an underwritten offering or $550,000 of expenses related to a registered direct offering, in either case, such expenses to be payable in cash or, if mutually agreed by the receiver and us, in our common stock or a combination of cash and our common stock.
     The registration rights agreement also provided that the Wood River Entities could not dispose of any shares of our common stock held by them, except in compliance with Rule 144 of the Securities Act of 1933, as amended, or dispositions where a Wood River Entity transfers shares to another Wood River Entity, until the consummation of an underwritten offering or registered direct offering pursuant to which the Wood River Entities sold a number of shares such that they own less than 10% of the then-outstanding shares of our common stock.
     On December 20, 2007, we executed an amended and restated settlement agreement the court-appointed receiver for the Wood River Entities, pursuant to which we and the receiver agreed to a revised settlement of our claims against the Wood River Entities arising out of the Wood River Entities’ accumulation of our common stock.
     On December 21, 2007, pursuant to the terms of the amended and restated settlement agreement, we entered into a stock purchase agreement with the Wood River Entities and the receiver. Pursuant to the stock purchase agreement, on December 24, 2007 we repurchased 2,502,247 shares of our common stock held by the Wood River Funds. The remaining 1,600,000 shares of our common stock owned by the Wood River Funds were sold to certain institutional investors. The price paid by us and the institutional investors was $6.83 per share in cash.
     Upon the consummation of the stock repurchase, pursuant to the terms of the amended and restated settlement agreement, (a) the Wood River Entities reimbursed us $300,000 for professional expenses incurred by us, (b) the Registration Rights Agreement, dated as of May 23, 2007, between us and the Receiver terminated, and (c) a mutual release of claims between us and the receiver for the Wood River Funds included in the amended and restated settlement agreement became effective.
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
Independence of the Board of Directors
      As required under the NASDAQ Stock Market, or Nasdaq, listing standards, a majority of the members of our Board of Directors must qualify as "independent," as affirmatively determined by our board of directors. Our board of directors consults with our counsel to ensure that the board's determinations are consistent with relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent listing standards of the NASDAQ, as in effect time to time.
      Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Endwave, its senior management and its independent registered public accounting firm, our board of directors has affirmatively determined that the following five directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Winn, Mr. Meyercord, Mr. Lazzara, Mr. McGrath and Mr. Stonestrom. In making this determination, the board found that none of the these directors had a material or other disqualifying relationship with Endwave. Mr. Keible, our President and Chief Executive Officer, is not an independent director by virtue of his employment with Endwave.

Item 14.  Principal Accountant Fees and Services
     The following table shows the fees paid or accrued by Endwave for the audit and other services provided by our independent registered public accounting firm Burr, Pilger & Mayer LLP, or BPM, for fiscal 2006 and 2007 (in thousands):

	2007	2006
Audit Fees(1)	$543	$578
Audit-related Fees(2)	13	—
Tax Fees	—	—
All Other Fees	—	—

Total	$556	$578

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and services that are normally provided by Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under audit fees. The services provided for the fees disclosed under this category include due diligence and accounting consultations in connection with acquisitions.
Independence of Independent Registered Public Accounting Firm and Pre-Approval Policy
          Our Audit Committee has determined that the provision by BPM of non-audit services is compatible with maintaining the independence of BPM. The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services for up to $5,000. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. During fiscal 2007, all services provided by BPM were pre-approved by the Audit Committee.
PART IV
Item 15.  Exhibits and Financial Statement Schedules
     (a) Financial Statements Schedules and Exhibits.
          (1) The following consolidated financial statements are included in Item 8:
          Report of Independent Registered Public Accounting Firm
          Consolidated Balance Sheets
          Consolidated Statements of Operations
          Consolidated Statements of Changes in Stockholders’ Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

          (2) The following financial statement schedule is included in Item 15(d): Schedule II — Valuation and Qualifying Accounts.
          All other schedules not listed above have been omitted because they are inapplicable or are not required.
          (3) Listing of Exhibits:
     (b) Intentionally omitted
     (c) Exhibits
INDEX TO EXHIBITS

Number	Description
2.1(1)	Stock Purchase Agreement among the Registrant and the stockholders and option holders of ALC Microwave, Inc. dated April 19, 2007.

3.1(2)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(2)	Amended and Restated Bylaws effective October 20, 2000.

3.4(4)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.5(5)	Certificate of Designation for Series B Preferred Stock.

3.6(6)	Amendment to Amended and Restated Bylaws.

3.7(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.

4.1(2)	Form of specimen Common Stock Certificate.

4.2(4)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.

4.3(4)	Form of Rights Certificate

4.4(5)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.

4.5(5)	Warrant issued to Oak Investment Partners XI, Limited Partnership.

4.6(8)	Amendment No. 1 to Rights Agreement, dated as of December 21, 2007, between the Registrant and ComputerShare Trust Company, Inc.

10.1(2)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(2)*	1992 Stock Option Plan.

10.3(2)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(2)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(9)*	2007 Equity Incentive Plan.

10.6(10)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.

10.7(10)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.

10.8(2)*	2000 Employee Stock Purchase Plan.

10.9(2)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.10(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.11(2)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.12(12)*	Description of Compensation Payable to Non-Employee Directors.

10.13(12)*	2007 Base Salaries for Named Executive Officers.

10.14(12)*	2007 Executive Incentive Compensation Plan.

10.15*	Executive Officer Severance and Retention Plan.

10.16(2)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.17(13)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.

10.18(13)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.

10.19(14)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

10.20(14)†	Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated July 25, 2006.

10.21(15)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.

10.22(16)	Amended and Restated Settlement Agreement by and between the Registrant and Arthur Steinberg, as receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd., dated December 20, 2007.

10.23(8)	Stock Purchase Agreement, dated December 21, 2007, entered into between the Registrant, Wood River Partners,

Number	Description
L.P., Wood River Partners Offshore, Ltd. and, for the limited purpose set forth therein, Arthur J. Steinberg, solely in his capacity as Receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd. and not in his individual capacity.

21.1	List of Subsidiaries.

23.1	Consent of Burr, Pilger & Mayer LLP, independent registered public accounting firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 5, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

(9)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No.333-144851) and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 7, 2007 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No.333-144054) and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.
     (d) Financial Statement Schedule

ENDWAVE CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
     Allowance for doubtful accounts:

		Additions
		(Reductions)
	Balance at	Charged to	Deductions	Balances
	Beginning	Costs and	and	at End of
	of Period	Expense	Write-offs	Period
	(In thousands)
Year ended December 31, 2007	$131	$(5)	$(59)	$67

Year ended December 31, 2006	$296	$(124)	$(41)	$131

Year ended December 31, 2005	$243	$59	$(6)	$296

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

Signatures	Title	Date
/s/ EDWARD A. KEIBLE, JR.	President, Chief Executive Officer and	March 11, 2008
Edward A. Keible, Jr.	Director (Principal Executive Officer)

/s/ BRETT W. WALLACE	Executive Vice President and Chief	March 11, 2008
Brett W. Wallace	Financial Officer (Principal Financial
and Accounting Officer

/s/ EDWARD C.V. WINN	Chairman of the Board of Directors	March 11, 2008
Edward C.V. Winn

/s/ JOSEPH J. LAZZARA	Director	March 11, 2008
Joseph J. Lazzara

/s/ JOHN F. MCGRATH, JR.	Director	March 11, 2008
John F. McGrath, Jr.

/s/ WADE MEYERCORD	Director	March 11, 2008
Wade Meyercord

/s/ ERIC STONESTROM	Director	March 11, 2008
Eric Stonestrom

INDEX TO EXHIBITS

Number	Description
2.1(1)	Stock Purchase Agreement among the Registrant and the stockholders and option holders of ALC Microwave, Inc. dated April 19, 2007.

3.1(2)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(2)	Amended and Restated Bylaws effective October 20, 2000.

3.4(4)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.5(5)	Certificate of Designation for Series B Preferred Stock.

3.6(6)	Amendment to Amended and Restated Bylaws.

3.7(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.

4.1(2)	Form of specimen Common Stock Certificate.

4.2(4)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.

4.3(4)	Form of Rights Certificate

4.4(5)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.

4.5(5)	Warrant issued to Oak Investment Partners XI, Limited Partnership.

4.6(8)	Amendment No. 1 to Rights Agreement, dated as of December 21, 2007, between the Registrant and ComputerShare Trust Company, Inc.

10.1(2)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(2)*	1992 Stock Option Plan.

10.3(2)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(2)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(9)*	2007 Equity Incentive Plan.

10.6(10)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.

10.7(10)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.

10.8(2)*	2000 Employee Stock Purchase Plan.

10.9(2)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.10(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.11(2)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.12(12)*	Description of Compensation Payable to Non-Employee Directors.

10.13(12)*	2007 Base Salaries for Named Executive Officers.

10.14(12)*	2007 Executive Incentive Compensation Plan.

10.15*	Executive Officer Severance and Retention Plan.

10.16(2)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.17(13)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.

10.18(13)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.

10.19(14)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

10.20(14)†	Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated July 25, 2006.

10.21(15)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.

10.22(16)	Amended and Restated Settlement Agreement by and between the Registrant and Arthur Steinberg, as receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd., dated December 20, 2007.

10.23(8)	Stock Purchase Agreement, dated December 21, 2007, entered into between the Registrant, Wood River Partners, L.P., Wood River Partners Offshore, Ltd. and, for the limited purpose set forth therein, Arthur J. Steinberg, solely in his capacity as Receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd. and not in his individual capacity.

21.1	List of Subsidiaries.

23.1	Consent of Burr, Pilger & Mayer LLP, independent registered public accounting firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 5, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

(9)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No.333-144851) and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 7, 2007 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No.333-144054) and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.