Form 10-Q
period 2008-03-31
ENDWAVE CORP
filed 2008-05-08
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     The number of shares of the registrant’s Common Stock outstanding as of April 25, 2008 was 9,135,641 shares. The number of shares of the registrant’s Preferred Stock outstanding as of April 25, 2008 was 300,000 shares.

ENDWAVE CORPORATION

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$40,932	$38,992
Short-term investments	4,995	5,464
Accounts receivable, net	11,158	9,362
Inventories	12,473	12,434
Other current assets	862	1,168

Total current assets	70,420	67,420
Long-term investments	1,499	4,501
Property and equipment, net	3,171	2,999
Other assets	195	212
Restricted cash	25	25
Goodwill and intangible assets, net	7,104	7,432

	$82,414	$82,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,068	$3,422
Accrued warranty	2,794	2,712
Accrued compensation	2,547	2,240
Other current liabilities	1,967	2,251

Total current liabilities	11,376	10,625
Other long-term liabilities	72	116

Total liabilities	11,448	10,741

Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 300,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,135,641 and 9,174,622 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	9	9
Additional paid-in capital	345,973	345,038
Treasury stock, at cost, 39,150 shares at December 31, 2007	—	(79)
Accumulated other comprehensive income (loss)	34	(6)
Accumulated deficit	(275,050)	(273,114)

Total stockholders’ equity	70,966	71,848

	$82,414	$82,589

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2007.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended
	March 31,
	2008	2007
Revenues:
Product revenues	$13,840	$14,593
Development fees	341	158

Total revenues	14,181	14,751

Costs and expenses:

Cost of product revenues*	10,043	10,620
Cost of product revenues, amortization of intangible assets	149	113
Research and development*	2,842	2,405
Selling, general and administrative*	3,361	3,199
Amortization of intangible assets	179	39

Total costs and expenses	16,574	16,376

Loss from operations	(2,393)	(1,625)
Interest and other income, net	457	845

Net loss	$(1,936)	$(780)

Basic and diluted net loss per share	$(0.21)	$(0.07)
Shares used in computing basic and diluted net loss per share	9,142,180	11,549,789

* Includes the following amounts related to stock-based compensation:

Cost of product revenues	$174	$105
Research and development	226	151
Selling, general and administrative	605	586
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(1,936)	$(780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	264	189
Amortization of intangible assets	328	152
Stock compensation expense	1,005	842
Amortization of investments	(2)	(15)
Gain on sale of investments	(8)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,796)	(2,200)
Inventories	(31)	2,979
Other assets	323	147
Accounts payable	646	(1,302)
Accrued warranty	82	5
Accrued compensation, other current liabilities and other long-term liabilities	(15)	(1,072)

Net cash used in operating activities	(1,140)	(1,055)

Investing activities:
Purchases of equipment	(436)	(68)
Proceeds on sales and maturities of investments	3,528	28,995
Purchases of investments	—	(27,590)
Change in restricted cash	—	118

Net cash provided by investing activities	3,092	1,455

Financing activities:
Proceeds from exercises of stock options, net	1	107
Payments on capital leases	(6)	—

Net cash (used in) provided by financing activities	(5)	107

Effect of foreign exchange rate changes on cash and cash equivalents	(7)	—

Net change in cash and cash equivalents	1,940	507
Cash and cash equivalents at beginning of period	38,992	26,176

Cash and cash equivalents at end of period	$40,932	$26,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business and Basis of Presentation
     Endwave Corporation and its wholly-owned subsidiaries, Endwave Defense Systems Incorporated and ALC Microwave, Inc. (together referred to as “Endwave” or the “Company”), design, manufacture and market radio frequency (“RF”) modules that enable the transmission, reception and processing of high-frequency signals in telecommunication networks, defense electronics and homeland security systems. The Company’s RF modules are typically used in high-frequency applications and include:
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
     The accompanying unaudited condensed consolidated financial statements of Endwave have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007.

2. Investments
     The following fair value amounts have been determined using available market information.

March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(In thousands)
Investments:
Corporate securities	$6,441	$53	$—	$6,494

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
United States government agency	$1,496	$4	$—	$1,500
Corporate securities	8,463	8	(6)	8,465

Total	$9,959	$12	$(6)	$9,965

Cash equivalents:
Commercial paper	$7,195	$—	$—	$7,195
     At March 31, 2008, the Company had $5.0 million of short-term investments with maturities of less than one year and $1.5 million of long-term investments with maturities between one and two years.
     At March 31, 2008, the Company had net unrealized gains of $53,000. The increase in value of these investments is primarily related to changes in interest rates. The investments mature through 2009 and the Company believes that it has the ability to hold these investments until the maturity date. The Company realized a gain of $8,000 for the quarter ended March 31, 2008.
     At March 31, 2008, the Company had $38.2 million invested in a United States Treasury-backed money market fund with a single institutional firm. At December 31, 2007, the Company had $27.0 million invested in a money market fund with a single institutional firm.
     The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the Company believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is the Company’s policy to write down the investment to reduce its carrying value to fair value.
Fair Value Measurement
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.
     The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2008 (in thousands):

		Quoted Prices in
		Active Markets of	Significant Other
	Balance as of	Identical Assets	Observable Inputs
	March 31, 2008	(Level 1)	(Level 2)
Assets:
Cash equivalents:
Treasury-backed money market funds	$38,190	$38,190	$—
Short-term investments:
Corporate securities	4,995	—	4,995
Long-term investments:
Corporate securities	1,499	—	1,499

Total	$44,684	$38,190	$6,494

Liabilities:	$—	$—	$—
     The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2008, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).
3. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$8,227	$9,630
Work in process	1,875	1,365
Finished goods	2,371	1,439

	$12,473	$12,434

4. Goodwill and Intangible Assets
Goodwill
     At March 31, 2008, the Company had goodwill of $2.9 million, $1.6 million associated with its purchase of JCA Technology, Inc. (“JCA”) in July of 2004 and $1.4 million associated with its purchase of ALC Microwave, Inc. (“ALC”) in April of 2007. The Company conducted its 2007 annual goodwill impairment analysis of the JCA and ALC related goodwill in the third quarter of 2007 and no goodwill impairment was indicated.
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
     The components of intangible assets as of March 31, 2008 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$3,130	$(1,785)	$1,345
Tradename	1,290	(37)	1,253
Customer relationships	1,680	(709)	971
Customer backlog	700	(397)	303
Non-compete agreement	370	(84)	286

Total intangible assets	$7,170	$(3,012)	$4,158

     The components of intangible assets as of December 31, 2007 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$3,130	$(1,636)	$1,494
Tradename	1,290	(27)	1,263
Customer relationships	1,680	(633)	1,047
Customer backlog	700	(327)	373
Non-compete agreement	370	(61)	309

Total intangible assets	$7,170	$(2,684)	$4,486

     The amortization of developed technology is a charge to cost of product revenues and was $149,000 and $113,000 for the three months ended March 31, 2008 and 2007, respectively. Amortization of all other intangible assets is a charge to operating expenses and was $179,000 and $39,000 for the three months ended March 31, 2008 and 2007, respectively.
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
     The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31,
2008 (April 1 through December 31)	$986
2009	874
2010	428
2011	366
Thereafter	444

Total	$3,098

5. Warranty
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

     Changes in the Company’s product warranty liability during the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three months ended March 31,
	2008	2007
Balance at January 1	$2,712	$2,928
Warranties accrued	201	190
Warranties settled or reversed	(119)	(185)

Balance at March 31	$2,794	$2,933

6. Commitments and Contingencies
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
7. Stockholder’s Equity
Stock Option Exchange
     On January 4, 2008, the Company filed a Tender Offer Statement on Schedule TO (the “Exchange Offer”) with the Securities and Exchange Commission. The Exchange Offer related to an offer by the Company to certain optionholders to exchange some or all of their outstanding stock option grants under the Company’s 2007 Equity Incentive Plan with an exercise price per share greater than or equal to $21.47 for new option grants. The Exchange Offer was made to employees and directors of the Company who, as of the date the Exchange Offer commenced, were actively employed by or otherwise providing services to the Company and held eligible option grants. The Exchange Offer expired on February 6, 2008. A total of 331,950 stock options were eligible to participate in the Exchange Offer and a total of 327,921 options were exchanged. The exercise price of the new option grants was $6.59, the closing price of Endwave’s common stock on February 7, 2008.
     The exchange of original options for new options was treated as a modification of the original options in accordance with SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123 (R)”). As such, the Company will continue to incur compensation cost for the incremental difference between the fair value of the new options and the fair value of the original options on the date of modification, reflecting the current facts and circumstances on the modification date, over the expected term of the new options.
Stock Based Compensation
     The Company adopted the provisions of SFAS No. 123 (R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.

     The effect of recording stock-based compensation for the three months ended March 31, 2008 and 2007 was as follows (in thousands, except per share data):

	Three months ended March 31,
	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$891	$784
Employee stock purchase plan	122	69
Amounts capitalized as inventory	(8)	(11)

Total stock-based compensation	1,005	842
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$1,005	$842

Impact on net loss per share — basic and diluted	$(0.11)	$(0.07)

     During the three months ended March 31, 2008, the Company granted options to purchase 903,221 shares of common stock including 327,921 options granted as part of the Exchange Offer noted above. The 327,921 options granted as part of the Exchange Offer had an estimated total grant-date fair value of $607,000 or $1.85 per option. The remaining 575,300 options had an estimated total grant-date fair value of $1.9 million or $3.35 per option. The total estimated grant-date fair value of all 903,221 options granted was $2.5 million. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was a total of $748,000.
     During the three months ended March 31, 2007, the Company granted options to purchase 539,750 shares of common stock with an estimated total grant-date fair value of $3.8 million or $6.99 per option. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $1.1 million.
     As of March 31, 2008, the unrecorded stock-based compensation balance related to all stock options was $3.5 million and will be recognized over an estimate weighted-average service period of 1.6 years. As of March 31, 2008, the unrecorded stock-based compensation balance related to the employee stock purchase plan was $361,000 and will be recognized over an estimate weighted average service period of 0.6 years.
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

	Three months ended
	March 31,
	2008		2007
Risk-free interest rate		2.32%		4.80%
Expected life of options	3.6	years	3.6	years
Expected dividends		0.0%		0.0%
Volatility		70%		70%
     The fair value of purchase rights under the employee stock purchase plan is determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended
	March 31,
	2008	2007
Risk-free interest rate	3.97% - 4.67%	4.74% - 5.00%
Expected life of options	1.2 years	1.3 years
Expected dividends	0.0%	0.0%
Volatility	51%	51%
     The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the

Company’s common stock and the expected future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the Company’s observed historical option exercise behavior and post-vesting cancellations of options by employees.
     The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $1,000 and $99,000, respectively.
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
     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2007	2,465,436	$13.19
Options granted	903,221	6.59
Options exercised	(169)	2.49
Options cancelled	(381,406)	25.77

Outstanding at March 31, 2008	2,987,082	$9.59	8.29	$755

Options vested and exercisable and expected to be exercisable at March 31, 2008	2,583,434	$9.73	8.12	$755
Options vested and exercisable at March 31, 2008	1,164,659	$10.30	6.92	$755
     At March 31, 2008, the Company had 1,907,542 options available for grant under its equity incentive plans.
     The options outstanding and vested and exercisable at March 31, 2008 were in the following exercise price ranges:

Options Outstanding at March 31, 2008				Options Vested and Exercisable
			Weighted-Average	At March 31, 2008
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$ 0.76 - $ 5.50	172,113	$1.80	4.88	172,113	$1.80
$ 6.59 - $ 6.59	898,771	$6.59	9.87	—	$0.00
$ 6.60 - $ 9.75	199,160	$9.07	7.97	95,875	$9.10
$ 9.77 - $ 9.77	342,671	$9.77	7.86	175,393	$9.77
$ 9.90 - $10.20	301,265	$10.04	7.76	158,175	$10.13
$10.22 - $11.87	317,654	$10.70	6.64	262,326	$10.58
$12.90 - $12.90	91,812	$12.90	7.64	50,391	$12.90
$13.23 - $13.23	515,435	$13.23	8.88	129,910	$13.23
$15.14 - $21.47	133,201	$17.25	7.07	105,476	$17.38
$34.89 - $34.89	15,000	$34.89	7.34	15,000	$34.89

	2,987,082	$9.59	8.29	1,164,659	$10.30

Employee Stock Purchase Plan
     In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. The compensation cost in connection with the purchase plan for the three months ended March 31, 2008 and 2007 was $122,000 and $69,000, respectively. During the first quarter of 2008 and the first quarter of 2007, there were no shares purchased under the employee stock purchase plan. At March 31, 2008, 429,340 shares were available for purchase under the plan.
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
     As of March 31, 2008, 300,000 shares of preferred shares were outstanding, which were convertible into 3,000,000 shares of common stock. Additionally, as of March 31, 2008, the Company had an outstanding warrant that granted the holder the right to purchase 90,000 shares of preferred stock, which were convertible into 900,000 shares of common stock.
     As the Company incurred net losses for all periods presented, shares associated with common stock issuable upon the conversion of the preferred shares or the exercise of the outstanding warrants were not included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. Also, potential dilutive common shares of 2,987,082 as of March 31, 2008 and 2,245,286 as of March 31, 2007 from the assumed exercise of stock options were not included in the net loss per share calculations as their inclusion would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for all periods presented.
     During the first quarter of 2008, the Company retired 39,150 shares of common stock, reducing the number of outstanding shares of common stock. This did not have a significant impact on the weighted average number of common shares calculated for use in the earnings per share calculations.
9. Comprehensive Income (Loss)
     Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its available-for-sale securities and gains and losses resulting from foreign currency translation adjustments represent the only components of comprehensive loss excluded from the reported net loss.
     The components of comprehensive income (loss) were as follows (in thousands):

	Three months ended March 31,
	2008	2007
Net loss	$(1,936)	$(780)
Foreign currency translation adjustments	(7)	—
Change in unrealized gain (loss) on investments	47	7

Total comprehensive loss	$(1,896)	$(773)

10. Segment Disclosures
     The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s total revenues by billing location for the periods ended March 31 were as follows (in thousands):

	Three months ended March 31,
	2008		2007
United States	$3,134	22.1%	$2,111	14.3%
Finland	7,604	53.6%	6,085	41.3%
Italy	635	4.5%	2,542	17.2%
Norway	34	0.2%	2,303	15.6%
Slovakia	1,328	9.4%	795	5.4%
Rest of the world	1,446	10.2%	915	6.2%

Total	$14,181	100.0%	$14,751	100.0%

     For the three months ended March 31, 2008, Nokia Siemens Networks and Nera accounted for 58% and 10%, respectively, of the Company’s total revenues. For the three months ended March 31, 2007, Nokia Siemens Networks (including Nokia and Siemens AG revenues for 2007 prior to their merger) and Nera accounted for 58% and 21%, respectively, of the Company’s total revenues. For the periods presented, no other customer accounted for more than 10% of the Company’s total revenues.
11. Recent Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS No. 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 157-2 on its consolidated financial position and results of operations.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, related notes and “Risk Factors” section included elsewhere in this report on Form 10-Q, as well as the information contained under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.
     The terms “we,” “us,” “our” and words of similar import below refer to Endwave Corporation and its wholly-owned subsidiaries, Endwave Defense Systems Incorporated and ALC Microwave, Inc.
Overview
     We design, manufacture and market radio frequency, or RF, modules that enable the transmission, reception and processing of high frequency signals in telecommunication networks, defense electronics and homeland security and other systems. Our RF modules are typically used in high-frequency applications and include integrated transceivers, amplifiers, synthesizers, oscillators, up and down converters, frequency multipliers and microwave switch arrays.
     We believe the demand for microwave radios and the transceiver modules used to build them is increasing. As service providers deploy more cellular base stations to serve their growing subscriber base and upgrade existing facilities, they will require more microwave radio links for cellular backhaul. We believe this projected increased demand is driven by increased demand from developing nations and increased use of data-intensive applications.
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

Results of Operations
Three months ended March 31, 2008 and 2007
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended
	March 31,
	2008	2007
Total revenues	100.0%	100.0%

Cost of product revenues	70.8	72.0
Cost of product revenues, amortization of intangible assets	1.1	0.8
Research and development	20.0	16.3
Selling, general and administrative	23.7	21.7
Amortization of intangible assets	1.3	0.2

Total costs and expenses	116.9	111.0

Loss from operations	(16.9)	(11.0)
Interest and other income, net	3.2	5.7

Net loss	(13.7)%	(5.3)%

Total revenues

	Three months ended
	March 31,
	2008	2007	% Change
	(In thousands)
Total revenues	$14,181	$14,751	(3.9)%
Product revenues	$13,840	$14,593	(5.2)%
Development fees	$341	$158	115.8%
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
     Product revenues decreased $753,000 from the first quarter of 2007 to the first quarter of 2008. We experienced a $2.1 million decrease in revenues from our telecommunications customers which was offset in part by a $1.5 million increase in revenues from our defense and homeland security customers primarily due to revenues from our acquisition of ALC Microwave, Inc., or ALC. The decrease in telecommunication revenue was primarily attributable to decreased revenues from the former Siemens product lines of Nokia Siemens Networks as they reduced purchases of legacy products that historically had been outsourced to us. During the first quarter of 2008, revenues from our telecom OEM customers comprised 74% of our total revenues, compared with 85% in 2007. During the first quarter of 2008, revenues from our defense and homeland security and other customers comprised 26% of our total revenues, compared with 15% in 2007.
     The increase in development fees from the first quarter of 2007 to the first quarter of 2008 was attributable to increased development of custom-designed products for new and existing customers.
Cost of product revenues

	Three months ended
	March 31,
	2008	2007	% Change
	(In thousands)
Cost of product revenues	$10,043	$10,620	(5.4)%
Percentage of total revenues	70.8%	72.0%
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

     During the first quarter of 2008, the cost of product revenues as a percentage of revenues decreased primarily due to a change in product mix favoring certain higher margin products. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to $64,000 during the first quarter 2008 and $153,000 during the first quarter 2007.
     We continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.
Research and development expenses

	Three months ended
	March 31,
	2008	2007	% Change
	(In thousands)
Research and development expenses	$2,842	$2,405	18.2%
Percentage of total revenues	20.0%	16.3%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.
     During the first quarter of 2008, research and development costs increased both as a percentage of total revenues and in absolute dollars compared to the first quarter of 2007. The increase in research and development costs was primarily attributable to an increase of $242,000 in personnel-related expenses, an increase of $77,000 related to the acquisition of the engineering group from ALC, an increase of $75,000 for SFAS No. 123 (R) stock-based compensation expense and an increase of $43,000 in project-related expenses.
     During the remainder of 2008, we expect moderate increases in absolute dollars in research and development expenses as we continue our investment in development programs in both the telecommunication and defense electronics and homeland security related businesses.
Selling, general and administrative expenses

	Three months ended
	March 31,
	2008	2007	% Change
	(In thousands)
Selling, general and administrative expenses	$3,361	$3,199	5.1%
Percentage of total revenues	23.7%	21.7%

     Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.
     During the first quarter of 2008, selling, general and administrative expenses increased both as a percentage of total revenues and in absolute dollars compared to 2007 primarily due to a $173,000 increase in personnel-related expenses.
     During 2008, we anticipate selling, general and administrative expenses will be relatively flat in absolute dollar terms.

Amortization of intangible assets

	Three months ended
	March 31,
	2008	2007	% Change
	(In thousands)
Cost of product revenues, amortization of intangible assets	$149	$113	31.9%
Amortization of intangible assets	$179	$39	359.0%
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
     As part of our acquisition of JCA Technology, Inc., or JCA, in July 2004, we acquired $4.2 million of identifiable intangible assets, including $2.3 million for developed technology, $1.1 million for the tradename, $780,000 for customer relationships and $140,000 for customer backlog. These assets are subject to amortization and have approximate estimated useful lives as follows: developed technology – five years, customer backlog – six months and customer relationships – five years. The tradename intangible asset is not subject to amortization and will be evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.
     The amortization associated with developed technology is a charge to cost of product revenues. The amortization associated with developed technology was $149,000 and $113,000 for the first quarter of 2008 and 2007, respectively. The increase in cost of product revenues, amortization of intangible assets was due to $36,000 of amortization for the ALC developed technology.
     The amortization associated with customer backlog, customer relationships, non-compete and tradename is a charge to operating expenses. During the first quarter of 2008, the $179,000 of amortization was comprised of the following: $76,000 for customer relationships, $70,000 for customer backlog, $23,000 for the non-compete agreement and $10,000 for the tradename. During the first quarter of 2007, the $39,000 of amortization was due to the amortization of customer relationships of JCA. This increase in amortization was attributable to the amortization of the ALC intangibles.
Interest and other income, net

	Three months ended
	March 31,
	2008	2007	% Change
	(In thousands)
Interest and other income, net	$457	$845	(45.9)%
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location and gains and losses related to foreign currency transactions.
     The decrease in interest and other income, net during the first quarter of 2008 was primarily the result of decreased interest earned on our investments. We had a lower cash and investment balance due to our stock repurchase in the fourth quarter of 2007 and our acquisition of ALC during the second quarter of 2007. Additionally, interest rates have decreased significantly from the prior year especially on the highest rated investment vehicles leading to lower interest income. During the first quarter of 2008, we earned $457,000 of interest income and recognized $38,000 of other income from the amortization of the deferred gain from our sale of the Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions. During the first quarter of 2007, we earned $838,000 of interest income and recognized $39,000 of other income primarily from the amortization of the deferred gain from our sale of the Diamond Springs, California location partially offset by banking charges.
     Our functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency are remeasured into the functional currency at the time of the transaction. Foreign currency transaction losses consist of the remeasurement gains and losses that arise from exchange rate fluctuations related to our operations in Thailand. During the first quarter of 2008, we recorded a foreign currency transaction loss of $21,000. There were no such losses in the first quarter of 2007.
Liquidity and Capital Resources
     At March 31, 2008, we had $40.9 million of cash and cash equivalents, $5.0 million in short-term investments, $1.5 million in long-term investments, working capital of $59.0 million and no debt outstanding. The following table sets forth selected condensed consolidated statement of cash flows data:

	Three months ended
	March 31,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(1,140)	$(1,055)
Net cash provided by investing activities	3,092	1,455
Net cash (used in) provided by financing activities	(5)	107
Cash, cash equivalents, restricted cash, short- term and long-term investments at end of period	$47,451	$66,854
     During the first quarter of 2008 and the first quarter of 2007, we used $1.1 million of cash in operating activities. Our net loss adjusted for depreciation and other non-cash items, used cash of $349,000 in the first quarter of 2008. Our net loss adjusted for depreciation and other non-cash items, provided cash of $388,000 in the first quarter of 2007. During the first quarter of 2008, the remaining use of $791,000 in cash was primarily due to a $1.8 million increase in accounts receivable partially offset by a $646,000 increase in accounts payable and a $323,000 decrease in other assets. During the first quarter of 2007, the remaining use of $1.4 million of cash was primarily due to a $2.2 million increase in accounts receivable, a $1.3 million decrease in accounts payable, and a $1.1 million decrease in accrued compensation and other current and long-term liabilities partially offset by a $3.0 million decrease in inventories and a $147,000 decrease in other assets.
     Investing activities provided cash of $3.1 million in the first quarter of 2008 as compared to $1.5 million in the first quarter of 2007. The source of cash during the first quarter of 2008 was primarily the result of the sales and maturities of investments of $3.5 million partially offset by the purchase of equipment of $436,000. The source of cash during the first quarter of 2007 was primarily the result of the maturity of investments net of the purchases of investments of $1.4 million and the decrease of restricted cash of $118,000 partially offset by the purchase of equipment of $68,000.
     Financing activities used cash of $5,000 in the first quarter of 2008 primarily for the payment of capital leases. Financing activities provided cash of $107,000 in the first quarter of 2007 primarily due to proceeds from the exercise of employee stock options.
     At March 31, 2008, we had a net unrealized gain of $53,000 related to $6.5 million of investments in five debt securities. The increase in the value of these investments is primarily related to changes in interest rates. The investments all mature during 2008 or 2009 and we believe that we have the ability to hold these investments until the maturity date. Realized gains were $8,000 for the quarter ended March 31, 2008. During the first quarter of 2008, we recorded a foreign currency transaction loss of $21,000. There were no such losses during the first quarter of 2007.
     In order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. As a result of these challenges, we may increase our raw materials inventory and add more finished products to our key customers’ consignment stocks so that they will be better-positioned to meet their customers’ demand. These increases in raw materials and finished goods may increase our working capital needs in the future.
     We believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. With the exception of operating leases discussed in the notes to the consolidated financial statements included in this report, we have not entered into any off-balance sheet financing arrangements and we have not established or invested in any variable interest entities. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets. The following table summarizes our future cash obligations for operating leases and capital leases, excluding interest:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations:
Capital lease obligations, including interest	$61	$24	$37	$—	$—
Operating lease obligations	1,881	809	1,072	—	—

Total	$1,942	$833	$1,109	$—	$—

Recent Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of FSP 157-2 on our consolidated financial position and results of operations.

     Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes in our reported market risks since our report on market risks in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading corresponding to that set forth above. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash primarily in investments with short maturities. As of March 31, 2008, our investments in our portfolio were classified as cash equivalents, short-term investments and long-term investments. The cash equivalents and short-term investments consisted primarily of United States Treasury-backed money market funds and corporate notes. The long-term investment consisted of a corporate note. Since over 90% of our investments consist of cash equivalents and short-term investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.
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
     We currently pay a number of expenses related to our Thai personnel and office in Thai Bhat. During the first quarter of 2008, the total payments made in Thai Bhat were $230,000 and we recorded a related foreign currency transaction loss of $21,000.
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
     ** Indicates risk factor has been updated since our Annual Report on Form 10-K for the year ended December 31, 2007.
Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future.**
     We have had a history of losses. We had a net loss of $1.9 million for the first quarter of 2008. We also had net losses of $5.4 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nera or Nokia Siemens Networks, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.**
     We depend, and expect to continue to depend, on a relatively small number of telecom customers for a large portion of our revenues. The loss of any of our major customers, particularly Nera or Nokia Siemens Networks, or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. In the first three months of 2008 and in fiscal 2007, Nokia Siemens Networks (including Nokia and Siemens AG revenues for 2007 prior to their merger) accounted for 58% and 60% of our total revenues, respectively. In the first three months of 2008 and in fiscal 2007, revenues from Nera accounted for 10% and 14% of our total revenues, respectively. We had no other customers individually representing more than 10% of our total revenues for these periods.
We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.**
     We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 74% of our total revenues during the first quarter of 2008 and 79% of our total revenues in 2007.
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
     The telecommunications industry has undergone significant consolidation in the past few years and we expect that consolidation to continue. The acquisition of one of our major customers in this market, or one of the communications service providers supplied by one of our major customers, could result in delays or cancellations of orders of our products and, accordingly, delays or reductions in our anticipated revenues and reduced profitability or increased net losses. In particular, during April 2007, Nokia and Siemens merged their telecommunication network businesses.
Implementing our acquisition strategy could result in dilution to our stockholders and operating difficulties leading to a decline in revenues and operating profit.**
     One of our strategies is to grow through acquisitions. To that end, we have completed six acquisitions since our initial public offering in October 2000. We intend to continue to pursue acquisitions in our markets that we believe will be beneficial to our business. The process of investigating, acquiring and integrating any business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:
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
We are exposed to fluctuations in the market values of our investment portfolio.**
     Although we have not experienced any material losses on our cash, cash equivalents and short-term and long-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Although our portfolio has no auction rate or sub-prime mortgage securities, our  overall investment portfolio is currently and may in the future be concentrated in cash equivalents including money market funds. If any of the issuers of the securities we hold default on their obligations, or their credit ratings are negatively affected by liquidity, credit deterioration or losses, financial results, or other factors, the value of our cash equivalents and short-term and long-term investments could decline and result in a material impairment.
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
Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of March 31, 2008, we had 42 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2008 and 2027. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.

     To protect our intellectual property, we regularly enter into written confidentiality and assignment of rights to inventions agreements with our employees, and confidentiality and non-disclosure agreements with third parties, and generally control access to and distribution of our documentation and other proprietary information. These measures may not be adequate in all cases to safeguard the proprietary technology underlying our products. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or attempt to design around our patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited outside of the United States, Europe and Japan. We may not be able to obtain any meaningful intellectual property protection in other countries and territories. Additionally, we may, for a variety of reasons, decide not to file for patent, copyright, or trademark protection outside of the United States. Moreover we occasionally agree to incorporate a customer’s or supplier’s intellectual property into our designs, in which case we have obligations with respect to the non-use and non-disclosure of that intellectual property. We also license technology from other companies, including Northrop Grumman Corporation. There are no limitations on our rights to make, use or sell products we may develop in the future using the chip technology licensed to us by Northrop Grumman Corporation. Steps taken by us to prevent misappropriation or infringement of our intellectual property or the intellectual property of our customers may not be successful. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. Litigation of this type could result in substantial costs and diversion of our resources.
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
Our failure to compete effectively could reduce our revenues and margins.**
     Among merchant suppliers in the telecommunication network market, we primarily compete with Compel Electronics Inc., Filtronic plc, Microelectronics Technology Inc., Remec Broadband Wireless, Inc. and Teledyne Technologies Incorporated. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their high-frequency RF transceiver modules, rather than using merchant suppliers like us. Additionally, during the first three months of 2008 and in 2007, we experienced a decrease in revenues from the former Siemens product lines of Nokia Siemens Networks as they increased the use of their captive resources for the manufacture of their modules. We believe that over one-half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and the potential related sales. Further, if a telecom OEM were to sell its captive operation to a competitor, we would lose the opportunity to acquire those potential sales. In the defense electronics and homeland security markets, we compete both with internal captive groups within many of the large defense OEMs, along with other companies such as Aeroflex Incorporated, AML Communications Inc., Chelton, Ltd., Ciao Wireless, CTT Inc., Herley Industries, Inc., KMIC Technology, Inc., M/A-Com, Miteq, Inc. and Teledyne Technologies Incorporated.
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
Risks Relating to Ownership of Our Stock
The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.**
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. In the first three months of 2008, the lowest daily closing sales price for our common stock was $5.70 and the highest daily closing sales price for our common stock was $7.62. In 2007, the lowest daily closing sales price for our common stock was $5.92 and the highest daily closing sales price for our common stock was $13.59. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
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

     Item 6. Exhibits.

Number	Description
2.1(1)	Stock Purchase Agreement among the Registrant and the stockholders and option holders of ALC Microwave, Inc. dated April 19, 2007.

3.1(2)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(2)	Amended and Restated Bylaws effective October 20, 2000.

3.4(4)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.5(5)	Certificate of Designation for Series B Preferred Stock.

3.6(6)	Amendment to Amended and Restated Bylaws.

3.7(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.

4.1(2)	Form of specimen Common Stock Certificate.

4.2(4)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.

4.3(4)	Form of Rights Certificate

4.4(5)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.

4.5(5)	Warrant issued to Oak Investment Partners XI, Limited Partnership.

4.6(8)	Amendment No. 1 to Rights Agreement, dated as of December 21, 2007, between the Registrant and ComputerShare Trust Company, Inc.

10.1(2)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(2)*	1992 Stock Option Plan.

10.3(2)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(2)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(9)*	2007 Equity Incentive Plan.

10.6(10)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.

10.7(10)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.

10.8(2)*	2000 Employee Stock Purchase Plan.

10.9(2)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.10(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.11(2)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.12(12)*	Description of Compensation Payable to Non-Employee Directors.

10.13(12)*	2008 Base Salaries for Named Executive Officers.

10.14(12)*	2008 Executive Incentive Compensation Plan.

10.15(17)*	Executive Officer Severance and Retention Plan.

10.16(2)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.17(13)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.

10.18(13)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.

10.19(14)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

10.20(14)†	Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated July 25, 2006.

10.21(15)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.

10.22(16)	Amended and Restated Settlement Agreement by and between the Registrant and Arthur Steinberg, as receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd., dated December 20, 2007.

10.23(8)	Stock Purchase Agreement, dated December 21, 2007, entered into between the Registrant, Wood River Partners, L.P., Wood River Partners Offshore, Ltd. and, for the limited purpose set forth therein, Arthur J. Steinberg, solely in his capacity as Receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd. and not in his individual capacity.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 5, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

(9)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No.333-144851) and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No.333-144054) and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2008	ENDWAVE CORPORATION
	By:	/s/ Edward A. Keible, Jr.
Edward A. Keible, Jr.
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Brett W. Wallace
Brett W. Wallace
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.