Form 10-Q
period 2008-06-30
ENDWAVE CORP
filed 2008-08-11
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
000-31635
(Commission file number)

ENDWAVE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-4333817 (I.R.S. Employer Identification No.)

130 Baytech Drive San Jose, CA (Address of principal executive offices)	95134 (Zip code)
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
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     The number of shares of the registrant’s common stock outstanding as of July 25, 2008 was 9,216,772 shares. The number of shares of the registrant’s preferred stock outstanding as of July 25, 2008 was 300,000 shares.

ENDWAVE CORPORATION

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$33,352	$38,992
Short-term investments	9,469	5,464
Accounts receivable, net	10,833	9,362
Inventories	15,130	12,434
Other current assets	778	1,168

Total current assets	69,562	67,420
Long-term investments	1,222	4,501
Property and equipment, net	3,421	2,999
Other assets, net	242	212
Restricted cash	625	25
Goodwill and intangible assets, net	6,817	7,432

	$81,889	$82,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,045	$3,422
Accrued warranty	2,803	2,712
Accrued compensation	2,630	2,240
Other current liabilities	696	2,251

Total current liabilities	10,174	10,625
Other long-term liabilities	29	116

Total liabilities	10,203	10,741

Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 300,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,216,760 and 9,174,622 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	9	9
Additional paid-in capital	347,486	345,038
Treasury stock, at cost, 39,150 shares at December 31, 2007	—	(79)
Accumulated other comprehensive income (loss)	1	(6)
Accumulated deficit	(275,810)	(273,114)

Total stockholders’ equity	71,686	71,848

	$81,889	$82,589

(1)	2f Derived from the Company’s audited consolidated financial statements as of December 31, 2007.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Product revenues	$17,033	$13,138	$30,873	$27,731
Development fees	247	401	588	559

Total revenues	17,280	13,539	31,461	28,290

Costs and expenses:
Cost of product revenues*	11,688	10,208	21,731	20,828
Cost of product revenues, amortization of intangible assets	149	137	298	250
Research and development*	2,930	2,709	5,772	5,114
Selling, general and administrative*	3,366	3,280	6,727	6,479
Amortization of intangible assets	179	133	358	172

Total costs and expenses	18,312	16,467	34,886	32,843

Loss from operations	(1,032)	(2,928)	(3,425)	(4,553)
Interest and other income, net	294	1,021	751	1,866

Loss before provision for income taxes	(738)	(1,907)	(2,674)	(2,687)
Provision for income taxes	22	—	22	—

Net loss	$(760)	$(1,907)	$(2,696)	$(2,687)

Basic and diluted net loss per share	$(0.08)	$(0.16)	$(0.29)	$(0.23)

Shares used in computing basic and diluted net loss per share	9,187,183	11,601,642	9,164,682	11,575,716

*	Includes the following amounts related to stock-based compensation:

Cost of product revenues	$192	$190	$366	$295
Research and development	243	231	469	382
Selling, general and administrative	645	727	1,250	1,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	June 30,
	2008	2007
Operating activities:
Net loss	$(2,696)	$(2,687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	552	445
Amortization of intangible assets	656	422
Stock compensation expense	2,085	1,990
Amortization of investments, net	2	(8)
Gain on sale of investments	(45)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,471)	61
Inventories	(2,690)	5,569
Other assets	360	(153)
Accounts payable	623	(1,273)
Accrued warranty	91	(282)
Accrued compensation, other current liabilities and other long-term liabilities	(254)	(1,339)

Net cash provided by (used in) operating activities	(2,787)	2,745

Investing activities:
Purchase of ALC Microwave, Inc., net of cash acquired	(1,027)	(5,763)
Change in restricted cash	(600)	236
Proceeds on sale of property	—	11
Purchases of property and equipment	(974)	(575)
Proceeds on sales and maturities of investments	7,157	38,345
Purchases of investments	(7,845)	(37,629)

Net cash used in investing activities	(3,289)	(5,375)

Financing activities:
Payments on capital leases	(12)	—
Proceeds from common stock issuance	434	368
Proceeds from exercises of stock options, net of issuance costs	2	132

Net cash provided by financing activities	424	500

Effects of foreign exchange rate changes on cash and cash equivalents	12	—

Net decrease in cash and cash equivalents	(5,640)	(2,130)
Cash and cash equivalents at beginning of period	38,992	26,176

Cash and cash equivalents at end of period	$33,352	$24,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business and Basis of Presentation
     Endwave Corporation and its wholly-owned subsidiary, Endwave Defense Systems Incorporated (together referred to as “Endwave” or the “Company”), design, manufacture and market radio frequency (“RF”) modules that enable the transmission, reception and processing of high-frequency signals in telecommunication networks and non-telecommunication networks such as defense electronics, homeland security and other systems. The Company’s RF modules are typically used in high-frequency applications and include:
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
2. Restricted Cash
          At June 30, 2008, the Company had a restricted cash balance of $625,000, which included two certificates of deposit held by a financial institution as collateral for two letters of credit in connection with the Company’s building leases. During the second quarter of 2008, the Company executed an agreement to lease approximately 31,000 square feet in Folsom, California. The lease term will commence on November 1, 2008 and will terminate on November 30, 2013. In connection with this lease, the Company established a $600,000 certificate of deposit as collateral for a letter of credit. The letter of credit terms permit an annual 25% reduction of the certificate of deposit at the end of each year of the lease.

     In addition, the Company had a $25,000 certificate of deposit that secures a letter of credit in connection with the Company’s building lease in Andover, Massachusetts. The $25,000 certificate of deposit will be maintained by the Company for the term of the lease.
3. Investments
     The following fair value amounts have been determined using available market information.

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
United States government agency	$4,006	$3	$—	$4,009
Corporate securities	6,684	8	(10)	6,682

Total	$10,690	$11	$(10)	$10,691

Cash equivalents:
Commercial paper	$2,997	$—	$—	$2,997
United States government agency	29,192	—	—	29,192

Total	$32,189	$—	$—	$32,189

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
United States government agency	$1,496	$4	$—	$1,500
Corporate securities	8,463	8	(6)	8,465

Total	$9,959	$12	$(6)	$9,965

Cash equivalents:
Commercial paper	$7,195	$—	$—	$7,195
     At June 30, 2008, the Company had $9.5 million of short-term investments with maturities of less than one year and $1.2 million of long-term investments with maturities between one and two years.
     At June 30, 2008, the Company had investments of $4.4 million with an unrealized loss of $10,000. At June 30, 2008, no investments had been in a loss position for a period greater than one year. The investments mature through 2009 and the Company believes that it has the ability to hold these investments until the maturity date. Realized gains were $37,000 and $45,000 for the three and six month periods ended June 30, 2008, respectively. Realized gains and losses were insignificant for the three and six month periods ended June 30, 2007.
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
     The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of June 30, 2008 (in thousands):

		Quoted Prices in
		Active Markets of	Significant Other
	Balance as of	Identical Assets	Observable Inputs
	June 30, 2008	(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market funds	$15,205	$15,205	$—
Commercial paper	2,997	—	2,997
United States government agency	13,987	—	13,987
Short-term investments:
United States government agency	4,009	—	4,009
Corporate securities	5,460	—	5,460
Long-term investments:
Corporate securities	1,222	—	1,222

Total	$42,880	$15,205	$27,675

Liabilities:	$—	$—	$—
     The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of June 30, 2008, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).
4. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$10,328	$9,630
Work in process	2,182	1,365
Finished goods	2,620	1,439

	$15,130	$12,434

5. Goodwill and Intangible Assets
Goodwill
     At June 30, 2008, the Company had goodwill of $3.0 million, $1.6 million associated with its purchase of JCA Technology, Inc. (“JCA”) in July of 2004 and $1.4 million associated with its purchase of ALC Microwave, Inc. (“ALC”) in April of 2007. The Company conducted its 2007 annual goodwill impairment analysis of the JCA and ALC related goodwill in the third quarter of 2007 and no goodwill impairment was indicated.
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
     The components of intangible assets as of June 30, 2008 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$3,130	$(1,934)	$1,196
Tradename	1,290	(45)	1,245
Customer relationships	1,680	(786)	894
Customer backlog	700	(467)	233
Non-compete agreement	370	(108)	262

Total intangible assets	$7,170	$(3,340)	$3,830

     The components of intangible assets as of December 31, 2007 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$3,130	$(1,636)	$1,494
Tradename	1,290	(27)	1,263
Customer relationships	1,680	(633)	1,047
Customer backlog	700	(327)	373
Non-compete agreement	370	(61)	309

Total intangible assets	$7,170	$(2,684)	$4,486

     The amortization of developed technology is a charge to cost of product revenues and was $149,000 and $137,000 for the three months ended June 30, 2008 and 2007, respectively, and was $298,000 and $250,000 for the six months ended June 30, 2008 and 2007, respectively. Amortization of all other intangible assets is a charge to operating expenses and was $179,000 and $133,000 for the three months ended June 30, 2008 and 2007, respectively, and was $358,000 and $172,000 for the six months ended June 30, 2008 and 2007, respectively.
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
     The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31,
2008 (July 1 through December 31)	$658
2009	874
2010	428
2011	366
Thereafter	444

Total	$2,770

6. Warranty
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
     Changes in the Company’s product warranty liability during the six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Six months ended June 30,
	2008	2007
Balance at January 1	$2,712	$2,928
Warranties accrued	376	503
Warranties settled or reversed	(285)	(627)

Balance at June 30	$2,803	$2,804

7. Commitments and Contingencies
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
     The Company’s future annual minimum lease payments under non-cancelable operating leases is as follows (in thousands):

Years Ending December 31
2008 (July 1 through December 31)	$444
2009	1,016
2010	907
2011	787
2012	538
Thereafter	509

Total	$4,201

8. Stockholder’s Equity
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
     The exchange of original options for new options was treated as a modification of the original options in accordance with SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123 (R)”). As such, the Company will continue to incur compensation cost for the incremental difference between the fair value of the new options and the fair value of the original options immediately before modification, reflecting the current facts and circumstances on the modification date, over the expected term of the new options.

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
     The effect of recording stock-based compensation for the three months ended June 30, 2008 and 2007 was as follows (in thousands, except per share data):

	Three months ended June 30,
	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$907	$1,054
Employee stock purchase plan	171	111
Amounts capitalized into inventory during the three month period	(19)	(28)
Amounts previously capitalized into inventory and expensed	21	11

Total stock-based compensation	1,080	1,148
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$1,080	$1,148

Impact on net loss per share — basic and diluted	$(0.12)	$(0.10)

     The effect of recording stock-based compensation for the six months ended June 30, 2008 and 2007 was as follows (in thousands, except per share data):

	Six months ended June 30,
	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$1,798	$1,838
Employee stock purchase plan	293	180
Amounts capitalized into inventory during the six month period	(41)	(28)
Amounts previously capitalized into inventory and expensed	35	—

Total stock-based compensation	2,085	1,990
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$2,085	$1,990

Impact on net loss per share — basic and diluted	$(0.23)	$(0.17)

     During the three months ended June 30, 2008 and 2007, the Company granted options to purchase 56,800 and 208,500 shares of common stock, respectively, with an estimated total grant-date fair value of $147,000 and $1.1 million, respectively. Of these amounts, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $17,000 and $287,000, respectively.
     During the six months ended June 30, 2008, the Company granted options to purchase 960,021 shares of common stock, including 327,921 options granted as part of the Exchange Offer noted above. The 327,921 options granted as part of the Exchange Offer had an estimated total grant-date fair value of $607,000 or $1.85 per option. The remaining 632,100 options had an estimated total grant-date fair value of $2.1 million or $3.28 per option. The total estimated grant-date fair value of all 960,021 options granted was $2.7 million. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was a total of $765,000.

     During the six months ended June 30, 2007, the Company granted options to purchase 748,250 shares of common stock with an estimated total grant-date fair value of $4.8 million. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $1.4 million.
     As of June 30, 2008, the unrecorded stock-based compensation balance related to all stock options was $2.8 million, net of estimated forfeitures, and will be recognized over an estimated weighted-average service period of 1.5 years. As of June 30, 2008, the unrecorded stock-based compensation balance related to the employee stock purchase plan was $541,000, net of estimated forfeitures, and will be recognized over an estimate weighted-average service period of 0.7 years.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.38% – 2.80%	4.54% – 4.59%	2.32% – 2.80%	4.54% – 4.80%
Expected life of options	2.2 years	3.4 years	3.5 years	3.6 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	70%	70%	70%	70%
     The fair value of purchase rights under the employee stock purchase plan is determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.05% – 4.74%	4.67% – 5.07%	2.05% – 4.74%	4.67% – 5.07%
Expected life of options	1.2 years	1.1 years	1.2 years	1.2 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	51%	51%	51%	51%
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
     The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $5,000 and $24,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $6,000 and $123,000, respectively.
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

     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2007	2,465,436	$13.19
Options granted	960,021	6.58
Options exercised	(1,075)	1.92
Options cancelled	(466,309)	24.04

Outstanding at June 30, 2008	2,958,073	$9.33	8.11	$891

Options vested and exercisable and expected to be exercisable at June 30, 2008	2,607,222	$9.44	7.97	$878
Options vested and exercisable at June 30, 2008	1,200,848	$9.98	6.80	$830
     At June 30, 2008, the Company had 1,935,645 options available for grant under its equity incentive plans.
     The options outstanding and options vested and exercisable at June 30, 2008 were in the following exercise price ranges:

				Options Vested and Exercisable
Options Outstanding at June 30, 2008				At June 30, 2008
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$ 0.76 - $6.37	228,007	$2.93	5.93	175,372	$1.91
$ 6.59 - $6.59	896,171	$6.59	9.62	600	$6.59
$ 6.60 - $9.75	199,160	$9.07	7.72	108,305	$9.08
$ 9.77 - $9.77	329,122	$9.77	7.61	183,016	$9.77
$ 9.90 - $10.22	446,328	$10.10	6.86	327,145	$10.17
$10.23 - $12.90	227,155	$11.97	7.42	143,916	$11.95
$13.23 - $13.23	513,350	$13.23	8.63	161,650	$13.23
$15.14 - $19.30	114,627	$16.64	6.84	96,691	$16.58
$20.32 - $20.32	124	$20.32	1.74	124	$20.32
$21.47 - $21.47	4,029	$21.47	6.61	4,029	$21.47

	2,958,073	$9.33	8.11	1,200,848	$9.98

Employee Stock Purchase Plan
     In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. During the second quarter of 2008, there were 80,213 shares issued under the purchase plan at a weighted average price of $5.41 per share. During the second quarter of 2007, there were 42,345 shares issued under the purchase plan at a weighted average price of $8.70 per share. At June 30, 2008, there were 349,127 shares available for purchase under the purchase plan.
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
     As of June 30, 2008, 300,000 preferred shares were outstanding, which are convertible into 3,000,000 shares of common stock. Additionally, as of June 30, 2008, the Company had an outstanding warrant that granted the holder the right to purchase 90,000 shares of preferred stock, which are convertible into 900,000 shares of common stock.
     As the Company incurred net losses for all periods presented, shares associated with common stock issuable upon the conversion of the preferred shares or the exercise of the outstanding warrant were not included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. Also, potential dilutive common shares of 2,958,073 as of June 30, 2008 and 2,448,367 as of June 30, 2007 from the assumed exercise of stock options were not included in the net loss per share calculations as their inclusion would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for all periods presented.
     During the first quarter of 2008, the Company retired 39,150 shares of common stock, reducing the number of outstanding shares of common stock. This did not have a significant impact on the weighted average number of common shares calculated for use in the net loss per share calculations.
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
     The components of comprehensive income (loss) were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(760)	$(1,907)	$(2,696)	$(2,687)
Foreign currency translation adjustments	19	—	12	—
Change in unrealized gain (loss) on investments	(52)	(22)	(5)	(15)

Total comprehensive loss	$(793)	$(1,929)	$(2,689)	$(2,702)

     11. Segment Disclosures
     The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s total revenues by billing location for the periods ended June 30 were as follows (in thousands):

	Three months ended June 30,
	2008		2007
United States	$4,091	23.7%	$2,735	20.2%
Finland	10,614	61.4%	6,438	47.6%
Italy	188	1.1%	598	4.4%
Norway	36	0.2%	705	5.2%
Slovakia	328	1.9%	2,179	16.1%
Singapore	929	5.4%	6	0.0%
Rest of the world	1,094	6.3%	878	6.5%

Total	$17,280	100.0%	$13,539	100.0%

	Six months ended June 30,
	2008		2007
United States	$7,225	23.0%	$4,846	17.1%
Finland	18,218	57.9%	12,523	44.3%
Italy	823	2.6%	3,140	11.1%
Norway	70	0.2%	3,008	10.6%
Slovakia	1,656	5.3%	2,973	10.5%
Singapore	1,392	4.4%	40	0.2%
Rest of the world	2,077	6.6%	1,760	6.2%

Total	$31,461	100%	$28,290	100%

     For the three months ended June 30, 2008, Nokia Siemens Networks accounted for 62% of the Company’s total revenues. For the three months ended June 30, 2007, Nokia Siemens Networks and Nera accounted for 52% and 21%, respectively, of the Company’s total revenues.
     For the six months ended June 30, 2008, Nokia Siemens Networks accounted for 60% of the Company’s total revenues. For the six months ended June 30, 2007, Nokia Siemens Networks (including Nokia and Siemens AG revenues for 2007 prior to their merger) and Nera accounted for 55% and 21%, respectively, of the Company’s total revenues.
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
Overview
     We design, manufacture and market radio frequency, or RF, modules that enable the transmission, reception and processing of high frequency signals in telecommunication networks and non-telecommunication networks such as defense electronics, homeland security and other systems. Our RF modules are typically used in high-frequency applications and include integrated transceivers, amplifiers, synthesizers, oscillators, up and down converters, frequency multipliers and microwave switch arrays.
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
     We also believe the demand for high-frequency RF modules within various non-telecommunication networks such as defense electronics, homeland security and other systems is increasing. We are seeing increased demand in defense electronics systems as high frequency RF modules are being used in sophisticated radar systems, electronic warfare systems, intelligent battlefield systems and high-capacity communication systems. Due to the need for greater resolution, more comprehensive real-time information and better communication on the battlefield, the United States military’s demand for high-frequency RF modules in the defense electronics market is growing. Similarly, the global escalation of terrorist and insurgency threats is resulting in increased governmental and private concern over providing adequate security measures. Many new, more capable systems are utilizing high-frequency RF signals for various detection and imaging systems applied to threats of violence.
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

Results of Operations
Three and six months ended June 30, 2008 and 2007
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of product revenues	67.6	75.4	69.1	73.6
Cost of product revenues, amortization of intangible assets	0.9	1.0	0.9	0.9
Research and development	17.0	20.0	18.4	18.1
Selling, general and administrative	19.5	24.2	21.4	22.9
Amortization of intangible assets	1.0	1.0	1.1	0.6

Total costs and expenses	106.0	121.6	110.9	116.1

Loss from operations	(6.0)	(21.6)	(10.9)	(16.1)
Interest and other income, net	1.7	7.5	2.4	6.6

Loss before provision for income taxes	(4.3)	(14.1)	(8.5)	(9.5)
Provision for income taxes	0.1	—	0.1	—

Net loss	(4.4)%	(14.1)%	(8.6)%	(9.5)%

Total revenues

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Total revenues	$17,280	$13,539	27.6%	$31,461	$28,290	11.2%
Product revenues	$17,033	$13,138	29.6%	$30,873	$27,731	11.3%
Development fees	$247	$401	(38.4%)	$588	$559	5.2%
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
     During the three months ended June 30, 2008, total revenues increased by 28% compared to the same period in 2007. We experienced an increase from both our non-telecommunication and telecommunication customers. We experienced a $2.3 million increase in revenues from our non-telecommunication customers and an increase of $1.5 million in revenues from our telecommunication customers.
     During the six months ended June 30, 2008, total revenues increased by 11% compared to the same period in 2007. We experienced a $3.7 million increase in revenues from our non-telecommunication customers which was partially offset by a $577,000 decrease in revenues from our telecommunication customers.
Cost of product revenues

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Cost of product revenues	$11,688	$10,208	14.5%	$21,731	$20,828	4.3%
Percentage of total revenues	67.6%	75.4%		69.1%	73.6%

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
     During the second quarter of 2008, the cost of product revenues as a percentage of revenues decreased compared to the same period in 2007, primarily attributable to the increased absorption of our overhead costs resulting from increased production and a change in product mix favoring certain higher margin products. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to $44,000 during the second quarter 2008 and $279,000 during the second quarter 2007.
     During the first half of 2008, the cost of product revenues as a percentage of revenues decreased compared to the same period in 2007, primarily attributable to the increased absorption of our overhead costs resulting from increased production and to a change in product mix favoring certain higher margin products. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to $108,000 during the first half of 2008 and $415,000 during the first half of 2007.
     We continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.
Research and development expenses

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Research and development expenses	$2,930	$2,709	8.2%	$5,772	$5,114	12.9%
Percentage of total revenues	17.0%	20.0%		18.4%	18.1%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.
     During the second quarter of 2008, research and development expenses increased in absolute dollars compared to the same period in 2007. The increase in research and development costs was primarily attributable to an increase of $443,000 in personnel-related expenses which was partially offset by a decrease of $269,000 in project-related expenses.
     During the first half of 2008, research and development expenses increased in absolute dollars compared to the same period in 2007. The increase in research and development expenses in absolute dollars was primarily attributable to an increase of $729,000 in personnel-related expenses and an increase of $87,000 for stock based compensation which were partially offset by a decrease of $223,000 in project-related expenses.
     During the remainder of 2008, we expect moderate increases in absolute dollars in research and development expenses as we continue our investment in development programs in both the telecommunication and non-telecommunication businesses.

Selling, general and administrative expenses

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expenses	$3,366	$3,280	2.6%	$6,727	$6,479	3.8%
Percentage of total revenues	19.5%	24.2%		21.4%	22.9%
     Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.
     During the second quarter of 2008, selling, general and administrative expenses increased in absolute dollars compared to the same period in 2007. The increase in absolute dollars was primarily attributable to an increase of $393,000 in personnel-related expenses which was partially offset by a decrease of $114,000 in professional services and a decrease of $82,000 for stock based compensation.
     During the first half of 2008, selling, general and administrative expenses increased in absolute dollars compared to the same period in 2007. The increase in absolute dollars was primarily attributable to an increase of $564,000 in personnel-related expenses which was partially offset by a decrease of $194,000 in professional services and a decrease of $63,000 for stock based compensation.
     During the remainder of 2008, we anticipate selling, general and administrative expenses will be relatively flat in absolute dollar terms.
Amortization of intangible assets

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Cost of product revenues, amortization of intangible assets	$149	$137	8.8%	$298	$250	19.2%
Amortization of intangible assets	$179	$133	34.6%	$358	$172	108.1%
     As part of our acquisition of ALC Microwave, Inc., or ALC, in April 2007, we acquired $2.9 million of identifiable intangible assets, including $900,000 for customer relationships, $880,000 for developed technology, $560,000 for customer backlog, $370,000 for the non-compete agreement and $230,000 for the tradename. These assets are subject to amortization and have approximate estimated useful lives as follows: customer relationships — six years, developed technology — six years, customer backlog — two years, non-compete agreement — four years, and tradename — six years.
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
     The amortization associated with developed technology is a charge to cost of product revenues. The amortization associated with developed technology was $149,000 and $137,000 for three months ended June 30, 2008 and 2007, respectively.

     During the first half of 2008, the amortization associated with developed technology was $298,000 compared to $250,000 during the first half of 2007.
     The amortization associated with the customer backlog, customer relationships, non-compete and tradename is a charge to operating expenses. During the second quarter of 2008, the $179,000 of amortization was comprised of the following: $77,000 for customer relationships, $70,000 for customer backlog, $24,000 for the non-compete agreement and $8,000 for the tradename. During the second quarter of 2007, the $133,000 of amortization was comprised of the following: $64,000 for customer relationships, $47,000 for customer backlog, $15,000 for the non-compete agreement and $7,000 for the tradename. This increase was attributable to the amortization of ALC intangibles.
     During the first half of 2008, total amortization of $358,000 was comprised of the following: $153,000 for customer relationships, $140,000 for customer backlog, $47,000 for the non-compete agreement and $18,000 for the tradename. During the first half of 2007, total amortization of $172,000 was comprised of the following: $103,000 for customer relationships, $47,000 for customer backlog, $15,000 for the non-compete agreement and $7,000 for the tradename. This increase was attributable to the amortization related to the ALC intangibles.
Interest and other income, net

	Three months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Interest and other income, net	$294	$1,021	(71.2%)	$751	$1,866	(59.8%)
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location and gains and losses related to foreign currency transactions.
     The decrease in interest and other income, net during both the three and six months ended June 30, 2008 was primarily the result of decreased interest earned on our investments. We had a lower cash and investment balance due to our stock repurchase in the fourth quarter of 2007 and our acquisition of ALC during the second quarter of 2007. Additionally, interest rates have decreased significantly from the prior year, especially on the highest rated investment vehicles, leading to lower interest income. During the second quarter of 2008, we earned $254,000 of interest income, recognized a gain of $37,000 from the sale of securities and recognized $38,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions. During the second quarter of 2007, we earned $993,000 of interest income and recognized $38,000 of other income primarily from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges.
     During the first half of 2008, we earned $707,000 of interest income, recognized a gain of $45,000 from the sales of securities and recognized $77,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions. During the first half of 2007, we earned $1.8 million of interest income and recognized $77,000 of other income primarily from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges.
     Our functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency are remeasured into the functional currency at the time of the transaction. Foreign currency transaction losses consist of the remeasurement gains and losses that arise from exchange rate fluctuations related to our operations in Thailand. The foreign currency transaction loss was $19,000 during the second quarter of 2008 and $41,000 during the first half of 2008. There were no such losses during the first half of 2007.

Liquidity and Capital Resources
     At June 30, 2008, we had $33.4 million of cash and cash equivalents, $9.5 million in short-term investments, $1.2 million in long-term investments, working capital of $59.4 million and no debt outstanding. The following table sets forth selected condensed consolidated statement of cash flows data:

	Six months ended
	June 30,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$(2,787)	$2,745
Net cash used in investing activities	(3,289)	(5,375)
Net cash provided by financing activities	424	500
Cash, cash equivalents, restricted cash, short- term and long-term investments at end of period	$44,668	$64,759
     During the first half of 2008, operating activities used $2.8 million of cash as compared to the first half 2007 which provided $2.7 million of cash. During the first half of 2008, our net loss, adjusted for depreciation and other non-cash items, contributed $554,000 of cash in the first half of 2008 as compared to $162,000 in first half of 2007. During the first half of 2008, the remaining use of $3.3 million of cash was primarily due to a $2.7 million increase in inventory, a $1.5 million increase in accounts receivable and a $254,000 decrease in accrued compensation and other current and long-term liabilities which were partially offset by a $623,000 increase in accounts payable, a $360,000 decrease in other assets and a $91,000 increase in accrued warranty. During the first half of 2007, the remaining $2.6 million of cash provided by operating activities was primarily due to a $5.6 million decrease in inventory which was partially offset by a $1.3 million decrease in accounts payable, a $282,000 decrease in accrued warranty and a $1.3 million decrease in accrued compensation and other current and long-term liabilities.
     During the first half of 2008, investing activities used $3.3 million of cash as compared to the first half of 2007 which used $5.4 million of cash. The use of cash during the first half of 2008 was due the $1.0 million final payment for the purchase of ALC, a $600,000 increase to restricted cash, the purchase of $974,000 of property and equipment and a net increase to investments of $688,000. The use of cash during the first half of 2007 was due to $5.8 million used for the purchase of ALC and the purchase of $575,000 of property and equipment which were partially offset by a $236,000 decrease in restricted cash.
     During the first half of 2008, financing activities provided $424,000 of cash as compared to the first half of 2007 which provided $500,000 of cash. During the first half of 2008, we received $434,000 of cash from the proceeds of stock issuance which was partially offset by capital lease payments. During the first half of 2007, we received $368,000 of cash from the proceeds of stock issuance and $132,000 from the exercise of stock options.
     At June 30, 2008, we had a net unrealized gain of $1,000 related to $10.7 million of investments in 12 debt securities. The investments all mature during 2008 or 2009 and we believe that we have the ability to hold these investments until the maturity date. Realized gains were $37,000 for the quarter ended June 30, 2008 and $45,000 for the first half of 2008. There were no such gains during the second quarter of 2007 or the first half of 2007. During the first half of 2008, we recorded a foreign currency transaction loss of $41,000. There were no such losses during the second quarter of 2007.
     In order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. As a result of these challenges, we may increase our raw materials and finished goods inventory so that they will be better-positioned to meet their customers’ demand. We currently have inventory consigned to a customer location and may increase this inventory in the future. Generally, if the consigned inventory is not withdrawn by our customer within a certain period of time we have the ability to invoice the customer for the consigned inventory. These increases in raw materials and finished goods may increase our working capital needs in the future.
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

	Payments Due by Period
		Less Than 1			More Than 5
	Total	Year	1 - 3 Years	3-5 Years	Years
	(In thousands)
Contractual Obligations:
Capital lease obligations, including interest	$55	$24	$31	$—	$—
Operating lease obligations	4,201	1,002	1,825	1,143	231

Total	$4,256	$1,026	$1,856	$1,143	$231

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

     Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes in our reported market risks since our report on market risks in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading corresponding to that set forth above. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash primarily in investments with short maturities. As of June 30, 2008, our investments in our portfolio were classified as cash equivalents, short-term investments and long-term investments. The cash equivalents and short-term investments consisted primarily of United States government agency notes, United States government money market funds, commercial paper and corporate notes. The long-term investments consisted of corporate notes. Since over 90% of our investments consist of cash equivalents and short-term investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.
     Currently, all sales to international customers are denominated in United States dollars and, accordingly, we are not exposed to foreign currency rate risks in connection with these sales. However, if the dollar were to strengthen relative to other currencies that could make our products less competitive in foreign markets and thereby lead to a decrease in revenues attributable to international customers.
     We currently pay a number of expenses related to our Thai personnel and office in Thai Bhat. During the first half of 2008, the total payments made in Thai Bhat were $465,000 and we recorded a related foreign currency transaction loss of $41,000.
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
     Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our chief executive officer and our chief financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system no matter how well designed and operated cannot provide absolute assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future.**
     We have had a history of losses. We had a net loss of $2.7 million for the first half of 2008. We also had net losses of $5.4 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nokia Siemens Networks, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.**
     We depend, and expect to continue to depend, on a relatively small number of telecom customers for a large portion of our revenues. The loss of any of our major customers, particularly Nokia Siemens Networks, or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. Revenues from Nokia Siemens Networks (including Nokia and Siemens AG revenues for 2007 prior to their merger) accounted for 60% our total revenues in both the first six months of 2008 and in fiscal 2007.
We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.**
     We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 72% of our total revenues during the first half of 2008 and 79% of our total revenues in 2007.
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
Our future success depends in part on our ability to further penetrate into new non-telecommunication markets, such as defense electronics, homeland security and other systems, and we may be unable to do so.**
     Historically, a large majority of our revenues have been attributable to sales of our RF modules to telecom OEMs such as Nokia Siemens Networks. Part of our growth strategy is to design and sell high-frequency RF modules for and to OEMs and systems integrators in new non-telecommunication markets, particularly defense electronics, homeland security and other systems. To date, only a modest percentage of our revenues have been attributable to sales of RF modules to these alternate markets. We are designing and selling products for the emerging homeland security market. The potential size of this market is unclear and we cannot predict how the market will evolve. If increased demand for high-frequency RF modules in non-telecommunication markets does not materialize, or if we fail to secure new design wins in these markets or if we are unable to design readily manufacturable products for these new markets, our growth and revenues could be adversely impacted, thereby decreasing our profitability or increasing our net losses.

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

Our cash requirements will be impacted by our need to increase inventories.**
     As part of our expansion in the telecommunications market and our increased emphasis on the non-telecommunication markets, we have significantly increased the number of our products during recent fiscal years. The products we manufacture require hundreds or thousands of components obtained from a wide variety of suppliers and we have faced component shortages and quality issues from our suppliers from time to time. In addition, in order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. As a result of these challenges, we have significant raw materials inventory and finished products in our key customers’ consignment stocks so that they will be better-positioned to meet their own customers’ demand. Increased inventory of raw materials and finished goods may consume additional capital in the future.
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
We may not be able to manufacture and deliver our products as quickly as our customers require, which could cause us to lose sales and would harm our reputation.**
     We may not be able to manufacture products and deliver them to our customers at the times and in the volumes they require. Manufacturing delays and interruptions can occur for many reasons, including, but not limited to:
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
     As part of our strategy, we may expand our domestic manufacturing capacity beyond the level required for our current sales in order to accommodate anticipated increases in our non-telecommunication business. As a result, our domestic manufacturing facilities may be underutilized from time to time. Conversely, if we do not maintain adequate manufacturing capacity to meet demand for our non-telecommunication products, we may lose opportunities for additional sales. Any failure to have sufficient manufacturing capacity to meet demand could cause us to lose revenues, thereby reducing our profitability, or increasing our net losses, and could harm our reputation with customers.
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

Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of June 30, 2008, we had 43 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2008 and 2027. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
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
Our failure to compete effectively could reduce our revenues and margins.**
     Among merchant suppliers in the wireless telecommunication market who provide integrated transceivers to radio OEMs, we primarily compete with Compel Electronics Inc., Filtronic plc, Microelectronics Technology Inc., and Teledyne Technologies Incorporated. In some cases, system integrators and radio OEMs choose to outsource the full Outdoor Unit, or ODU, to companies such as Remec Broadband Wireless, Inc., instead of just the Tx/Rx portion of the full ODU. As this higher-level of integration product line is not currently offered by Endwave, outsourcing that takes place at the full ODU level can reduce the available market of Tx/Rx based subsystems to Endwave. Additionally, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their high-frequency RF transceiver modules, rather than using merchant suppliers like us. We believe that over one-half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that telecom OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and the potential related sales. Further, if a telecom OEM were to sell its captive operation to a competitor, we would lose the opportunity to acquire those potential sales. In non-telecommunication markets, we compete both with internal captive groups within many of the large defense OEMs, along with other companies such as Aeroflex Incorporated, Akon Inc., AML Communications Inc., Chelton, Ltd., Ciao Wireless, CTT Inc., Herley Industries, Inc., KMIC Technology, Inc., M/A-Com, Miteq, Inc. and Teledyne Technologies Incorporated, and Terabeam HXI.
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
Risks Relating to Ownership of Our Stock
The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.**
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. In the first six months of 2008, the lowest daily closing sales price for our common stock was $5.63 and the highest daily closing sales price for our common stock was $7.62. In 2007, the lowest daily closing sales price for our common stock was $5.92 and the highest daily closing sales price for our common stock was $13.59. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
•	our financial performance or the performance of our competitors;

•	the purchase or sale of common stock, short-selling or transactions by large stockholders;

•	technological innovations or other trends or changes in telecommunication and non-telecommunication networks;

•	successes or failures at significant product evaluations or site demonstrations;

•	the introduction of new products by us or our competitors;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	decisions by major participants in the communications industry not to purchase products from us or to pursue alternative technologies;

•	decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry;

•	market conditions in the industry, the financial markets and the economy as a whole; and

•	the low trading volume of our common stock.
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
We have a few shareholders that each own a large percentage of our outstanding capital stock and, as a result of their significant ownership, are able to significantly affect the outcome of matters requiring stockholder approval.**
     Oak Technology Partners XI, Limited Partnership, or Oak, owns 300,000 shares of our Series B preferred stock that are convertible into 3,000,000 shares of our common stock and a warrant to purchase 90,000 shares of our

Series B preferred stock that upon issuance will be convertible into 900,000 shares of our common stock. Assuming the exercise in full of the warrant issued to Oak and the conversion of Oak’s preferred shares into common stock, as of May 16, 2008, Oak beneficially owned 29.7% of our capital stock. In addition, two other shareholders each beneficially owned more than 10% of our capital stock on May 16, 2008.
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

          Item 6. Exhibits.

Number	Description
2.1(1)	Stock Purchase Agreement among the Registrant and the stockholders and option holders of ALC Microwave, Inc. dated April 19, 2007.

3.1(2)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(2)	Amended and Restated Bylaws effective October 20, 2000.

3.4(4)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.5(5)	Certificate of Designation for Series B Preferred Stock.

3.6(6)	Amendment to Amended and Restated Bylaws.

3.7(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.

4.1(2)	Form of specimen Common Stock Certificate.

4.2(4)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.

4.3(4)	Form of Rights Certificate

4.4(5)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.

4.5(5)	Warrant issued to Oak Investment Partners XI, Limited Partnership.

4.6(8)	Amendment No. 1 to Rights Agreement, dated as of December 21, 2007, between the Registrant and ComputerShare Trust Company, Inc.

10.1(2)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(2)*	1992 Stock Option Plan.

10.3(2)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(2)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(9)*	2007 Equity Incentive Plan.

10.6(10)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.

10.7(10)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.

10.8(2)*	2000 Employee Stock Purchase Plan.

10.9(2)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.10(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.11(2)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.12(12)*	Description of Compensation Payable to Non-Employee Directors.

10.13(12)*	2008 Base Salaries for Named Executive Officers.

10.14(12)*	2008 Executive Incentive Compensation Plan.

10.15(17)*	Executive Officer Severance and Retention Plan.

10.16(2)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.17(13)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.

10.18(13)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.

10.19(14)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

10.20†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

10.21(15)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.

10.22(16)	Amended and Restated Settlement Agreement by and between the Registrant and Arthur Steinberg, as receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd., dated December 20, 2007.

10.23(8)	Stock Purchase Agreement, dated December 21, 2007, entered into between the Registrant, Wood River Partners, L.P., Wood River Partners Offshore, Ltd. and, for the limited purpose set forth therein, Arthur J. Steinberg, solely in his capacity as Receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd. and not in his individual capacity.

10.24	Lease Agreement by and between 8812, a California limited partnership, and the Registrant dated May 20, 2008.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 5, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

(9)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No.333-144851) and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No.333-144054) and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008	ENDWAVE CORPORATION
	By:	/s/ Edward A. Keible, Jr.
Edward A. Keible, Jr.
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Brett W. Wallace
Brett W. Wallace
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Number	Description
10.20	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

10.24	Lease Agreement by and between 8812, a California limited partnership, and the Registrant dated May 20, 2008.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.