Form 10-Q
period 2008-09-30
ENDWAVE CORP
filed 2008-11-07
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
          The number of shares of the registrant’s common stock outstanding as of October 24, 2008 was 9,216,760 shares. The number of shares of the registrant’s preferred stock outstanding as of October 24, 2008 was 300,000 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$29,085	$38,992
Short-term investments	14,976	5,464
Accounts receivable, net	10,277	9,362
Inventories	15,670	12,434
Other current assets	1,413	1,168

Total current assets	71,421	67,420
Long-term investments	—	4,501
Property and equipment, net	3,751	2,999
Other assets, net	239	212
Restricted cash	625	25
Goodwill and intangible assets, net	6,489	7,432

	$82,525	$82,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,264	$3,422
Accrued warranty	2,672	2,712
Accrued compensation	3,134	2,240
Other current liabilities	762	2,251

Total current liabilities	10,832	10,625
Other long-term liabilities	24	116

Total liabilities	10,856	10,741

Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 300,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,216,760 and 9,174,622 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	9	9
Additional paid-in capital	348,478	345,038
Treasury stock, at cost, 39,150 shares at December 31, 2007	—	(79)
Accumulated other comprehensive loss	(9)	(6)
Accumulated deficit	(276,809)	(273,114)

Total stockholders’ equity	71,669	71,848

	$82,525	$82,589

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2007.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Product revenues	$16,937	$13,608	$47,810	$41,339
Development fees	42	186	630	745

Total revenues	16,979	13,794	48,440	42,084

Costs and expenses:
Cost of product revenues*	11,798	9,940	33,529	30,768
Cost of product revenues, amortization of intangible assets	149	149	447	399
Research and development*	2,943	2,792	8,715	7,906
Selling, general and administrative*	3,200	3,230	9,927	9,709
Amortization of intangible assets	179	180	537	352

Total costs and expenses	18,269	16,291	53,155	49,134

Loss from operations	(1,290)	(2,497)	(4,715)	(7,050)
Interest and other income, net	291	842	1,042	2,708

Loss before provision for income taxes	(999)	(1,655)	(3,673)	(4,342)
Provision for income taxes	—	—	22	—

Net loss	$(999)	$(1,655)	$(3,695)	$(4,342)

Basic and diluted net loss per share	$(0.11)	$(0.14)	$(0.40)	$(0.37)

Shares used in computing basic and diluted net loss per share	9,216,760	11,618,746	9,182,041	11,590,059

*	Includes the following amounts related to stock-based compensation:

Cost of product revenues	$188	$200	$554	$495
Research and development	225	230	694	612
Selling, general and administrative	592	681	1,842	1,994
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended
	September 30,
	2008	2007
Operating activities:
Net loss	$(3,695)	$(4,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	871	730
Amortization of intangible assets	984	751
Stock compensation expense	3,090	3,101
Amortization of investments, net	(25)	(3)
Gain on sale of investments	(45)	4
Loss on sale of fixed assets	3	—
Changes in operating assets and liabilities:
Accounts receivable, net	(915)	(660)
Inventories	(3,243)	5,209
Other assets, net	(272)	(170)
Accounts payable	842	(380)
Accrued warranty	(40)	(111)
Accrued compensation, other current liabilities and other long-term liabilities	316	(590)

Net cash provided by (used in) operating activities	(2,129)	3,539

Investing activities:
Purchase of ALC Microwave, Inc., net of cash acquired	(1,027)	(5,779)
Change in restricted cash	(600)	236
Proceeds on sale of property	1	11
Purchases of property and equipment	(1,627)	(748)
Proceeds on sales and maturities of investments	11,102	51,895
Purchases of investments	(16,058)	(50,474)

Net cash used in investing activities	(8,209)	(4,859)

Financing activities:
Payments on capital leases	(17)	(8)
Proceeds from common stock issuance	434	368
Proceeds from exercises of stock options, net of issuance costs	2	138

Net cash provided by financing activities	419	498

Effects of foreign exchange rate changes on cash and cash equivalents	12	(10)

Net decrease in cash and cash equivalents	(9,907)	(832)
Cash and cash equivalents at beginning of period	38,992	26,176

Cash and cash equivalents at end of period	$29,085	$25,344

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
2. Restricted Cash
          At September 30, 2008, the Company had a restricted cash balance of $625,000, which included two certificates of deposit held by a financial institution as collateral for two letters of credit in connection with the Company’s building leases. During the second quarter of 2008, the Company executed an agreement to lease approximately 31,000 square feet in Folsom, California. The lease term will be for sixty months. In connection with this lease, the Company established a $600,000 certificate of deposit as collateral for a letter of credit. The letter of credit terms permit an annual 25% reduction of the certificate of deposit at the end of each year of the lease.
     In addition, the Company had a $25,000 certificate of deposit that secures a letter of credit in connection with the Company’s building lease in Andover, Massachusetts. The $25,000 certificate of deposit will be maintained by the Company for the term of the lease.

3. Investments
     The following fair value amounts have been determined using available market information.

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$9,396	$—	$—	$9,396
Commercial paper	10,583	—	—	10,583
United States government agency	8,981	—	—	8,981

Total	$28,960	$—	$—	$28,960

Investments:
United States government agency	$7,985	$9	$(3)	$7,991
Corporate securities	7,000	1	(16)	6,985

Total	$14,985	$10	$(19)	$14,976

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Cash equivalents:
Commercial paper	$7,195	$—	$—	$7,195

Investments:
United States government agency	$1,496	$4	$—	$1,500
Corporate securities	8,463	8	(6)	8,465

Total	$9,959	$12	$(6)	$9,965

     At September 30, 2008, the Company had $15.0 million of short-term investments with maturities of less than one year and no long-term investments.
     At September 30, 2008, the Company had investments of $7.6 million with an unrealized loss of $19,000. At September 30, 2008, no investments had been in a loss position for a period greater than one year. The investments mature through 2009 and the Company believes that it has the ability to hold these investments until the maturity date. There were no realized gains for the three month period ended September 30, 2008. Realized gains were $45,000 for the nine month period ended September 30, 2008. Realized gains and losses were insignificant for the three and nine month periods ended September 30, 2007.
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

     The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of September 30, 2008 (in thousands):

		Quoted Prices in
		Active Markets of	Significant Other
	Balance as of	Identical Assets	Observable Inputs
	September 30, 2008	(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market funds	$9,396	$9,396	$—
Commercial paper	10,583	—	10,583
United States government agency	8,981	—	8,981
Short-term investments:
United States government agency	7,991	—	7,991
Corporate securities	6,985	—	6,985

Total	$43,936	$9,396	$34,540

Liabilities:	$—	$—	$—
     The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of September 30, 2008, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
4. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$9,698	$9,630
Work in process	2,230	1,365
Finished goods	3,742	1,439

	$15,670	$12,434

5. Goodwill and Intangible Assets
Goodwill
     At September 30, 2008 and December 31, 2007, the Company had goodwill of $3.0 million, $1.6 million associated with its purchase of JCA Technology, Inc. (“JCA”) in July of 2004 and $1.4 million associated with its purchase of ALC Microwave, Inc. (“ALC”) in April of 2007. The Company conducted its 2008 annual goodwill impairment analysis of the JCA and ALC related goodwill in the third quarter of 2008 and no goodwill impairment was indicated.

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
     The components of intangible assets as of September 30, 2008 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$3,130	$(2,083)	$1,047
Tradename	1,290	(54)	1,236
Customer relationships	1,680	(863)	817
Customer backlog	700	(537)	163
Non-compete agreement	370	(131)	239

Total intangible assets	$7,170	$(3,668)	$3,502

     The components of intangible assets as of December 31, 2007 were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Developed technology	$3,130	$(1,636)	$1,494
Tradename	1,290	(27)	1,263
Customer relationships	1,680	(633)	1,047
Customer backlog	700	(327)	373
Non-compete agreement	370	(61)	309

Total intangible assets	$7,170	$(2,684)	$4,486

     The amortization of developed technology is a charge to cost of product revenues and was $149,000 and $149,000 for the three months ended September 30, 2008 and 2007, respectively, and was $447,000 and $399,000 for the nine months ended September 30, 2008 and 2007, respectively. Amortization of all other intangible assets is a charge to operating expenses and was $179,000 and $180,000 for the three months ended September 30, 2008 and 2007, respectively, and was $537,000 and $352,000 for the nine months ended September 30, 2008 and 2007, respectively.
     The JCA tradename has a gross carrying value of $1.1 million and is not subject to amortization and is evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducted its 2008 annual impairment analysis of the tradename in the third quarter of 2008 and no impairment was indicated. The ALC tradename is amortized as it has an estimated economic life.

     The future amortization of the identifiable intangible assets is as follows (in thousands):

Years Ending December 31,
2008 (October 1 through December 31)	$328
2009	874
2010	428
2011	366
2012	335
Thereafter	111

Total	$2,442

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
     Changes in the Company’s product warranty liability during the nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Balance at January 1	$2,712	$2,928
Warranties accrued	543	660
Warranties settled or reversed	(583)	(613)

Balance at September 30	$2,672	$2,975

7. Commitments and Contingencies
     On Friday, October 31, 2008, the Company filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech Advanced Microwave Technologies Inc. (“Advantech”) the parent company of Allgon Microwave Corporation AB, had breached its contractual obligations with Endwave and owes the Company $994,500 in a note receivable, purchased inventory and accepted purchase orders. The Company cannot predict the outcome of these proceedings. An adverse decision in these proceedings could harm the Company’s consolidated financial position and results of operations. Other than the complaint against Advantech, the Company is not currently a party to any material litigation.
     The Company’s future annual minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Years Ending December 31
2008 (October 1 through December 31)	$234
2009	1,091
2010	992
2011	875
2012	628
Thereafter	593

Total	$4,413

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
     The exchange of original options for new options was treated as a modification of the original options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”). As such, the Company will continue to incur compensation cost for the incremental difference between the fair value of the new options and the fair value of the original options immediately before modification, reflecting the current facts and circumstances on the modification date, over the expected term of the new options.
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
     The effect of recording stock-based compensation for the three months ended September 30, 2008 and 2007 was as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$859	$987
Employee stock purchase plan	133	124
Amounts capitalized into inventory during the three month period	(6)	(17)
Amounts previously capitalized into inventory and expensed	19	17

Total stock-based compensation	1,005	1,111
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$1,005	$1,111

Impact on net loss per share — basic and diluted	$(0.11)	$(0.10)

     The effect of recording stock-based compensation for the nine months ended September 30, 2008 and 2007 was as follows (in thousands, except per share data):

	Nine Months Ended September 30,
	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$2,657	$2,825
Employee stock purchase plan	426	304
Amounts capitalized into inventory during the nine month period	(47)	(45)
Amounts previously capitalized into inventory and expensed	54	17

Total stock-based compensation	3,090	3,101
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$3,090	$3,101

Impact on net loss per share — basic and diluted	$(0.34)	$(0.27)

     During the three months ended September 30, 2008 and 2007, the Company granted options to purchase 27,200 and 15,100 shares of common stock, respectively, with an estimated total grant-date fair value of $87,000 and $74,000 respectively. Of these amounts, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $25,000 and $21,000, respectively.
     During the nine months ended September 30, 2008, the Company granted options to purchase 987,221 shares of common stock, including 327,921 options granted as part of the Exchange Offer noted above. The 327,921 options granted as part of the Exchange Offer had an estimated total grant-date fair value of $607,000 or $1.85 per option. The remaining 659,300 options had an estimated total grant-date fair value of $2.2 million or $3.28 per option. The total estimated grant-date fair value of all 987,221 options granted was $2.8 million. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was a total of $790,000.
During the nine months ended September 30, 2007, the Company granted options to purchase 763,350 shares of common stock with an estimated total grant-date fair value of $4.9 million. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $1.4 million.
     As of September 30, 2008, the unrecorded stock-based compensation balance related to all stock options was $2.2 million, net of estimated forfeitures, and will be recognized over an estimated weighted-average service period of 1.4 years. As of September 30, 2008, the unrecorded stock-based compensation balance related to the employee stock purchase plan was $407,000, net of estimated forfeitures, and will be recognized over an estimate weighted-average service period of 0.6 years.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.65%-3.39%	4.53%-4.60%	1.93%-3.39%	4.53%-4.80%
Expected life of options	3.5 years	3.4 years	3.5 years	3.6 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	70%	70%	70%	70%

     The fair value of purchase rights under the employee stock purchase plan is determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.05% - 4.74%	4.67% - 5.07%	2.05% - 4.74%	4.67% - 5.07%
Expected life of options	1.2 years	1.1 years	1.2 years	1.2 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	51%	51%	51%	51%
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
     During the three months ended September 30, 2008, zero options were exercised. The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was zero and $23,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $6,000 and $146,000, respectively.
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
     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2007	2,465,436	13.19
Options granted	987,221	6.57
Options exercised	(1,075)	1.92
Options cancelled	(473,214)	23.85

Outstanding at September 30, 2008	2,978,368	$9.30	7.88	$582

Options vested and exercisable and expected to be exercisable at September 30, 2008	2,673,818	$9.40	7.76	$582
Options vested and exercisable at September 30, 2008	1,423,306	$9.79	6.87	$582
     At September 30, 2008, the Company had 1,915,350 options available for grant under its equity incentive plans.

     The options outstanding and options vested and exercisable at September 30, 2008 were in the following exercise price ranges:

				Options Vested and Exercisable
Options Outstanding at September 30, 2008				At September 30, 2008
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$0.76 - $6.37	255,207	$3.29	6.12	188,722	$2.22
$6.59 - $6.59	896,171	$6.59	9.37	112,240	$6.59
$6.60 - $9.75	199,160	$9.07	7.47	119,178	$9.09
$9.77 - $9.77	328,822	$9.77	7.36	203,600	$9.77
$9.90 - $10.22	441,328	$10.11	6.59	343,090	$10.17
$10.23 - $12.90	227,155	$11.97	7.17	157,419	$11.94
$13.23 - $13.23	512,750	$13.23	8.38	193,144	$13.23
$15.14 - $19.30	113,622	$16.65	6.59	101,760	$16.61
$20.32 - $20.32	124	$20.32	1.49	124	$20.32
$21.47 - $21.47	4,029	$21.47	6.36	4,029	$21.47

	2,978,368	$9.30	7.88	1,423,306	$9.79

Employee Stock Purchase Plan
     In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. During the nine months ended September 30, 2008, there were 80,213 shares issued under the purchase plan at a weighted average price of $5.41 per share. During the nine months ended September 30, 2007, there were 42,345 shares issued under the purchase plan at a weighted average price of $8.70 per share. At September 30, 2008, there were 349,127 shares available for purchase under the purchase plan. There were no shares issued under the Plan during the three months ended September 30, 2008 and 2007.
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
     As of September 30, 2008, 300,000 preferred shares were outstanding, which are convertible into 3,000,000 shares of common stock. Additionally, as of September 30, 2008, the Company had an outstanding warrant that granted the holder the right to purchase 90,000 shares of preferred stock, which are convertible into 900,000 shares of common stock.
     As the Company incurred net losses for all periods presented, shares associated with common stock issuable upon the conversion of the preferred shares or the exercise of the outstanding warrant were not included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. Also, potential dilutive common shares of 2,978,368 as of September 30, 2008 and 2,452,413 as of September 30, 2007 from the assumed exercise of stock options were not included in the net loss per share calculations as their inclusion would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for all periods presented.

     During the first quarter of 2008, the Company retired 39,150 shares of common stock, reducing the number of outstanding shares of common stock. This did not have a significant impact on the weighted-average number of common shares calculated for use in the net loss per share calculations.
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
     The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(999)	$(1,655)	$(3,695)	$(4,342)
Foreign currency translation adjustments	—	(10)	12	(10)
Change in unrealized gain (loss) on investments	(10)	39	(15)	24

Total comprehensive loss	$(1,009)	$(1,626)	$(3,698)	$(4,328)

11. Segment Disclosures
     The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s total revenues by billing location for the periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,
	2008		2007
United States	$4,487	26.4%	$2,492	18.1%
Finland	9,434	55.6%	8,560	62.1%
Italy	22	0.1%	497	3.6%
Norway	18	0.1%	543	3.9%
Slovakia	843	5.0%	401	2.9%
Singapore	1,560	9.2%	300	2.2%
Rest of the world	615	3.6%	1,001	7.2%

Total	$16,979	100.0%	$13,794	100.0%

	Nine Months Ended September 30,
	2008		2007
United States	$11,713	24.2%	$7,338	17.5%
Finland	27,652	57.1%	21,083	50.1%
Italy	844	1.7%	3,637	8.6%
Norway	88	0.2%	3,551	8.4%
Slovakia	2,499	5.2%	3,374	8.0%
Singapore	2,952	6.1%	340	0.8%
Rest of the world	2,692	5.5%	2,761	6.6%

Total	$48,440	100%	$42,084	100%

     For the three months ended September 30, 2008, Nokia Siemens Networks accounted for 56% of the Company’s total revenues. For the three months ended September 30, 2007, Nokia Siemens Networks accounted for 66% of the Company’s total revenues.
     For the nine months ended September 30, 2008, Nokia Siemens Networks accounted for 59% of the Company’s total revenues. For the nine months ended September 30, 2007, Nokia Siemens Networks (including Nokia and Siemens AG revenues for 2007 prior to their merger) and Nera accounted for 59% and 17%, respectively, of the Company’s total revenues.
     For the periods presented, no other customer accounted for more than 10% of the Company’s total revenues.
12. Recent Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) to partially defer SFAS No. 157. FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 157-2 on its consolidated financial position and results of operations.
     In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and it is effective upon the issuance date. The Company is currently evaluating the impact of FSP 157-3 on its consolidated financial position and results of operations.
13. Subsequent Events
     On Friday, October 31, 2008, the Company filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech the parent company of Allgon Microwave Corporation AB, had breached its contractual obligations with Endwave and owes the Company $994,500 in a note receivable, purchased inventory and accepted purchase orders. The Company cannot predict the outcome of these proceedings.

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
     Over the past several months, with the onset of the global credit crisis, credit has become severely restricted. We believe this restriction in credit could materially impact our customers and vendors, and ultimately us.
     The installation and enhancement of telecommunication networks integrating our products, often rely on the availability of credit. With the current restriction in credit markets, capital may not be available for the build-out of these networks. Without appropriate capital, our customers may have difficulty funding their on-going operations and may reduce their orders for our products. This could significantly impact our operations and financial results through a reduction in our revenues, an increase in our bad debt expense, and increased write-offs of excess inventory. Additionally, our vendors may rely on credit markets to finance their operations. With the current restriction in credit markets, capital may not be available to our vendors or may only be available at unfavorable terms. Without appropriate capital, our vendors may have difficulty funding their on-going operations and may not be able to fulfill orders for their products. This could significantly impact our operations and financial results.

Results of Operations
Three and nine months ended September 30, 2008 and 2007
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of product revenues	69.5	72.1	69.2	73.1
Cost of product revenues, amortization of intangible assets	0.9	1.1	0.9	0.9
Research and development	17.3	20.2	18.0	18.8
Selling, general and administrative	18.8	23.4	20.5	23.1
Amortization of intangible assets	1.1	1.3	1.1	0.8

Total costs and expenses	107.6	118.1	109.7	116.8

Loss from operations	(7.6)	(18.1)	(9.7)	(16.8)
Interest and other income, net	1.7	6.1	2.2	6.4

Loss before provision for income taxes	(5.9)	(12.0)	(7.6)	(10.3)
Provision for income taxes	—	—	—	—

Net loss	(5.9)%	(12.0)%	(7.6)%	(10.3)%

Total revenues

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Total revenues	$16,979	$13,794	23.1%	$48,440	$42,084	15.1%
Product revenues	$16,937	$13,608	24.5%	$47,810	$41,339	15.7%
Development fees	$42	$186	(77.4%)	$630	$745	(15.4%)
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
     During the three months ended September 30, 2008, total revenues increased by 23% compared to the same period in 2007. This increase was primarily the result of an increase in revenues from our non-telecommunication customers. We experienced a $2.9 million increase in revenues from our non-telecommunication customers and an increase of $283,000 in revenues from our telecommunication customers.
     During the nine months ended September 30, 2008, total revenues increased by 15% compared to the same period in 2007. This increase was the result of an increase in revenues from our non-telecommunication customers. We experienced a $6.7 million increase in revenues from our non-telecommunication customers which was partially offset by a $294,000 decrease in revenues from our telecommunication customers.
Cost of product revenues

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Cost of product revenues	$11,798	$9,940	18.7%	$33,529	$30,768	9.0%
Percentage of total revenues	69.5%	72.1%		69.2%	73.1%

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
     During the third quarter of 2008, the cost of product revenues as a percentage of revenues decreased compared to the same period in 2007. This decrease was primarily attributable to the increased absorption of our overhead costs resulting from increased production and to a change in product mix favoring certain higher margin products. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to $49,000 during the third quarter 2008 and $62,000 during the third quarter 2007.
     During the first nine months of 2008, the cost of product revenues as a percentage of revenues decreased compared to the same period in 2007. This decrease was primarily attributable to the increased absorption of our overhead costs resulting from increased production and to a change in product mix favoring certain higher margin products. Additionally, the cost of product revenue during the first nine months of 2007 was negatively impacted by the write down of certain raw material inventory and increased inventory reserves associated with the end of life of one of our customer programs. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to $157,000 during the first nine months of 2008 and $477,000 during the first nine months of 2007.
     We continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.
Research and development expenses

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Research and development expenses	$2,943	$2,792	5.4%	$8,715	$7,906	10.2%
Percentage of total revenues	17.3%	20.2%		18.0%	18.8%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.
     During the third quarter of 2008, research and development expenses increased in absolute dollars compared to the same period in 2007. The increase in research and development costs was primarily attributable to an increase of $126,000 in personnel-related expenses.
     During the first nine months of 2008, research and development expenses increased in absolute dollars compared to the same period in 2007. The increase in research and development expenses in absolute dollars was primarily attributable to an increase of $855,000 in personnel-related expenses and an increase of $82,000 for stock based compensation which were partially offset by a decrease of $212,000 in project-related expenses.
     During the remainder of 2008, we expect research and development expenses to be flat relative to the third quarter of 2008 in absolute dollar terms.

Selling, general and administrative expenses

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expenses	$3,200	$3,230	(0.9%)	$9,927	$9,709	2.2%
Percentage of total revenues	18.8%	23.4%		20.5%	23.1%
     Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.
     During the third quarter of 2008, selling, general and administrative expenses decreased as percentage of revenues due to our increase in revenues compared to the same period in 2007. During the third quarter of 2008, selling, general and administrative expense remained consistent in absolute dollars compared to the same period in 2007.
     During the first nine months of 2008, selling, general and administrative expenses increased in absolute dollars compared to the same period in 2007. The increase in absolute dollars was primarily attributable to an increase of $643,000 in personnel-related expenses which was partially offset by a decrease of $235,000 in professional services and a decrease of $152,000 for stock based compensation.
     During the remainder of 2008, we anticipate selling, general and administrative expenses will be flat relative to the third quarter of 2008 in absolute dollar terms.
Amortization of intangible assets

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Cost of product revenues, amortization of intangible assets	$149	$149	0.0%	$447	$399	12.0%
Amortization of intangible assets	$179	$180	(0.6%)	$537	$352	52.6%
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
     The amortization associated with developed technology is a charge to cost of product revenues. The amortization associated with developed technology was $149,000 and $149,000 for three months ended September 30, 2008 and 2007, respectively.

     During the first nine months of 2008, the amortization associated with developed technology was $447,000 compared to $399,000 during the first nine months of 2007.
     The amortization associated with the customer backlog, customer relationships, non-compete and tradename is a charge to operating expenses. During the third quarter of 2008, the $179,000 of amortization was comprised of the following: $77,000 for customer relationships, $70,000 for customer backlog, $23,000 for the non-compete agreement and $9,000 for the tradename. During the third quarter of 2007, the $180,000 of amortization was comprised of the following: $77,000 for customer relationships, $70,000 for customer backlog, $23,000 for the non-compete agreement and $10,000 for the tradename.
     During the first nine months of 2008, total amortization of $537,000 was comprised of the following: $230,000 for customer relationships, $210,000 for customer backlog, $70,000 for the non-compete agreement and $27,000 for the tradename. During the first nine months of 2007, total amortization of $352,000 was comprised of the following: $180,000 for customer relationships, $117,000 for customer backlog, $38,000 for the non-compete agreement and $17,000 for the tradename. This increase was attributable to the amortization related to the ALC intangibles.
Interest and other income, net

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Interest and other income, net	$291	$842	(65.4%)	$1,042	$2,708	(61.5%)
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location and gains and losses related to foreign currency transactions.
     The decrease in interest and other income, net during both the three and nine months ended September 30, 2008 was primarily the result of decreased interest earned on our investments. We had a lower cash and investment balance due to our stock repurchase in the fourth quarter of 2007 and our acquisition of ALC during the second quarter of 2007. Additionally, interest rates have decreased significantly from the prior year, especially on the highest rated investment vehicles, leading to lower interest income. During the third quarter of 2008, we earned $268,000 of interest income, and recognized $38,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions. During the third quarter of 2007, we earned $843,000 of interest income and recognized $38,000 of other income primarily from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions.
     During the first nine months of 2008, we earned $974,000 of interest income, recognized a gain of $45,000 from the sales of securities and recognized $115,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions. During the first nine months of 2007, we earned $2.7 million of interest income and recognized $115,000 of other income primarily from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions.
     Our functional currency is the U.S. dollar. Transactions in foreign currencies other than the functional currency are remeasured into the functional currency at the time of the transaction. Foreign currency transaction losses consist of the remeasurement losses that arise from exchange rate fluctuations related to our operations in Thailand. For the three and nine months ended September 30, 2008, we recorded a foreign currency loss of $3,000 and $43,000, respectively. For the three months and nine months ended September 30, 2007, we recorded a foreign currency transaction loss of $22,000.

Liquidity and Capital Resources
     At September 30, 2008, we had $29.1 million of cash and cash equivalents, $15.0 million in short-term investments, working capital of $60.6 million and no debt outstanding. The following table sets forth selected condensed consolidated statement of cash flows data:

	Nine months ended
	September 30,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$(2,129)	$3,539
Net cash used in investing activities	(8,209)	(4,859)
Net cash provided by financing activities	419	498
Cash, cash equivalents, restricted cash, short- term and long-term investments at end of period	$44,686	$65,386
     During the first nine months of 2008, operating activities used $2.1 million of cash as compared to providing $3.5 million of cash during the first nine months 2007. During the first nine months of 2008, our net loss, adjusted for depreciation and other non-cash items, contributed $1.2 million of cash as compared to $241,000 in first nine months of 2007. During the first nine months of 2008, the offsetting use of $3.3 million of cash was primarily due to a $3.2 million increase in inventory, a $915,000 increase in accounts receivable and a $272,000 increase in other assets which were partially offset by a $842,000 increase in accounts payable and a $316,000 increase in accrued compensation, other current and long-term liabilities. During the first nine months of 2007, the remaining $3.3 million of cash provided by operating activities was primarily due to a $5.2 million decrease in inventory which was partially offset by a $660,000 increase in accounts receivable, a $380,000 decrease in accounts payable, a $170,000 increase in other assets, a $111,000 decrease in accrued warranty and a $590,000 decrease in accrued compensation and other current and long-term liabilities.
     During the first nine months of 2008, investing activities used $8.2 million of cash as compared to using $4.9 million of cash during the first nine months of 2007. The use of cash during the first nine months of 2008 was due to the purchase of $1.6 million of property and equipment, the $1.0 million final payment for the purchase of ALC, a $600,000 increase to restricted cash and a net $5.0 million increase in investments. The use of cash during the first nine months of 2007 was due to $5.8 million used for the purchase of ALC and $748,000 used for the purchase of property and equipment partially offset by a net $1.4 million decrease in investments and a $236,000 decrease in restricted cash.
     During the first nine months of 2008, financing activities provided $419,000 of cash as compared to providing $498,000 of cash during the first nine months of 2007. During the first nine months of 2008, we received $434,000 of cash from the proceeds of stock issuance which was partially offset by capital lease payments. During the first nine months of 2007, we received $368,000 of cash from the proceeds of stock issuance and $138,000 from the exercise of stock options.
     At September 30, 2008, we had a net unrealized loss of $9,000 related to $15.0 million of investments in 18 debt securities. The investments all mature during 2008 and 2009 and we believe that we have the ability to hold these investments until the maturity date. Realized gains were $45,000 for the first nine months of 2008. There were no such gains during the first nine months of 2007. During the first nine months of 2008 and 2007, we recorded a foreign currency transaction loss of $43,000 and $22,000, respectively.
     In order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. As a result of these challenges, we may increase our raw materials and finished goods inventory so that we will be better-positioned to meet our customers’ demand. We currently have inventory consigned to a customer location and may increase this inventory in the future. Generally, if the consigned inventory is not withdrawn by our customer within a certain period of time we have the ability to invoice the customer for the consigned inventory. These increases in raw materials and finished goods may increase our working capital needs in the future.

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

	Payments Due by Period
		Less Than 1			More Than 5
	Total	Year	1-3 Years	3-5 Years	Years
	(In thousands)
Contractual Obligations:
Capital lease obligations, including interest	$49	$23	$26	$—	$—
Operating lease obligations	4,413	1,074	1,965	1,266	108

Total	$4,462	$1,097	$1,991	$1,266	$108

Recent Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of FSP 157-2 on our consolidated financial position and results of operations.
     In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and it is effective upon the issuance date. We are currently evaluating the impact of FSP 157-3 on our consolidated financial position and results of operations.

     Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes in our reported market risks since our report on market risks in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading corresponding to that set forth above. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash primarily in investments with short maturities. As of September 30, 2008, our investments in our portfolio were classified as cash equivalents and short-term investments. The cash equivalents and short-term investments consisted primarily of United States government agency notes, United States government money market funds, commercial paper and corporate notes. Since our investments consist of cash equivalents and short-term investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.
     Currently, all sales to international customers are denominated in United States dollars and, accordingly, we are not exposed to foreign currency rate risks in connection with these sales. However, if the dollar were to strengthen relative to other currencies that could make our products less competitive in foreign markets and thereby lead to a decrease in revenues attributable to international customers. We currently pay a number of expenses related to our Thai personnel and office in Thai Bhat. During the first nine months of 2008, the total payments made in Thai Bhat were $655,000 and we recorded a related foreign currency transaction loss of $43,000.
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

PART II. OTHER INFORMATION
     Item 1. Legal Proceedings
     On Friday, October 31, 2008, we filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech Advanced Microwave Technologies Inc. (“Advantech”) the parent company of Allgon Microwave Corporation AB, had breached its contractual obligations with Endwave and owes us $994,500 in a note receivable, purchased inventory and accepted purchase orders. We cannot predict the outcome of these proceedings. An adverse decision in these proceedings could harm our consolidated financial position and results of operations. Other than the complaint against Advantech, we are not currently a party to any material litigation.
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
Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future.**
     We have had a history of losses. We had a net loss of $3.7 million for the first nine months of 2008. We also had net losses of $5.4 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
The current turmoil in the global credit markets could adversely impact our operations and financial results.**
     Over the past several months, with the onset of the global credit crisis, credit has become severely restricted. This restriction in credit could materially impact our operations and financial results. Our customers, particularly our telecommunication customers, often rely on credit markets to finance the build-out of their networks. With the current restriction in credit markets, capital may not be available to our customers or may only be available at unfavorable terms. Without appropriate capital, our customers may have difficulty funding their on-going operations and may reduce their orders for our products. This could significantly impact our operations and financial results. Additionally, our vendors may rely on credit markets to finance their operations. With the current restriction in credit markets, capital may not be available to our vendors or may only be available at unfavorable terms. Without appropriate capital, our vendors may have difficulty funding their on-going operations and may not be able to fulfill requirements for their products. This could significantly impact our operations and financial results through a reduction in our revenues.

We depend on a small number of key customers in the telecommunications industry for a large portion of our revenues. If we lose any of our major customers, particularly Nokia Siemens Networks, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.**
     We depend, and expect to continue to depend, on a relatively small number of telecom customers for a large portion of our revenues. The loss of any of our major customers, particularly Nokia Siemens Networks, or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. Revenues from Nokia Siemens Networks (including Nokia and Siemens AG revenues for 2007 prior to their merger) accounted for 59% and 60% our total revenues in the first nine months of 2008 and in fiscal 2007.
We depend on the telecommunications industry for most of our revenues. If this industry suffers another downturn or fails to grow as anticipated, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.**
     We depend, and expect to remain dependent, on the telecommunications industry for most of our revenues. Revenues from all of our telecom OEM customers comprised 69% of our total revenues during the first nine months of 2008 and 79% of our total revenues in 2007.
     The telecommunications industry suffered a significant worldwide downturn beginning in 2000. In connection with this downturn, there were worldwide reductions in telecommunication network projects that resulted in the loss of some of our key customers and reduced revenues from our remaining customers. We also were forced to undertake significant cost reduction measures as a result. The telecommunications industry has since begun to grow again, but at a more measured rate than in the 1990s. However, the current global credit crisis may result in another downturn in the telecommunications industry. Our revenues are dependent, in part, on growth of wireless telephony particularly in developing countries, increasing data-intensive cellular traffic, deployment of third-generation, or 3G, networks and the introduction of other high capacity data-only telecommunication networks. If a downturn occurs again, or if the telecommunications industry fails to grow as we anticipate, our revenues may remain flat or decrease. Significantly lower revenues would likely force us to make provisions for excess inventory and abandoned or obsolete equipment and reduce our operating expenses. To reduce our operating expenses, we could be required to reduce the size of our workforce and consolidate facilities. We cannot guarantee that we would be able to reduce operating expenses to a level commensurate with the lower revenues resulting from such an industry downturn.
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
We are exposed to fluctuations in the market values of our investment portfolio.**
     Although we have not experienced any material losses on our cash, cash equivalents and short-term and long-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Although our portfolio has no direct investments in auction rate or sub-prime mortgage securities, our overall investment portfolio is currently and may in the future be concentrated in cash equivalents including money market funds. If any of the issuers of the securities we hold default on their obligations, or their credit ratings are negatively affected by liquidity, credit deterioration or losses, financial results, or other factors, the value of our cash equivalents and short-term and long-term investments could decline and result in a material impairment.
We rely heavily on a Thailand facility of HANA Microelectronics Co., Ltd., a contract manufacturer, to produce our RF modules. If HANA is unable to produce these modules in sufficient quantities or with adequate quality, or it chooses to terminate our manufacturing arrangement, we will be forced to find an alternative manufacturer and may not be able to fulfill our production commitments to our customers, which could cause sales to be delayed or lost and could harm our reputation.**

     We outsource the assembly and testing of most of our telecommunication related products to a Thailand facility of HANA Microelectronics Co., Ltd., or HANA, a contract manufacturer. We plan to continue this arrangement as a key element of our operating strategy. If HANA does not provide us with high quality products and services in a timely manner, terminates its relationship with us, or is unable to produce our products due to financial difficulties or political instability we may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of our products could be delayed or lost and our reputation could be harmed. Our latest manufacturing agreement with HANA expires in October 2009, but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.
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
Although we do have long-term commitments from many of our customers, they are not for fixed quantities of product. As a result, we must estimate customer demand, and errors in our estimates could have negative effects on our cash, inventory levels, revenues and results of operations.**
     We have been required historically to place firm orders for products and manufacturing equipment with our suppliers up to six months prior to the anticipated delivery date and, on occasion, prior to receiving an order for the product, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect, if at all. As a result, we would have additional usage of cash, excess inventory and overhead expense, which would harm our financial results. On occasion, we have experienced adverse financial results due to excess inventory and excess manufacturing capacity. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity were available, we would lose revenue opportunities, market share and damage our customer relationships. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders and were unable to benefit from this increased demand. There is no guarantee that we will be able to adequately respond to unexpected increases in customer purchase orders in the future, in which case we may lose the revenues associated with those additional purchase orders and our customer relationships and reputation may suffer.
Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of September 30, 2008, we had 43 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2008 and 2027. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
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
Risks Relating to Ownership of Our Stock
The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.**
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. In the first nine months of 2008, the lowest daily closing sales price for our common stock was $4.92 and the highest daily closing sales price for our common stock was $7.62. In 2007, the lowest daily closing sales price for our common stock was $5.92 and the highest daily closing sales price for our common stock was $13.59. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
•	our financial performance or the performance of our competitors;

•	the purchase or sale of common stock, short-selling or transactions by large stockholders;

•	technological innovations or other trends or changes in telecommunication and non-telecommunication networks;

•	successes or failures at significant product evaluations or site demonstrations;

•	the introduction of new products by us or our competitors;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	decisions by major participants in the communications industry not to purchase products from us or to pursue alternative technologies;

•	decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry;

•	market conditions in the industry, the financial markets and the economy as a whole;

•	existence of preferred stock with rights differing from those of common stock; and

•	the low trading volume of our common stock.
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
We have a few shareholders that each own a large percentage of our outstanding capital stock and, as a result of their significant ownership, are able to significantly affect the outcome of matters requiring stockholder approval.**
     Oak Technology Partners XI, Limited Partnership, or Oak, owns 300,000 shares of our Series B preferred stock that are convertible into 3,000,000 shares of our common stock and a warrant to purchase 90,000 shares of our Series B preferred stock that upon issuance will be convertible into 900,000 shares of our common stock. Assuming the exercise in full of the warrant issued to Oak and the conversion of Oak’s preferred shares into common stock, as of September 30, 2008, Oak beneficially owned 29.7% of our capital stock. In addition, two other shareholders each beneficially owned more than 10% of our capital stock on September 30, 2008.
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
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on July 22, 2008. The results of the voting were as follows:
1.	To elect one director, John M. McGrath, Jr., to hold office until the 2011 Annual Meeting of Stockholders.

FOR: 10,226,413 WITHHOLD: 152,345

2.	To elect one director, Wade Meyercord, to hold office until the 2011 Annual Meeting of Stockholders.

FOR: 9,976,328 WITHHOLD: 402,430

3.	To ratify the selection by the Audit Committee of the Board of Directors of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

FOR: 10,368,289 AGAINST: 8,137 ABSTAIN: 2,332

     Item 6. Exhibits.

Number	Description
2.1(1)	Stock Purchase Agreement among the Registrant and the stockholders and option holders of ALC Microwave, Inc. dated April 19, 2007.

3.1(2)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(4)	Amended and Restated Bylaws effective July 22, 2008.

3.4(5)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.5(6)	Certificate of Designation for Series B Preferred Stock.

3.7(7)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.

4.1(2)	Form of specimen Common Stock Certificate.

4.2(4)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.

4.3(4)	Form of Rights Certificate

4.4(5)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.

4.5(5)	Warrant issued to Oak Investment Partners XI, Limited Partnership.

4.6(8)	Amendment No. 1 to Rights Agreement, dated as of December 21, 2007, between the Registrant and ComputerShare Trust Company, Inc.

10.1(2)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(2)*	1992 Stock Option Plan.

10.3(2)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(2)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(9)*	2007 Equity Incentive Plan.

10.6(10)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.

10.7(10)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.

10.8(2)*	2000 Employee Stock Purchase Plan.

10.9(2)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.10(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.11(2)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.12(12)*	Description of Compensation Payable to Non-Employee Directors.

10.13(12)*	2008 Base Salaries for Named Executive Officers.

10.14(12)*	2008 Executive Incentive Compensation Plan.

10.15(17)*	Executive Officer Severance and Retention Plan.

10.16(2)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.17(13)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.

10.18(13)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.

10.19(14)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

10.20(18)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

10.21(15)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.

10.22(16)	Amended and Restated Settlement Agreement by and between the Registrant and Arthur Steinberg, as receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd., dated December 20, 2007.

10.23(8)	Stock Purchase Agreement, dated December 21, 2007, entered into between the Registrant, Wood River Partners, L.P., Wood River Partners Offshore, Ltd. and, for the limited purpose set forth therein, Arthur J. Steinberg, solely in his capacity as Receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd. and not in his individual capacity.

10.24(18)	Lease Agreement by and between 8812, a California limited partnership, and the Registrant dated May 20, 2008.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

(9)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No.333-144851) and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No.333-144054) and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

Date: November 7, 2008

	By:	/s/ Edward A. Keible, Jr.

Edward A. Keible, Jr.
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Brett W. Wallace

Brett W. Wallace
Executive Vice President and Chief Financial Officer(Duly Authorized Officer and Principal Financial and Accounting Officer)

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