Form 10-K
period 2008-12-31
ENDWAVE CORP
filed 2009-03-19
CIK 1118941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $49 million. Shares of voting common stock held by directors and executive officers have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price of $6.35, which was the closing sale price on June 30, 2008 as reported by The NASDAQ Global Market.

The number of shares outstanding of the registrant’s common stock as of February 6, 2009 was 9,345,442. The number of shares outstanding of the registrant’s preferred stock as of such date was 300,000. Such shares are convertible at the holder’s option into 3,000,000 shares of our common stock.

ENDWAVE CORPORATION

FORM 10-K

Year Ended December 31, 2008

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 17A of the Securities Act of 1933, or the Securities Act, and within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that are subject to the “safe harbor” created by those sections. These forward-looking statements can generally be identified as such because the statement will include words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “opportunity,” “plan,” “potential,” “predict” or “will,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements may be found, among other places, in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and so are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. The risks and uncertainties are attributable to, among other things: global economic conditions and their impact on our customers; volatility resulting from consolidation of key customers; our ability to achieve revenue growth and maintain profitability; our customer and market concentration; our suppliers’ abilities to deliver raw materials to our specifications and on time; our successful implementation of next-generation programs, including inventory transitions; our ability to penetrate new markets; fluctuations in our operating results from quarter to quarter; our reliance on third-party manufacturers and semiconductor foundries; acquiring businesses and integrating them with our own; component, design or manufacturing defects in our products; our dependence on key personnel; and fluctuations in the price of our common stock. Because of the risks and uncertainties referred to above and other risks and uncertainties, including the risks described in the section of this report entitled “Risk Factors,” actual results or outcomes could differ materially from those expressed in any forward-looking statements and you should not place undue reliance on any forward-looking statements. New risks emerge from time to time, and it is not possible for us to predict which risks will arise. In addition, we cannot assess the impact of each risk on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report or the date of documents incorporated by reference in this report that include forward-looking statements.

PART I

Item 1.	Business

Introduction

We design, manufacture and market radio frequency, or RF, modules that enable the transmission, reception and processing of high frequency signals. Our target markets include telecommunication networks, defense electronics, homeland security systems, electronic instrumentation and other applications that require high frequency RF circuitry and subsystems. As used in this report, “we,” “us,” “our,” “Endwave” and words of similar import refer to Endwave Corporation and, except where the context otherwise requires, its consolidated subsidiary, Endwave Defense Systems Incorporated.

Many of our RF modules are deployed in telecommunication networks, carrier class trunking networks and point-to-point transmission networks. Our target customers for these applications are telecommunication network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs. Telecom OEMs provide the equipment used by service providers to deliver voice, data and video services to businesses and consumers. Telecom OEMs that purchased our products accounted for 66% of our total revenues during 2008 and included Nera ASA and Nokia Siemens Networks.

Our RF modules are also designed into various applications outside of the telecommunication network market, including defense electronics, homeland security and other systems. Our target customers in the defense electronics market include systems integrators and their subcontractors that design aerospace systems, defense and electronics systems for both domestic and foreign defense customers. Our target customers in the homeland security market include those utilizing the properties of high-frequency RF energy to create new systems designed to detect and identify security threats. We also sell modules to customers addressing other applications such as semiconductor testing. In this report, we refer to our target customers in the defense electronics and homeland security markets as defense and homeland security systems integrators. Revenues from our customers in the defense electronics, homeland security and other systems markets include BAE Systems, L-3 SafeView Inc., Lockheed Martin Corporation and Teradyne and accounted for 34% of our total revenues in 2008.

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

Industry Background and Markets

High-Frequency RF Technology

The applications of RF technology are broad, extending from terrestrial AM radio at the low end of the frequency spectrum, which is less than 1 MHz (megahertz, or million cycles per second), to atmospheric monitoring applications at the high end of the frequency spectrum, which is around 100 GHz (gigahertz, or billion cycles per second). Microwave technology refers to technology for the transmission of signals at high frequencies, from approximately 1 GHz to approximately 20 GHz and millimeter wave technology refers to technology for the transmission of signals at very high frequencies, from approximately 20 GHz to beyond 100 GHz. Our products employ both microwave and millimeter wave technology. The term microwave, however, is commonly understood in the industries we serve, and we use that term in this report, as meaning both microwave and millimeter wave.

Our RF modules are typically designed to operate at frequencies between 1 GHz and 100 GHz, which we refer to in this report as high-frequency RF. Due to their physical attributes, these signals are well-suited for applications in telecommunication networks requiring high data throughput, defense systems demanding advanced radar and communication capabilities and homeland security systems requiring detection, measurement and imaging capabilities not available by conventional means. Within each of these market segments, we address multiple applications as described below.

Telecommunication Networks

High-frequency transceiver modules are an integral part of microwave radios, which in turn play a key role in many telecommunication networks. Microwave radio links have a number of applications:

Cellular Telephone Backhaul.  The communication link between the cellular base station site and a mobile telephone switching office, or MTSO, is referred to as cellular backhaul. This is currently the most common use of microwave radios. In most parts of the world, cellular backhaul is typically accomplished through the use of microwave radios either because of their ease of deployment and low overall cost relative to available wireline options or because adequate wireline facilities are not available. In the United States and Canada, cellular backhaul has typically been accomplished through the use of high-speed telephone lines because low-cost wireline facilities are readily available.

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

Fixed Wireless Access Network Backhaul.  Similar to the situation in cellular telephone networks, fixed wireless access networks require a backhaul infrastructure to move the data from individual access points to an internet portal. Various approaches are being considered for the widespread implementation of fixed wireless access networks, including the IEEE 802.16 WiMAX standard and LTE (Long Term Evolution) technology. Regardless of the underlying access technology, such fixed wireless access networks will face the technological and cost issues associated with connecting individual access points to the wireline network infrastructure. We believe this need for backhaul represents an opportunity for microwave radios, particularly because the anticipated high bandwidth requirements of fixed wireless access networks are served more cost-effectively by microwave radios than by wireline alternatives.

While current macroeconomic conditions have slowed the deployment of telecommunication networks, we believe there will be a long-term demand for microwave radios and the components used to build them. In developing countries such as Brazil, Russia and India, there has been a rapid growth in the penetration of cellular telephone services. We expect that this growth will result in a continuing demand for microwave backhaul radios because these countries lack well-established wireline infrastructures to support the backhaul requirements of a wireless telephony network. In more mature economies, there has been an increasing demand for mobile data services. In locations where microwave radios currently fulfill the backhaul requirements, this increased demand will necessitate equipment upgrades or replacements.

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

Signal Intelligence Systems.  Information about an opposing force can be gathered by monitoring their electronic communications. Systems that gather such information utilize a variety of RF and microwave modules to monitor and interpret information over a broad spectrum of potential frequencies that a hostile force might use.

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

We believe that the growth of these new security markets may represent a significant opportunity for our products.

Our Business Approach

Historically, when OEMs and other systems integrators incorporated high-frequency RF technology into their products, they designed and manufactured the requisite hardware internally. However, when faced with the need to generate cost efficiencies and technological innovations with fewer resources, OEMs and systems integrators frequently look to merchant suppliers for these items. We believe there are several key characteristics that define an attractive supply partner for fulfilling these requirements, including:

Technical Depth.  OEMs and systems integrators seek merchant suppliers of RF modules that have significant experience in and understanding of the overall system design. This depth and breadth of understanding is crucial to determining appropriate overall system level tradeoffs and in providing sound advice, thereby enabling the OEM or system integrator to design and deploy its systems more cost-effectively.

Innovative Technology.  New technology is the key to providing enhanced performance and continued cost reduction. Thus, OEMs and systems integrators value this capability and prefer partners that create new technologies offering additional functionality, higher reliability, lower cost and better performance.

Low Cost.  OEMs and systems integrators are under increasing pricing pressure from their customers and expect effective and persistent cost-reduction programs from their merchant suppliers. These cost-reduction programs require merchant suppliers to mount a comprehensive effort at multiple levels, including integration of multiple functions, efficient manufacturing, effective supply chain management, streamlined life cycle support and use of low cost sub-contractors.

Flexible Supply Chain Capabilities.  Volatility of demand is common in the market for RF modules. Therefore OEMs and system integrators need merchant suppliers that can accommodate fluctuations in the demand, whether in mix and/or quantity, and that can flexibly scale their manufacturing to match the fluctuating demands.

We believe that few merchant suppliers comprehensively address all of these requirements. Many of the merchant suppliers that populate the industry are small and lack the requisite operational strength and technical capability to address these needs. Many merchant suppliers use labor-intensive circuit manufacturing and test methods that limit their ability to produce high-frequency RF products in high volume and at a low cost. Others have limited in-house RF design expertise and rely on third parties for their circuit designs. In contrast, we believe that we possess several key strengths that enable us to provide our customers with superior products and services. These strengths include:

Extensive Technical Expertise.  We have extensive experience in the design and manufacture of high-frequency RF modules for a broad range of products. Our body of intellectual property and a highly-skilled technical team are critical when dealing with the higher frequencies required by emerging applications. Our technical team has broad expertise in device physics, semiconductor device and circuit design, system engineering, test engineering and other critical disciplines. In addition, our large library of proprietary circuit designs enables us to introduce new products rapidly and cost-effectively. We believe the depth and breadth of our technical expertise differentiates us from many of our competitors, enabling us to optimize our products for critical performance factors and to assist our customers in developing an optimal overall design.

A Commitment to Develop Next-Generation Technology.  A key component of our value proposition is providing our customers with powerful and cost-effective technologies that offer them a major technical and economic advantage. We have invested in the development of next-generation circuit and packaging technologies that allow us to provide our customers with high-performance and low-cost solutions. Our ability to develop new semiconductor devices on a custom basis provides us greater flexibility to optimize our product designs for our customers and their specific applications. Many of our competitors do not have the capability to produce proprietary integrated circuit and device designs and therefore are limited to using standard, commercially-available semiconductor devices. We intend to continue to invest in research and development, maintain a team of talented engineers and scientists, and build on our manufacturing technologies.

Comprehensive Approach to Cost-Effective Manufacturing.  We have taken a comprehensive approach to developing cost-effective manufacturing capabilities that allow us to compete on a worldwide basis and to offer our customers product solutions at attractive prices:

•	We design our products to be readily manufacturable and able to tolerate a wide range of component performance and assembly process variations. This speeds the flow of work through our factories, reduces the required level of touch labor and minimizes rework.

•	For many of our products, we have implemented automated assembly techniques that reduce labor content and enhance both product uniformity and quality.

•	Testing is often a large part of the manufacturing effort and we have developed extensive automated testing capabilities that speed this process and differentiate us from the labor-intensive methods often used in our industry. We use state of the art information technology systems to store, analyze and transmit test data.

•	Because our products are highly manufacturable, we have been able to contract with third-party, offshore manufacturers for even greater labor cost savings. In 2002, we began moving most of our high-volume commercial manufacturing to Hana Microelectronics Co., Ltd., (or “HANA”), a Thailand-based contract manufacturer. We consign raw materials to HANA, as well as provide the specialized assembly and test equipment needed to manufacture our products. HANA provides the direct labor to assemble and test our products. This transition has significantly improved our product margins and enables us to adjust rapidly, efficiently and flexibly to our customers’ varying quantity and product mix requirements, which are often created by unexpected needs and variations in demand.

•	The cost of raw materials and components employed in high-frequency RF modules are a major part of the overall manufacturing cost. We have reduced the cost of these components by re-designing them, leveraging our purchasing power and selecting more cost-effective suppliers. As an outgrowth of our operational presence in Asia, we continue to identify low-cost, high-quality Asian-based suppliers for several of the raw materials and components used in our products.

•	Semiconductors are both a critical technical element and a major cost component of our products. Our ability to custom design these devices allows us to optimize them for cost and performance and to achieve significant cost savings by having them fabricated in low cost, third-party foundries.

•	Our high unit volumes enable us to achieve lower manufacturing costs than many of our competitors as we increase our materials purchasing power, amortize our overhead expenses over a larger number of units and gain labor efficiencies.

•	We intend to continue to improve our lean manufacturing methods and further enhance our manufacturing expertise. This will be particularly important for our high mix product lines, characterized by low volume and high variability, which are primarily manufactured in our Northern California facilities in support of our Defense and Security revenues.

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

Integrated Subsystem Modules.  Integrated subsystem modules combine several functional RF blocks, such as amplifiers, switches or oscillators, with various types of control and support circuitry, such as a microprocessor or a power supply, to form a stand-alone subsystem. These complex subsystem modules, combine RF capability with sophisticated analog and digital system interface and control capabilities.

Circuit Technologies

In high-frequency RF modules, the choice and implementation of the basic microwave circuit technology largely determines the performance, cost and manufacturability of the product. Our products use one or more of the following three circuit technologies.

HMIC (Hybrid Microwave Integrated Circuit).  Individual devices and circuit components are attached to a ceramic substrate and interconnected with numerous individual bond wires. This circuit approach is moderate in its design difficulty and its configuration flexibility is useful in low production and prototype applications. The material and set up costs are modest; however, the numerous individual bond wires must be manually tuned to achieve the desired performance and the touch labor content is thus substantial. We have developed automated techniques to enhance this technology and it is one of our common circuit techniques for custom and low volume products.

MMIC (Monolithic Microwave Integrated Circuit).  In this technology, individual devices, components and interconnects are patterned onto a semiconductor substrate (typically gallium arsenide, or GaAs) in a manner similar to industry standard IC fabrication techniques. Because of the design difficulty and large setup costs, this technology is most appropriate for high volume applications and is the circuit technology typically employed in our high volume telecom module products. We have developed a large repertoire of custom designed MMICs that have been optimized for cost, performance and manufacturability.

MLMS (Multi-Lithic Micro System).  This is a proprietary circuit technology that we have developed to overcome the shortcomings of HMIC and MMIC technologies. This technology consists of a multi-layer RF substrate onto which individual devices are attached and electrically connected without the use of bond wires. The features of this technology are numerous including reduced design difficulty, elimination of individual tuning, low cost substrate materials, automated manufacture, use of multiple semiconductor technologies in the same circuit (i.e. multi-lithic), integrated passive circuit elements and the ability to provide a complete “system on a chip” functionality. This technology is in its early stages of deployment.

Circuit Packaging Technologies

In high-frequency RF modules, the circuit packaging technology also significantly impacts cost and performance. Our products use one the following two packaging technologies.

Standard Planar Packaging.  Many of our current products employ standard planar packaging technology which consists of individual circuits being attached to a metal carrier plate and then enclosed with a corresponding cover plate to provide protection and shielding for the circuit. A variation in this approach is to mount the carrier inside of a metal box that is similarly sealed with a metallic cover. This technology can be relatively easy to design and deploy however it utilizes large, heavy and costly components.

Epsilon Packaging.  Many of our newer products employ a unique packaging technology called Epsilon. In this approach, circuits are directly mounted to a composite printed wiring board and then enclosed with a metalized molded plastic or machined cover. The composite wiring board consists of a top RF circuit layer built on a low loss substrate with lower layers of the board consisting of conventional printed wiring board substrates for power and control circuitry. This approach reduces the size, weight and cost of the packaging components.

Sales and Marketing

We focus on multiple markets on a global basis. Our target markets include telecommunication networks, defense electronics, homeland security systems, high frequency electronic instrumentation and other applications that require high frequency RF circuitry and subsystems. We sell our products through our direct sales efforts, which are supported by a network of independent domestic and international representatives. For each of our major customers, we assign a technical account manager, who has responsibility for developing and expanding our relationship with that customer. Our direct sales efforts are augmented by traditional marketing activities, including advertising, participation in industry associations and presence at major trade shows.

Our products are highly technical and the sales cycle can often be long. Our sales efforts typically involve a collaborative and iterative process with our customers to determine their specific requirements, verify a product design and develop an effective manufacturing approach in either our own on-shore factory or in our off-shore contract manufacturing partner’s factory. Depending on the product and market, the sales cycle can typically take anywhere from 2 to 24 months.

Customers

In 2008, revenues from our telecom OEM customers comprised approximately 66% of our total revenues and more specifically, revenues from Nokia Siemens Networks accounted for 55% of our total revenues. During the same period, revenues from our defense electronics, homeland security and other system integrator OEM customers comprised approximately 34% of our total revenues. While historically revenues from our telecom OEM customers have dominated our business and we expect our sales to telecom OEMs to continue to be a significant portion of our revenues, going forward the sales in our other target markets could ultimately overtake our telecom market revenues. In the telecom market, our revenues are attributable to a limited number of telecom OEMs and we would expect this pattern to remain for the foreseeable future. In contrast, sales in our other target markets tend to be dispersed over a larger number of individual customers.

Acquisitions

As part of our growth strategy, we have made acquisitions designed to increase revenues and gain market share. We have completed the following acquisitions since our initial public offering:

Acquisition	Structure	Key Benefits

ALC Microwave, Inc. — April 2007	Purchased all of the outstanding capital stock of privately-held ALC Microwave, Inc. whose primary product line was logarithmic amplifiers and subsystems sold to defense markets.	• Provided a significant market position in specialized logarithmic amplifiers. • Expanded relationships with existing customers and added new customers.

JCA Technology, Inc., a wholly-owned subsidiary of New Focus, Inc., a subsidiary of Bookham Technology plc — July 2004	Purchased all of the outstanding capital stock of JCA, whose primary product line was microwave amplifiers serving the defense electronics industry
• Provided significant market position in RF amplifiers and modules for defense and related applications

• Expanded relationships with existing customers and add new customers

• Formed core of Endwave Defense Systems division

Verticom, Inc. — May 2003	Purchased assets including customer contracts, equipment, inventory, product designs and other intellectual property required to manufacture and supply YIG-based frequency synthesizers
• Enhanced high-performance oscillator technology

• Added new customer relationship in the defense electronics market

• Added new product application in the defense communication satellite terminal market

Arcom Wireless Incorporated, a subsidiary of Dover Corporation — February 2003	Purchased assets including customer contracts, equipment, inventory, product designs and other intellectual property required to manufacture and supply a 58 GHz integrated transceiver	• Expanded relationship with an existing customer • Enhanced market position as a leading supplier of 58 GHz products

Acquisition	Structure	Key Benefits

Signal Technology Corp. Fixed Wireless Division — September 2002	Purchased assets including customer contracts, equipment, inventory, product designs and other intellectual property required to manufacture and supply several transceiver products
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

Competition

Among merchant suppliers of microwave modules in the telecommunication network market, we compete with Compel srl, Filtronic plc, Microelectronics Technology Inc., Remec Broadband Wireless, Inc. and Teledyne Technologies Incorporated, among others. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of high-frequency RF transceiver modules, rather than using merchant suppliers such as ourselves. To the extent that telecom OEMs presently, or in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and related module revenue. Conversely, if they should decide to outsource their requirements, this may significantly expand the market available to us.

In the defense electronics and homeland security markets, we compete both with internal captive groups along with other companies such as Aeroflex Incorporated, Akon Inc., AML Communications Inc., Ciao Wireless, Cobham plc, CTT Inc., Herley Industries, Inc., Millitech Inc., Miteq Inc., Renaissance Electronics Corporation and Teledyne Technologies Incorporated, among others.

We believe that the principal competitive factors in our industry are:

•	Product pricing and the ability to offer low-cost solutions;

•	Technical leadership and product performance;

•	Strong customer relationships;

•	Product breadth;

•	Time-to-market in the design and manufacturing of products; and

•	Logistical flexibility, manufacturing capability and scalable capacity.

Research and Development

Our research efforts focus on developing advanced circuit and packaging technologies, creating new proprietary circuit designs and integrating these technologies and designs into the modules and subsystems we provide to our customers. Our product development activities focus on designing products to meet specific customer and market needs and introducing these products to manufacturing.

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

Automated Testing Processes.  High-frequency RF products require extensive testing after assembly to verify compliance with customer specifications. We use high speed, custom-designed, automated test sets that are capable of rapidly testing a complete RF module or subsystem. This increases throughput in the manufacturing process and reduces the skill level required to conduct the tests. Concurrently with the development of these test methods, we develop data analysis and reporting tools to facilitate rapid communication of test data to our customers.

Our investment in research and development and related engineering projects has resulted in expenses of $8.9 million, $10.7 million and $11.9 million in 2006, 2007 and 2008, respectively.

Patents and Intellectual Property Rights

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of December 31, 2008, we had 43 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, MLMS technology and system designs. Our United States patents expire between 2009 and 2027. We do not anticipate the impact of the expiration of patents over the near term to have a significant impact on our research and development or operations. We also license technology from other companies, including Northrop Grumman Corporation. There are no limitations on our rights to make, use or sell products we may develop in the future using the technology licensed to us by Northrop Grumman Corporation.

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

Operations

We currently have our products manufactured in three locations. Domestically in 2008, we operated two plants in the Northern California area for those products that are being produced in low volumes or for defense electronics applications. During 2009, we intend to consolidate the activities of these two locations into one new plant in Folsom, California. Products made for defense electronics applications generally must be manufactured within the United States due to government regulations.

The third location produces our high volume telecom products and is operated in Thailand by a contract manufacturer. Under our manufacturing contract, HANA supplies the physical plant, direct labor, basic assembly equipment and warehousing functions. We supplement those activities with our own full-time, in-country staff consisting of 17 people who provide production planning, process engineering, test engineering, product support, design engineering and quality assurance support. We own certain assets held securely in HANA’s factory, including specialized test and assembly equipment and various raw material and product inventories. Our arrangement with HANA allows us to reduce our labor and facility expenses while maintaining tight control of process and quality. To reduce our costs further, we have identified lower cost Asian sources for various raw materials, especially basic metal and circuit board components. Our manufacturing agreement with HANA currently expires in October 2009, but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.

We use both industry-standard and custom-designed semiconductor devices. We obtain industry-standard devices from various suppliers of these parts and we contract with various third-party foundries to produce our custom designs. Our use of third-party foundries for custom designed devices gives us the flexibility to use the process technology that is best suited for each application and eliminates the need for us to invest in and maintain our own semiconductor facilities. While the loss of our relationship with or our access to any of the semiconductor foundries we currently use, and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers, we estimate that we could shift production to a new foundry within six months. Our largest suppliers of semiconductor devices and foundry services in 2008 included Hittite Microwave, MIMIX Broadband, Northrop Grumman Space Technology and United Monolithic Semiconductor. These suppliers provided approximately 79% of our semiconductor device requirements in 2008.

All of the manufacturing facilities we operate or use worldwide are registered under ISO 9001-2000, an international certification standard of quality for design, development and business practices. Additionally, we are certified under AS-9100 in support of our defense and homeland security activities. We maintain comprehensive quality systems at all of these facilities to ensure compliance with customer specifications, configuration control, documentation control and supplier quality conformance.

We maintain raw materials and work-in-process inventory at our Northern California plants and in Thailand at HANA’s plant. We also maintain finished goods inventory on consignment at or near the manufacturing plants of certain key telecommunication customers. In order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. Meeting this requirement necessitates that we maintain significant raw material and finished goods inventories. Maintaining these inventories is costly and requires significant working capital and may increase our capital needs in the future.

Backlog

Our backlog at February 20, 2009 for shipments expected to occur through December 31, 2009 was approximately $28.9 million. By comparison, our backlog as of February 8, 2008 for shipments then expected to occur through December 31, 2008 was approximately $51.3 million.

Our order backlog consists of a combination of conventional purchase orders and formal forecasts given to us under annual and multi-year agreements. Typically, the forecast portion of the backlog is the significantly larger amount. The forecasts we receive normally have a firm commitment portion of one to three months in duration that obligate the customer to accept at least some portion of the amount forecasted for that period, with the remainder of the forecast including no such obligation. These forecasts are subject to change on a regular basis and we have experienced significant forecast variations in both unit volumes and product mix. As a result, we do not believe that backlog is a reliable indicator of future revenues.

Governmental Regulation

Government regulations directly affect our business in two principal ways. In our telecommunication networks market, the frequencies at which wireless systems transmit and receive data are dictated by government licensing agencies in the location where they are deployed. Unexpected difficulties in obtaining licenses or changes in the operating frequencies allowed can halt or delay microwave radio deployments and therefore halt or delay the need for our products. Both national and international regulatory bodies have set stringent standards on the performance of microwave radios, especially spurious emissions and their potential to cause interference in other systems. Meeting these regulations is technologically challenging and changes in the regulations could require a re-design of our products to achieve compliance.

In our defense electronics market, some of the products we supply to our foreign customers are controlled by United States government export regulations promulgated by the Departments of State, Commerce and Defense. Prior to shipment of these products, we must apply for various approvals and licenses. This application process can be lengthy and approval is not assured. If we do not receive approval or the approval is delayed, it can halt or delay our shipments. Further, our products for defense electronics applications generally must be manufactured within the United States due to government regulations regarding foreign material content and socio-economic rules passed down to federal subcontractors by law.

Seasonality

Although we have experienced significant quarterly fluctuations in revenue at times over the past several years, we do not believe that volatility was primarily attributable to seasonality in our business.

Employees

As of December 31, 2008, we had 228 full-time employees, including 129 in manufacturing, 60 in product and process engineering, 18 in sales and marketing and 21 in general and administrative. Our employees are not subject to any collective bargaining agreement with us and we believe that our relations with our employees are good.

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

We have had a history of losses. We had a net loss of $14.8 million in 2008. We also had net losses of $5.4 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively. There is no guarantee that we will achieve or maintain profitability in the future.

The current turmoil in the global economy could adversely impact our operations and financial results.

Over the past several months, global economic conditions have continued to deteriorate. For example, credit has become severely restricted. This restriction in credit could materially impact our operations and financial results. Our customers often rely on credit markets to finance the build-out of their networks and systems. With the current restriction in credit markets, capital may not be available to our customers or may only be available at unfavorable terms. Without appropriate capital, our customers may have difficulty funding their on-going operations and may reduce their orders for our products. This could significantly impact our operations and financial results. Additionally, our vendors may rely on credit markets to finance their operations. With the current restriction in credit markets, capital may not be available to our vendors or may only be available at unfavorable terms. Without appropriate capital, our vendors may have difficulty funding their on-going operations and may not be able to fulfill requirements for their products. This could significantly impact our operations and financial results through a reduction in our revenues.

We depend on a small number of key customers in the telecommunications industry for a significant portion of our revenues. If we lose any of our major customers, particularly Nokia Siemens Networks, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.

We depend, and expect to continue to depend, on a relatively small number of telecom customers for a significant part of our revenues. The loss of any of our major customers, particularly Nokia Siemens Networks, or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. Revenues from Nokia Siemens Networks (including Nokia and Siemens AG revenues for 2007 prior to their merger) accounted for 55% and 60% our total revenues in 2008 and 2007, respectively.

Our operating results may be adversely affected by substantial quarterly and annual fluctuations and market downturns.

Our revenues, earnings and other operating results have fluctuated in the past and our revenues, earnings and other operating results may fluctuate in the future. These fluctuations are due to a number of factors, many of which are beyond our control. These factors include, among others, global economic conditions, overall growth in our target markets, the ability of our customers to obtain adequate capital, U.S. export law changes, changes in customer order patterns, customer consolidation, availability of components from our suppliers, the gain or loss of a significant customer, changes in our product mix and market acceptance of our products and our customers’ products. These factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly or annual operating results.

We depend on the telecommunications industry for a substantial portion of our revenues. As this industry is negatively impacted by the global economic downturn, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.

We depend, and expect to remain dependent, on the telecommunications industry for a substantial portion of our revenues. Revenues from all of our telecom OEM customers comprised 66% of our total revenues in 2008 and 79% of our total revenues in 2007.

The current global economic downturn and credit crisis has impacted the telecommunications industry. We anticipate decreased revenues from our telecommunication related customers in 2009 and therefore we undertook certain restructuring activities to reduce expenses. If the current downturn in the telecommunications industry persists, our revenues will continue to suffer and we may be forced to make provisions for excess inventory, accounts receivable and abandoned or obsolete equipment and further reduce our operating expenses through additional restructuring activities. We cannot guarantee that we would be able to reduce operating expenses to a level commensurate with the lower revenues resulting from such a prolonged industry downturn.

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

Our strategy depends in part on our ability to further penetrate into new non-telecommunication markets, such as defense electronics, homeland security and other systems, and we may be unable to do so.

Historically, a large majority of our revenues have been attributable to sales of our RF modules to telecom OEMs such as Nokia Siemens Networks. Part of our growth strategy is to design and sell high-frequency RF modules for and to OEMs and systems integrators in new non-telecommunication markets, particularly defense electronics, homeland security and other systems. While growing of significance to our business, to date, only a modest percentage of our revenues have been attributable to sales of RF modules to these alternate markets. We are designing and selling products for the emerging homeland security market. The potential size of this market is unclear and we cannot predict how the market will evolve. If increased demand for high-frequency RF modules in non-telecommunication markets does not materialize, or if we fail to secure new design wins in these markets or if we are unable to design readily manufacturable products for these new markets, our growth and revenues could be adversely impacted, thereby decreasing our profitability or increasing our net losses.

We rely on the semiconductor foundry operations of third-party semiconductor foundries to manufacture the semiconductors contained in our products. The loss of our relationship with any of these foundries without adequate notice would adversely impact our ability to fill customer orders and could damage our customer relationships.

We utilize both industry standard semiconductor components and our own custom-designed semiconductor devices. However, we do not own or operate a semiconductor fabrication facility, or foundry, and rely on a limited number of third parties to produce our custom-designed components. If any of our semiconductor suppliers is unable to deliver semiconductors to us in a timely fashion, the resulting delay could severely impact our ability to fulfill customer orders and could damage our relationships with our customers. In addition, the loss of our relationship with or our access to any of the semiconductor foundries we currently use for the fabrication of custom designed components and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.

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

Although we have not experienced any material losses on our cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on our financial condition and operating results. Although our portfolio has no direct investments in auction rate or sub-prime mortgage securities, our overall investment portfolio is currently and may in the future be concentrated in cash equivalents including money market funds. If any of the issuers of the securities we hold default on their obligations, or their credit ratings are negatively affected by liquidity, credit deterioration or losses, financial results, or other factors, the value of our cash equivalents and short-term and long-term investments could decline and result in a material impairment.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of December 31, 2008, we had 43 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2009 and 2027. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.

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

Risks Relating to Our Industry

Our revenues in the defense electronics and homeland security markets largely depend upon the funding and implementation decisions of the United States Government. These decisions could change abruptly and without notice, unexpectedly reducing our revenues from these markets.

Our revenues are partially dependent on sales to defense electronics and homeland security prime contractors. Changes in levels of government contract funding and in implementation of government contracts may cause prime contractors to reduce funding to subcontractors. These funding and implementation decisions are difficult to predict and may change abruptly. As a result, our quarterly revenues from prime contractors may fluctuate significantly from quarter to quarter.

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

The price of our common stock has fluctuated widely since our initial public offering in October 2000. In 2008, the lowest daily closing sales price for our common stock was $2.09 and the highest daily closing sales price for our common stock was $7.62. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:

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

Oak Technology Partners XI, Limited Partnership, or Oak, owns 300,000 shares of our Series B preferred stock that are convertible into 3,000,000 shares of our common stock and a warrant to purchase 90,000 shares of our Series B preferred stock that upon issuance will be convertible into 900,000 shares of our common stock. Assuming the exercise in full of the warrant issued to Oak and the conversion of Oak’s preferred shares into common stock, as of February 6, 2009, Oak beneficially owned 29.4% of our capital stock. In addition, two other shareholders each beneficially owned more than 10% of our capital stock on February 6, 2009.

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

Our certificate of incorporation, bylaws, arrangements with executive officers and the rights of our preferred shareholder contain provisions that could delay or prevent a change in control.

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

The preferred shareholder has certain rights upon any liquidation, merger, reorganization and/or consolidation of Endwave into or with another corporation or any transaction or series of related transactions in which a person, entity or group acquires 50% or more of the combined voting power of our then outstanding securities. If such an event were to occur the holders of the preferred shares are entitled to receive prior and in preference to any distribution to holders of our common stock or any other class or series of stock subordinate in liquidation preference to the preferred stock, the amount invested plus all accumulated or accrued and unpaid dividends thereon.

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

During 2008, we moved our Northeast operations to Salem, New Hampshire where we lease approximately 5,000 square feet. This lease expires in November 2013.

We lease approximately 21,000 square feet in Diamond Springs, California for our manufacturing facilities under a lease that expires in June 2009. We lease approximately 7,000 square feet in El Dorado Hills, California under a lease that expires in February 2009. During 2009, we plan to consolidate our Diamond Springs and El Dorado Hills facilities into a new facility located in Folsom, California and have leased approximately 31,000 square feet under a lease that expires in May 2014.

In Chiang Mai, Thailand, near the facilities of our contract manufacturer, HANA Microelectronics Co., Ltd., we lease approximately 3,000 square feet under an office lease that expires in March 2010. We believe that these facilities are adequate to meet our current and near term future needs.

Item 3.	Legal Proceedings

On Friday, October 31, 2008, we filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech Advanced Microwave Technologies Inc. (“Advantech”) the parent company of Allgon Microwave Corporation AB, had breached its contractual obligations with Endwave and owes us $994,500 in a note receivable, purchased inventory and accepted purchase orders. We cannot predict the outcome of these proceedings. An adverse decision in these proceedings could harm our consolidated financial position and results of operations. Although we may have pending various legal actions arising in the ordinary course of business from time to time, other than the complaint against Advantech, we are not currently a party to any material litigation.

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

	High	Low

Fiscal Year Ended December 31, 2007
First Quarter	$13.75	$10.50
Second Quarter	$12.86	$9.50
Third Quarter	$12.09	$8.25
Fourth Quarter	$10.49	$5.40
Fiscal Year Ended December 31, 2008
First Quarter	$7.69	$5.56
Second Quarter	$7.53	$5.38
Third Quarter	$7.00	$4.77
Fourth Quarter	$5.49	$1.93

The last reported sale price of our common stock on the NASDAQ Global Market on February 6, 2009 was $1.89 per share. As of February 6, 2009, there were approximately 101 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common or preferred stock. Because we currently intend to retain any future earnings to fund the development and growth of our business, we do not anticipate paying any cash dividends in the near future.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of the end of December 31, 2008.

Number of
Securities
Remaining
Available
	Number of	Weighted-	for Issuance
	Securities to be	Average	Under Equity
	Issued Upon	Exercise	Compensation
	Exercise of	Price of	Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights (a)	Rights (b)	Column (a))(1)(c)

Equity compensation plans approved by security holders	3,008,917	$9.23	2,243,497	(2)
Equity compensation plans not approved by security holders	0	0	0

Total	3,008,917	$9.23	2,243,497

(1)	The number of shares that may be issued under the 2007 Equity Incentive Plan is increased automatically on January 1 of each year, beginning in 2008 and ending in 2012, by a number of shares equal to the lesser of (i) six percent of the number of shares of our common stock outstanding (assuming conversion of all outstanding shares of preferred stock) on such date, (ii) 1,500,000 shares and (iii) such lower number of shares as determined by our board of directors prior to such date.

(2)	Includes 360,369 shares issuable under the 2000 Employee Stock Purchase Plan.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2003 in (i) our common stock, (ii) the NASDAQ Stock Market Index (U.S. Companies) and (ii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Endwave Corporation, The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

	12/03	12/04	12/05	12/06	12/07	12/08
Endwave Corporation	100.00	237.09	160.05	147.15	98.78	32.61
NASDAQ Composite	100.00	110.06	112.92	126.61	138.33	80.65
NASDAQ Telecommunications	100.00	106.63	103.01	131.04	135.00	78.26

*	$100 invested on 12/31/03 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2008, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008 and 2007 are derived from the audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in any future periods.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$58,255	$56,476	$62,226	$48,735	$33,162
Cost of product revenues	42,091	41,764	44,220	33,586	22,576
Impairment of goodwill and intangible assets	6,161	—	—	—	—
Other operating expenses	26,068	23,701	21,901	16,799	16,115
Loss from operations	(16,065)	(8,989)	(3,895)	(1,650)	(5,529)
Net loss	$(14,751)	$(5,401)	$(1,344)	$(874)	$(4,404)
Basic and diluted net loss per share	$(1.60)	$(0.47)	$(0.12)	$(0.08)	$(0.45)

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$45,348	$48,957	$67,587	$22,415	$25,137
Total assets	70,340	82,589	100,653	53,149	50,094
Long-term obligations, less current portion	73	116	231	385	559
Total stockholders’ equity	62,041	71,848	89,398	43,083	39,064

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, manufacture and market radio frequency, or RF, modules that enable the transmission, reception and processing of high frequency signals in telecommunication network, defense electronics, homeland security and other systems.

Markets and Diversification Strategy

Telecommunications market.  Most of our RF modules are deployed in telecommunication networks, carrier class trunking networks and point-to-point transmission networks. Our target customers for these applications are telecommunication network original equipment manufacturers and systems integrators, collectively referred to in this report as telecom OEMs. Telecom OEMs provide the equipment used by service providers to deliver voice, data and video services to businesses and consumers. Telecom OEMs that purchased our products accounted for 66% of our total revenues during 2008 and included Nera ASA and Nokia Siemens Networks.

From 2007 to 2008, we experienced a decrease of 13% in our telecommunications-related revenues. This decline in revenues was due primarily to decreased demand, particularly during the fourth quarter of 2008, from our telecommunications customers and lower average sales prices of our modules.

Non-telecommunication markets.  Our RF modules are also designed into various applications outside of the telecommunication network market, including defense electronics, homeland security and other systems. Our target customers in the defense electronics market include defense systems integrators and their subcontractors that design aerospace systems, defense systems and weapons and electronics platforms for both domestic and foreign defense customers. Our target customers in the homeland security market include those utilizing the properties of high-frequency RF energy to create new systems designed to detect and identify security threats. We also sell modules to customers addressing other applications such as semiconductor testing. In this report, we refer to our target customers in the defense electronics and homeland security markets as defense and homeland security systems integrators. Revenues from our customers in the defense electronics, homeland security and other systems markets include BAE Systems, L-3 SafeView Inc., Lockheed Martin Corporation and Teradyne and accounted for 34% of our total revenues in 2008.

From 2007 to 2008, we experienced growth of 61% in our non-telecommunication related revenues. We continue to seek growth through enhancing our position as a leading merchant supplier of RF modules, continuing our expansion into the defense electronics, homeland security and other systems markets and pursuing strategic acquisitions.

Current market outlook.  Over the past several months, the global economic conditions have continued to deteriorate. For example, credit has become severely restricted. This restriction in credit has materially impacted our customers and vendors, which could have a negative effect on our business. We expect the restriction in credit will continue to impact our customers and vendors for the foreseeable future. The installation and enhancement of telecommunication networks integrating our products and the rollout of certain security and other systems, often rely on the availability of credit. With the current restriction in credit markets, capital may not be available for the build-out of these networks or systems. Without appropriate capital, our customers may have difficulty funding their on-going operations and may reduce their orders for our products. As a result, we currently estimate revenues for 2009 to be below revenues in 2008. In addition to a reduction in revenue, we have experienced a negative impact to our operations and financial results through an increase in our bad debt expense related to a note receivable, increased write-offs of excess inventory and the write-down of our goodwill and intangible assets. We expect these risks to continue for the foreseeable future.

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

Seasonality

Although we have experienced significant quarterly fluctuations in revenue at times over the past several years, we do not believe that volatility was primarily attributable to seasonality in our business.

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

Revenue Recognition

Our primary customers are telecom OEMs, defense electronics, homeland security and other systems integrators that incorporate our products into their systems. We recognize product revenues at the time title passes, which is generally upon product shipment or when withdrawn from a consignment location, coupled with persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenues. Alternatively, where a development contract specifies defined progress gates or milestones tied to payments, revenue is recognized on a pro rata basis matching the milestones. Revenues attributable to development fees accounted for 2.0% of our total revenues in 2006, 1.5% of our total revenues in 2007 and 1.2% of our total revenues in 2008. The costs incurred under these development agreements are included in research and development expenses.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. Our reserves were $67,000 at December 31, 2007 and $64,000 at December 31, 2008. If actual credit losses were to be significantly greater than the reserves we have established, our selling, general and administrative expenses would increase.

Warranty Reserves

We generally offer a twelve to thirty month warranty on all of our products. We record a liability based on estimates of the costs that may be incurred under our warranty obligations and charge to cost of product revenues the amount of such costs at the time revenues are recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. At December 31, 2007 and 2008 our warranty reserves were $2.7 million and $2.4 million, respectively. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.

Inventory Valuation

We evaluate our ending inventories for excess quantities and obsolescence at each balance sheet date. This evaluation includes review of materials usage, market conditions and product life cycles and an analysis of sales levels by product and projections of future demand and market conditions. We adjust inventory balances to approximate the lower of our manufacturing cost or market value. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, and would be reflected in cost of product revenues in the period the revision is made. This would have a negative impact on our gross margins in that period. At the time of write down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of product revenues, resulting in a net benefit to our gross margin in that period. To the extent these factors materially affect our gross margins, we would disclose them.

Stock-Based Compensation

We recognize stock-based compensation in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of our stock compensation is accounted for as an equity instrument.

We estimate the fair value of stock options and shares under our stock purchase plan using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The fair value of each option grant and the shares under our stock purchase plan are estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with assumptions concerning expected dividend yield, stock price volatility, risk free interest rate and expected life of the award.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. As our stock option awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. There currently is no market-based mechanism to verify the reliability and accuracy of the estimates derived from the Black-Scholes option valuation model or other allowable valuation models, nor is there a means to compare and adjust the estimates to actual values. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.

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

Long-Lived Assets

We periodically review our property and equipment and identifiable intangible assets for possible impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges. Significant assumptions and estimates include the projected cash flows based upon estimated revenues and expense growth rates, the estimated royalty rates used for the valuation of acquired tradenames, and the discount rate applied to expected cash flows. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

During the fourth quarter of 2008, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Based on reduced estimates of future revenues and future negative cash flow, we identified potential indicators of impairment.

As a result, we compared the fair value of our long-lived assets to their carrying value. Based on our discounted future cash flow and revenue projections, we recorded non-cash impairment charges of $2.1 million for intangible assets with a defined useful life. The impairment charges represent the excess of the carrying value of these assets over their fair value.

These impairment charges are not expected to result in any future cash expenditures.

Goodwill and Intangible Assets with an Indefinite Life

We are required to assess the carrying value of goodwill and other intangible assets with an indefinite life annually or whenever circumstances indicate that a decline in value may have occurred. Based on the fair value of our common stock relative to our book value, revised estimates for our future revenues and the continued worsening of the global economy, we determined that indicators of potential impairment were present during the fourth quarter of 2008. As a result, we assessed the carrying value of acquired goodwill and intangible assets with an indefinite life for impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Based on the fair market value of the business and our discounted future cash flow and revenue projections, we recorded non-cash impairment charges of $3.0 million for goodwill and $1.1 million for intangible assets with an indefinite life.

These impairment charges are not expected to result in any future cash expenditures.

Fair Value Measurement

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” or SFAS No. 157 which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. Our financial assets that require recognition under SFAS No. 157 include certain cash equivalents and short-term investments.

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of December 31, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

Business Combinations

In accordance with the provisions of SFAS No. 141, “Business Combinations,” the purchase price of an acquired company is allocated between the intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The valuation of intangible assets is based on an income approach methodology that values the intangible assets based on the future cash flows that could potentially be generated by the asset over its estimated remaining life discounted to its present value utilizing an appropriate weighted average cost of capital. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated in dollars and as a percentage of total revenues.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues:
Product revenues	$57,559	$55,611	$60,956
Development fees	696	865	1,270

Total revenues	58,255	56,476	62,226

Costs and expenses:
Cost of product revenues	41,495	41,216	43,771
Cost of product revenues, amortization of intangible assets	596	548	449
Research and development	11,878	10,707	8,856
Selling, general and administrative	13,474	12,463	12,689
Transaction costs	—	—	200
Amortization of intangible assets	716	531	156
Impairment of goodwill and intangible assets	6,161	—	—

Total costs and expenses	74,320	65,465	66,121

Loss from operations	(16,065)	(8,989)	(3,895)
Interest and other income, net	1,248	3,590	2,648

Loss before provision for income tax expense (benefit)	(14,817)	(5,399)	(1,247)
Income tax expense (benefit)	(66)	2	97

Net loss	$(14,751)	$(5,401)	$(1,344)

	Year Ended December 31,
	2008	2007	2006
	(As a percentage of total revenues)

Revenues:
Product revenues	98.8%	98.5%	98.0%
Development fees	1.2	1.5	2.0

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product revenues	71.2	73.0	70.3
Cost of product revenues, amortization of intangible assets	1.0	1.0	0.7
Research and development	20.4	19.0	14.2
Selling, general and administrative	23.1	22.1	20.4
Transaction costs	—	—	0.3
Amortization of intangible assets	1.2	0.9	0.3
Impairment of goodwill and intangible assets	10.6	—	—

Total costs and expenses	127.5	116.0	106.3

Loss from operations	(27.5)	(16.0)	(6.3)
Interest and other income, net	2.1	6.4	4.3

Loss before provision for income tax expense (benefit)	(25.4)	(9.6)	(2.0)
Income tax expense (benefit)	(0.1)	—	0.2

Net loss	(25.3)%	(9.6)%	(2.2)%

Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007

Total revenues

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Total revenues	$58,255	$56,476	3.2%
Product revenues	$57,559	$55,611	3.5%
Development fees	$696	$865	(19.5)%

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

Product revenues increased 3.5% from 2007 to 2008 as a result of increased demand from our non-telecommunication customers. We experienced a $7.4 million increase in revenues from our non-telecommunication customers which was offset in part by a $5.6 million decrease in revenues from our telecommunication customers. During 2008, revenues from our non-telecommunication customers comprised 34% of our total revenues, compared with 21% in 2007. During 2008, revenues from our telecommunication customers comprised 66% of our total revenues, compared with 79% in 2007.

Due to the current economic downturn, we currently expect revenues in 2009 to be lower than in 2008, primarily due to a decrease in our telecommunication related revenues that we believe will be partially offset by an increase in our non-telecommunication related revenues.

Cost of product revenues

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Cost of product revenues	$41,495	$41,216	0.7%
Percentage of revenues	71.2%	73.0%

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

During 2008, the cost of product revenues as a percentage of revenues decreased due primarily to the increased absorption of our overhead costs resulting from increased production and to a change in product mix favoring certain higher margin products, partially offset by increased inventory reserves associated with a customer of ours that filed for bankruptcy protection during the fourth quarter of 2008. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to $283,000 during 2008 and $572,000 during 2007.

We continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.

Research and development expenses

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Research and development expenses	$11,878	$10,707	10.9%
Percentage of revenues	20.4%	19.0%

Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.

During 2008, research and development expenses increased both as a percentage of total revenues and in absolute dollars compared to 2007. The increase in research and development expenses was primarily attributable to an increase of $1.0 million in personnel-related expenses and an increase of $85,000 for stock based compensation.

During 2009, we expect research and development expenses to be lower relative to 2008 in absolute dollar terms, as we have undertaken restructuring activities during the first quarter of 2009 to reduce investment in research and development related expenses.

Selling, general and administrative expenses

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Selling, general and administrative expenses	$13,474	$12,463	8.1%
Percentage of revenues	23.1%	22.1%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.

During 2008, selling, general and administrative expenses increased in both as a percentage of total revenues and in absolute dollars compared to 2007. This increase in selling, general and administrative expenses primarily attributable to an increase of $1.0 million in personnel-related expenses and an increase of $315,000 for a reserve on a note receivable from one of our customers. We originally set up a note receivable in the third quarter of 2008 as one of our customers was unable to meet the terms of their accounts receivable to us. During the fourth quarter of 2008 this customer filed for bankruptcy protection and we therefore reserved a significant portion of the remaining note receivable. These increases were partially offset by a decrease of $176,000 for stock-based compensation and a decrease of $101,000 for professional services.

During 2009, we expect selling, general and administrative expenses to be lower relative to 2008 in absolute dollar terms, as we have undertaken restructuring activities during the first quarter of 2009 to reduce our expenses.

Amortization of intangible assets

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Cost of product revenues, amortization of intangible assets	$596	$548	8.8%
Amortization of intangible assets	$716	$531	34.8%

As part of our acquisition of ALC Microwave, Inc., or ALC, in April 2007, we acquired $2.9 million of identifiable intangible assets, including $900,000 for customer relationships, $880,000 for developed technology, $560,000 for customer backlog, $370,000 for the non-compete agreement and $230,000 for the tradename. During the fourth quarter of 2008, these assets were fully written down based on an analysis indicating impairment of our intangible assets.

As part of our acquisition of JCA Technology, Inc., or JCA, in July 2004, we acquired $4.2 million of identifiable intangible assets, including $2.3 million for developed technology, $1.1 million for the tradename, $780,000 for customer relationships and $140,000 for customer backlog. During the fourth quarter of 2008, these assets were fully written down based on an analysis indicating impairment of our intangible assets.

The amortization associated with developed technology was a charge to cost of product revenues. The amortization associated with developed technology was $596,000 and $548,000 for 2008 and 2007, respectively. During 2008, the increase was attributable to the full year of amortization related to the ALC intangibles.

The amortization associated with customer backlog, customer relationships, non-compete and tradename was a charge to operating expenses. During 2008, the $716,000 of amortization was comprised of the following: $307,000 for customer relationships, $280,000 for customer backlog, $93,000 for the non-compete agreement and $36,000 for the tradename. During 2007, the $531,000 of amortization was comprised of the following: $256,000 for customer relationships, $187,000 for customer backlog, $61,000 for the non-compete agreement and $27,000 for the tradename. During 2008, the increase was attributable to the full year of amortization related to the ALC intangibles.

Impairment of goodwill and intangible assets

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Impairment of goodwill and intangible assets	$6,161	$—	100.0%

We are required to assess the carrying value of goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. Based on the fair value of our common stock relative to our book value, revised estimates for our future revenues and the continued worsening of the global economy, we determined that indicators of potential impairment were present during the fourth quarter of 2008. As a result, we assessed the carrying value of acquired goodwill and intangible assets with an indefinite life for impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Based on the fair market value of the business and our discounted future cash flow and revenue projections, we recorded non-cash impairment charges of $3.0 million for goodwill and $1.1 million for intangible assets with an indefinite life.

During the fourth quarter of 2008, we reviewed our long-lived assets for indicators of impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Based on reduced estimates of future revenues and future negative cash flow, we identified potential indicators of impairment. As a result, we compared the fair value of our long-lived assets to their carrying value. Based on the discounted future cash flow and revenue projections, we recorded non-cash impairment charges of $2.1 million for intangible assets with a defined useful life. The impairment charges represent the excess of the carrying value of these assets over their fair value.

These impairment charges are not expected to result in any future cash expenditures.

Interest and other income, net

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Interest and other income, net	$1,248	$3,590	(65.2)%

Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location and gains and losses related to foreign currency transactions.

The decrease in interest and other income, net during 2008 was primarily the result of decreased interest earned on our investments. We had a lower cash and investment balance due to our stock repurchase in the fourth quarter of 2007 and our acquisition of ALC during the second quarter of 2007. Additionally, interest rates have decreased significantly from the prior year, especially on the highest rated investment vehicles, leading to lower interest income. During 2008, we earned $1.2 million of interest income and recognized $154,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions. During 2007, we earned $3.5 million of interest income and recognized $154,000 of other income from the amortization of the deferred gain from our sale of the Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions.

Our functional currency is the U.S. dollar. Transactions in foreign currencies other than the functional currency are remeasured into the functional currency at the time of the transaction. Foreign currency transaction losses consist of the remeasurement losses that arise from exchange rate fluctuations related to our operations in Thailand. During 2008 and 2007, we recorded a foreign currency loss of $59,000 and $17,000.

Income tax expense (benefit)

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Income tax expense (benefit)	$(66)	$2	3,400%

A net income tax benefit of $66,000 was recorded in the year ended December 31, 2008 compared to a net income tax expense of $2,000 recorded in the year ended December 31, 2007. The main change in 2008 was due to recording a benefit from refundable research and development tax credits in the United States. No other income tax expense (benefit) has been recorded because we have incurred operating losses that cannot be benefitted due to a full valuation allowance.

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

The increase in interest and other income, net during 2007 was primarily the result of increased interest earned on a higher cash and investment balance due to the proceeds received from the sale of preferred stock and warrants to Oak Investment Partners XI, Limited Partnership or Oak during the second quarter of 2006. During 2007, we earned $3.5 million of interest income and recognized $154,000 of other income from the amortization of the deferred gain from our sale of the Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions. During 2006, we earned $2.6 million of interest income and recognized $154,000 of other income primarily from the amortization of the deferred gain from our sale of the

Diamond Springs, California location partially offset by banking charges and a $77,000 loss on the sale of fixed assets related to the move of our corporate headquarters.

During 2007, we recorded a foreign currency transaction loss of $17,000. There were no such losses in 2006.

Liquidity and Capital Resources

At December 31, 2008, we had $34.0 million of cash and cash equivalents, $11.4 million in short-term investments, working capital of $57.1 million and no long-term or short-term debt outstanding. The following table sets forth selected consolidated statements of cash flows data for our three most recent fiscal years.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by (used in) operating activities	$(153)	$3,921	$2,776
Net cash provided by (used in) investing activities	(5,270)	24,860	(29,343)
Net cash provided by (used in) financing activities	417	(15,953)	44,287
Cash, cash equivalents, restricted cash, short-term and long-term investments at end of period	$45,948	$48,982	$67,848

During 2008, operating activities used $153,000 of cash as compared to generating $3.9 million of cash in 2007. Our net loss adjusted for depreciation and other non-cash items, was a loss of $2.1 million in 2008 as compared to income of $767,000 in 2007. The remaining provision of $1.9 million of cash in 2008 was primarily due to a $4.6 million decrease in accounts receivable and a $424,000 decrease in other assets partially offset by a $2.0 million increase in inventory and a $1.2 million decrease in accounts payable.

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

During 2008, investing activities used $5.3 million of cash compared to providing $24.9 million of cash in 2007. The use of cash by investing activities in 2008 was primarily due to the purchase of $2.5 million in property and equipment, a net $1.2 million purchase of investments, the $1.0 million final payment for the purchase of ALC and a $575,000 increase in restricted cash.

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

During 2008, financing activities provided cash of $417,000 as compared to using cash of $16.0 million in 2007. During 2008, we received $791,000 in cash from the proceeds of stock issuance which was partially offset by $356,000 of payments we made related to the common stock we repurchased in 2007 and capital lease payments.

During 2007, financing activities used cash of $16.0 million as compared to providing cash of $44.3 million in 2006. The use of cash by financing activities during 2007 was primarily due to the use of $16.8 million of cash to repurchase 2,502,247 shares of our common stock which was partially offset by $766,000 from the sale of common stock under our stock purchase plan and $130,000 from the exercise of stock options.

At December 31, 2008, we had a net unrealized gain of $42,000 related to $11.4 million of investments in twelve debt securities. The increase in the value of these investments is primarily related to changes in interest rates. The investments all mature during 2009 and we believe that we have the ability to hold these investments until the maturity date. Realized gains were $57,000 in 2008. Realized gains and losses were insignificant for the years ended December 31, 2007 and 2006. We recorded a foreign currency translation gain of $12,000 in 2008 and a translation loss of $12,000 in 2007. There were no such losses in 2006.

We believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. With the exception of operating leases discussed in the notes to the consolidated financial statements included in this report, we have not entered into any off-balance sheet financing arrangements and we have not established or invested in any variable interest entities. We have not guaranteed the debt or obligations of other entities or entered into options on non- financial assets. The following table summarizes our future cash obligations for operating leases, capital leases and purchase obligations, excluding interest, at December 31, 2008:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Contractual Obligations:
Capital lease obligations, including interest	$43	$23	$20	$—	$—
Operating lease obligations	4,389	1,035	1,860	1,263	231
Purchase obligations	3,676	3,676	—	—	—

Total	$8,108	$4,734	$1,880	$1,263	$231

We have purchase obligations to certain suppliers. In some cases the products we purchase are unique and have provisions against cancellation of the order. At December 31, 2008, we had approximately $3.7 million of purchase obligations, which are due within the following 12 months.

Other Long-Term Liabilities

At December 31, 2008, we had $73,000 of other long-term liabilities consisting of $55,000 of a long-term tax liability and $18,000 related to the long-term portion of our capital leases.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS No. 141R on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact that the adoption of SFAS No. 160 will have on our future consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, to partially defer SFAS No. 157, “Fair Value Measurements,” or SFAS 157. FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of FSP 157-2 on our consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. Unvested restricted stock is considered a participating security. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. We do not expect FSP EITF 03-6-1 will have a material impact on our consolidated financial statements.

In August 2008, the U.S. Securities and Exchange Commission, or SEC, announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board, or IASB. Under the proposed roadmap, we could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS and the SEC will make a determination in 2011 regarding mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and will continue to monitor the development of the potential implementation of IFRS.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” or FSP 157-3. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and it is effective upon the issuance date. The adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk based on changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we invest our cash primarily in investments with short maturities. As of December 31, 2008, our investments in our portfolio were classified as cash equivalents and short-term investments. The cash equivalents and short-term investments consisted primarily of United States government agency notes, United States government money market funds, commercial paper and corporate notes. Since our investments consist of cash equivalents and short-term investments, a change in interest rates would not have a material effect on our consolidated financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.

Currently, all sales to international customers are denominated in United States dollars and, accordingly, we are not exposed to foreign currency rate risks in connection with these sales. However, if the dollar were to strengthen relative to other currencies that could make our products less competitive in foreign markets and thereby lead to a decrease in revenues attributable to international customers. We currently pay a number of expenses related to our Thai personnel and office in Thai Bhat. During 2008, the total payments made in Thai Bhat were $853,000 and we recorded a related foreign currency transaction loss of $59,000.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Endwave Corporation:

We have audited the accompanying consolidated balance sheets of Endwave Corporation and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endwave Corporation and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Burr, Pilger & Mayer LLP

San Jose, California
March 19, 2009

ENDWAVE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$33,998	$38,992
Short-term investments	11,350	5,464
Accounts receivable, net of allowance for doubtful accounts of $64 in 2008 and $67 in 2007	4,762	9,362
Inventories	14,454	12,434
Other current assets	738	1,168

Total current assets	65,302	67,420
Long-term investments	—	4,501
Property and equipment, net	4,220	2,999
Other assets	218	212
Restricted cash	600	25
Goodwill and intangible assets, net	—	7,432

Total assets	$70,340	$82,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,263	$3,422
Accrued warranty	2,439	2,712
Accrued compensation	2,811	2,240
Other current liabilities	713	2,251

Total current liabilities	8,226	10,625
Other long-term liabilities	73	116

Total liabilities	8,299	10,741

Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 300,000 shares issued and outstanding in 2008 and 2007, respectively	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,345,442 and 9,174,622 shares issued and outstanding in 2008 and 2007, respectively	9	9
Additional paid-in capital	349,855	345,038
Treasury stock, at cost, 39,150 shares at December 31, 2007	—	(79)
Accumulated other comprehensive gain (loss)	42	(6)
Accumulated deficit	(287,865)	(273,114)

Total stockholders’ equity	62,041	71,848

Total liabilities and stockholders’ equity	$70,340	$82,589

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share data)

Revenues:
Product revenues	$57,559	$55,611	$60,956
Development fees	696	865	1,270

Total revenues	58,255	56,476	62,226

Costs and expenses:
Cost of product revenues*	41,495	41,216	43,771
Cost of product revenues, amortization of intangible assets	596	548	449
Research and development*	11,878	10,707	8,856
Selling, general and administrative*	13,474	12,463	12,689
Transaction costs	—	—	200
Amortization of intangible assets	716	531	156
Impairment of goodwill and intangible assets	6,161	—	—

Total costs and expenses	74,320	65,465	66,121

Loss from operations	(16,065)	(8,989)	(3,895)
Interest and other income, net	1,248	3,590	2,648

Loss before income tax expense (benefit)	(14,817)	(5,399)	(1,247)
Income tax expense (benefit)	(66)	2	97

Net loss	$(14,751)	$(5,401)	$(1,344)

Basic and diluted net loss per share	$(1.60)	$(0.47)	$(0.12)

Shares used in computing basic and diluted net loss per share	9,211,110	11,563,716	11,429,860

* Includes the following amounts related to stock-based compensation:
Cost of product revenues	$732	$661	$435
Research and development	930	845	540
Selling, general and administrative	2,433	2,608	2,337

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Shares of		Shares of		Additional		Other
	Preferred	Preferred	Common	Common	Paid-In	Treasury	Comprehensive	Accumulated
	Stock	Stock	Stock	Stock	Capital	Stock	Income (Loss)	Deficit	Total
	(In thousands, except for share data)

Balance as of December 31, 2005	—	$—	11,358,816	$11	$309,583	$(79)	$(63)	$(266,369)	$43,083
Change in unrealized gain on short-term investments	—	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	—	(1,344)	(1,344)

Comprehensive loss	—	—	—	—	—	—	—	—	(1,306)
Exercise of stock options	—	—	120,395	1	428	—	—	—	429
Issuance of common stock under employee stock purchase plan	—	—	77,735	—	751	—	—	—	751
Stock-based compensation	—	—	—	—	3,321	—	—	—	3,321
Tax benefit from employee stock transactions	—	—	—	—	13	—	—	—	13
Issuance of preferred stock and warrant, net of issuance costs of $1,927	300,000	—	—	—	43,107	—	—	—	43,107

Balance as of December 31, 2006	300,000	—	11,556,946	12	357,203	(79)	(25)	(267,713)	89,398
Change in unrealized gain on short-term investments	—	—	—	—	—	—	31	—	31
Foreign currency translation adjustment	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	(5,401)	(5,401)

Comprehensive loss	—	—	—	—	—	—	—	—	(5,382)
Exercise of stock options	—	—	24,685	—	145	—	—	—	145
Repurchase and retirement of common stock	—	—.	(2,504,847)	(3)	(17,202)	—	—	—	(17,205)
Issuance of common stock under employee stock purchase plan	—	—	97,838	—	766	—	—	—	766
Stock-based compensation	—	—	—	—	4,141	—	—	—	4,141
Issuance costs from the sale of preferred stock and warrants	—	—	—	—	(15)	—	—	—	(15)

Balance as of December 31, 2007	300,000	—	9,174,622	9	345,038	(79)	(6)	(273,114)	71,848
Change in unrealized gain on short-term investments	—	—	—	—	—	—	36	—	36
Foreign currency translation adjustment	—	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	—	(14,751)	(14,751)

Comprehensive loss	—	—	—	—	—	—	—	—	(14,703)
Exercise of stock options	—	—	2,748	—	5	—	—	—	5
Retirement of common stock	—	—	(39,150)	—	(79)	79	—	—	—
Issuance of common stock under employee stock purchase plan	—	—.	207,222	—	791	—	—	—	791
Stock-based compensation	—	—	—	—	4,100	—	—	—	4,100

Balance as of December 31, 2008	300,000	$—	9,345,442	$9	$349,855	$—	$42	$(287,865)	$62,041

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Operating activities:
Net loss	$(14,751)	$(5,401)	$(1,344)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,201	970	858
Stock compensation expense	4,095	4,114	3,312
Tax benefit from employee stock transactions	—	—	13
Amortization of intangible assets	1,312	1,079	605
Amortization of investments	(43)	1	55
Loss (gain) on the sale of land and equipment	(3)	4	77
Gain on sale of investments	(57)	—	—
Impairment of goodwill and intangible assets	6,161	—	—
Changes in operating assets and liabilities:
Accounts receivable	4,600	67	1,774
Inventories	(2,015)	5,841	(3,670)
Other assets	424	(355)	(93)
Accounts payable	(1,159)	(939)	1,326
Accrued warranty	(273)	(374)	(329)
Accrued compensation, restructuring and other current and long term liabilities	355	(1,086)	192

Net cash provided by (used in) operating activities	(153)	3,921	2,776

Investing activities:
Cash paid in business combinations	(1,027)	(5,771)	—
Purchases of property and equipment	(2,493)	(1,092)	(1,650)
Proceeds from sale of property and equipment	74	11	12
Change in restricted cash	(575)	236	(236)
Purchases of investments	(19,731)	(57,756)	(36,319)
Proceeds on sales and maturities of investments	18,482	89,232	8,850

Net cash provided by (used in) investing activities	(5,270)	24,860	(29,343)

Financing activities:
Proceeds from the sale of Series B preferred stock and warrants, net of issuance costs	—	(15)	43,107
Common stock repurchased	(356)	(16,849)	—
Payments on capital leases	(23)	—	—
Proceeds from exercises of stock options	5	145	429
Proceeds from issuance of common stock	791	766	751

Net cash provided by (used in) financing activities	417	(15,953)	44,287

Effect of foreign exchange rate changes on cash and cash equivalents	12	(12)	—

Net change in cash and cash equivalents	(4,994)	12,816	17,720
Cash and cash equivalents at beginning of year	38,992	26,176	8,456

Cash and cash equivalents at end of year	$33,998	$38,992	$26,176

Supplemental disclosure of cash flow information:
Non-cash transactions:
Fixed assets acquired under capital lease	$—	$66	$—

Change in unrealized gain (loss) on investments	$36	$31	$38

Capitalized stock-based compensation	$5	$27	$9

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Endwave Corporation and its wholly-owned subsidiary, Endwave Defense Systems Incorporated (together referred to as “Endwave” or the “Company”), design, manufacture and market radio frequency (“RF”) modules that enable the transmission, reception and processing of high-frequency signals. The Company’s target markets include telecommunication networks, defense electronics, homeland security systems, high frequency electronic instrumentation and other applications that require high frequency RF circuitry and subsystems. The Company’s RF modules are typically used in high-frequency applications and include:

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

2.	Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements of Endwave include the financial results of Endwave Defense Systems Incorporated, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s primary customers are telecom original equipment manufacturers (“OEM”), defense electronics, homeland security and other systems integrators that integrate the Company’s products into their systems. The Company recognizes product revenues at the time title passes, which is generally upon product shipment or when withdrawn from a consignment location and when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. After title passes, there are no customer acceptance requirements or other remaining obligations and customers do not have a right of return. Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenues. The costs incurred under these development agreements are expensed as incurred and included in research and development expenses.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Changes in the Company’s accrued warranty during the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)

Balance at January 1	$2,712	$2,928
Warranties accrued	793	816
Warranties settled or reversed	(1,066)	(1,032)

Balance at December 31	$2,439	$2,712

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

Restricted Cash

At December 31, 2008, the Company had a restricted cash balance of $600,000, which represents a certificate of deposit held by a financial institution as collateral for a letter of credit in connection with the Company’s building lease in Folsom, California. During the second quarter of 2008, the Company executed an agreement to lease approximately 31,000 square feet in Folsom, California. The lease term will be for sixty months. The letter of credit terms permit an annual 25% reduction of the certificate of deposit at the end of each year of the lease.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the Company had a $25,000 certificate of deposit that secured a letter of credit in connection with the Company’s building lease in Andover, Massachusetts. The Andover, Massachusetts lease terminated in 2008.

During 2008, the Company moved its Northeast operations to Salem, New Hampshire. Restricted cash is not required for the Salem, New Hampshire lease.

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

Goodwill, Intangible and Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, the Company evaluates goodwill and intangible assets with indefinite lives for impairment at least annually, in the third quarter, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable.

During the fourth quarter of 2008, the Company determined that indicators of potential impairment were present based on the fair value of the Company’s common stock relative to its book value, revised estimates for future revenues and the continued worsening of the global economy. As a result, the Company assessed the carrying value of acquired goodwill and intangible assets with an indefinite life for impairment, in accordance with SFAS No. 142. Based on the fair market value of the business and the Company’s discounted future cash flow and revenue projections, the Company recorded non-cash impairment charges of $3.0 million for goodwill and $1.1 million for intangible assets with an indefinite life.

The Company reviews long-lived assets and identifiable intangible assets for impairment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, or a significant reduction in projected future cash flows.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fourth quarter of 2008, the Company reviewed its long-lived assets for indicators of impairment in accordance with SFAS No. 144 (“SFAS No. 144”), “Accounting for Impairment or Disposal of Long-Lived Assets.” Based on reduced estimates of future revenues and future negative cash flow, the Company identified potential indicators of impairment. As a result, the Company compared the fair value of its long-lived assets to their carrying value. Based on the Company’s discounted future cash flow and revenue projections, the Company recorded non-cash impairment charges of $2.1 million for intangible assets with a defined useful life. The impairment charges represent the excess of the carrying value of these assets over their fair value.

These impairment charges are not expected to result in any future cash expenditures.

Income Taxes

Income taxes have been provided using the asset and liability method. Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company adopted the Financial Accounting Standards Board (“FASB”), Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The impact on adoption of FIN 48 is more fully described in Note 12, “Income Taxes.”

Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Research and Development Expenses

Research and development expenses are charged to operating expenses as incurred and consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.

Concentration of Risk

The Company is potentially subject to significant concentrations of credit risk including cash equivalents, short-term investment, trade receivables and inventory.

The Company sells its products primarily to telecom OEMs, defense electronics, homeland security and other systems integrators. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and excess and obsolete inventory. Concentrations of credit risk with respect to trade accounts receivable and inventory are due to the few number of entities comprising the Company’s customer base.

Revenue from one customer accounted for 55% of total revenue in 2008. As of December 31, 2008, two customers accounted for 31% and 12%, respectively, of the Company’s accounts receivable. Two customers accounted for 74% of total revenue in 2007. As of December 31, 2007, two customers accounted for 56% and 13%, respectively, of the Company’s accounts receivable. Three customers accounted for 79% of total revenue in 2006. In addition, the Company has purchased significant inventory balances to support these customers.

In 2008, 2007, and 2006, 74%, 82% and 84%, respectively, of the Company’s total revenues were derived from sales invoiced and shipped to customers outside the United States.

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using alternative or additional third-party foundries would require an extensive qualification process that could prevent or delay product shipments and their associated revenues.

Because the Company does not own or control any of these third-party semiconductor suppliers, any change in the corporate structure or ownership of the corporations that own these foundries, could have a negative effect on future relationships and the ability to negotiate favorable supply agreements.

The Company outsources the assembly and testing of most of its telecommunication related products to a Thailand facility of HANA Microelectronics Co., Ltd., or HANA, a contract manufacturer. The Company plans to continue this arrangement as a key element of its operating strategy. If HANA does not provide the Company with high quality products and services in a timely manner, or terminates its relationship with the Company, the Company may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of the Company’s products could be delayed or lost and the Company’s reputation could be harmed. The Company’s manufacturing agreement with HANA currently expires in October 2009 but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with the Company.

The Company utilizes a number of customized components that need to be qualified by our customers. This means that components in our products can not be easily changed without the risks and delays associated with requalification. Accordingly, while a number of the components used in the Company’s products are made by multiple suppliers, the Company may effectively have single source suppliers for some of these components. In addition, the Company currently purchases a number of components from single source suppliers. Any delay or interruption in the supply of these or other components could impair the Company’s ability to manufacture and deliver products, harm the Company’s reputation and cause a reduction in revenues.

Fair Value of Financial Instruments

The amounts reported as cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. The fair value for the Company’s investments in marketable debt securities is estimated based on quoted market prices. Based upon borrowing rates currently available to the Company for capital leases with similar terms, the carrying value of its capital lease obligations approximates fair value.

The following estimated fair value amounts have been determined using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

Investments:
Commercial paper	$1,791	$2	$(3)	$1,790
United States government agency	6,690	35	—	6,725
Corporate securities	2,827	10	(2)	2,835

Total	$11,308	$47	$(5)	$11,350

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

Cash equivalents:
Commercial paper	$7,195	$—	$—	$7,195

Investments:
United States government agency	$1,496	$4	$—	$1,500
Corporate securities	8,463	8	(6)	8,465

Total	$9,959	$12	$(6)	$9,965

At December 31, 2008, the Company had $11.4 million of short-term investments with maturities of less than one year and no long-term investments.

At December 31, 2008, the Company had unrealized gains of $47,000 related to $9.6 million of investments in debt securities and unrealized losses of $5,000 related to $1.8 million of investments in debt securities. These securities were in an unrealized loss position for a period of less than one year. The investments mature through 2009 and the Company believes that it has the ability to hold these investments until the maturity date. Realized gains were $57,000 for the years ended December 31, 2008. Realized gains and losses were insignificant for the years ended December 31, 2007 and 2006.

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

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of December 31, 2008 (in thousands):

		Quoted Prices in
		Active Markets of	Significant Other
	Balance as of	Identical Assets	Observable Inputs
	December 31, 2008	(Level 1)	(Level 2)

Assets:
Cash equivalents:
Money market funds	$33,670	$33,670	$—
Short-term investments:
Commercial paper	1,790	—	1,790
United States government agency	6,725	—	6,725
Corporate securities	2,835	—	2,835

Total	$45,020	$33,670	$11,350

Liabilities:	$—	$—	$—

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of December 31, 2008, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 in the first quarter of fiscal 2008 and did not elect the fair value option for any of its financial assets or liabilities.

Foreign Currency Transactions

The U.S. dollar is the functional currency for the Company’s foreign operations. In consolidation, monetary assets and liabilities denominated in non-U.S. currencies, such as cash and payables, have been remeasured to the U.S. dollar using the current exchange rate. Non-monetary assets and liabilities and capital accounts denominated in non-U.S. currencies have been remeasured to the U.S. dollar using the historical exchange rate. Expense items relating to monetary assets denominated in non-U.S. currencies have been remeasured to the U.S. dollar using the average exchange rate for the period. Gains and losses from intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are accumulated as a separate component of stockholders’ equity. All other gains and losses resulting from foreign currency translation and transactions denominated in currencies other than the U.S. dollar are included in operations and have been immaterial for all periods presented.

Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its available-for-sale

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities and gains and losses resulting from foreign exchange translations represent the only components of comprehensive loss excluded from the reported net loss and are displayed in the statements of stockholders’ equity.

The components of accumulated other comprehensive gain (loss) were as follows (in thousands):

	December 31,
	2008	2007

Accumulated other comprehensive gain (loss):
Foreign currency translation adjustments	$—	$(12)
Unrealized gain on investments	42	6

Total	$42	$(6)

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include convertible preferred stock, warrants to purchase convertible preferred stock, stock options to purchase common stock and shares to be purchased in connection with the Company’s stock purchase plan.

The Company’s currently-outstanding 300,000 preferred shares were convertible into 3,000,000 shares of common stock as of December 31, 2008. Additionally, as of December 31, 2008, the Company had a warrant outstanding that granted the holder the right to purchase 90,000 shares of Series B preferred stock, which were convertible into 900,000 shares of common stock.

As the Company incurred net losses for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods presented. Shares associated with common stock issuable upon the conversion of the preferred shares or the exercise of the outstanding warrant were not included in the calculation of diluted net income per share, as the effect would be anti-dilutive. Potential dilutive common shares of 3,008,917 in 2008, 2,465,436 in 2007, and 1,732,669 in 2006, from the assumed exercise of stock options were not included in the net loss per share calculations as their inclusion would have been anti-dilutive.

During December 2007, the Company repurchased and retired 2,502,247 shares of its common stock, reducing the number of outstanding shares of common stock.

Advertising Costs

The Company expenses all advertising costs as incurred and the amounts were not material for any of the periods presented.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141, (revised 2007) (“SFAS No. 141R”), “Business Combinations” establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141R on its consolidated financial position and results of operations.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FAS 157-2”), “Effective Date of FASB Statement No. 157” to partially defer FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157. FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 157-2 on its consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. Unvested restricted stock is considered a participating security. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The Company does not expect FSP EITF 03-6-1 to have a material impact on its consolidated financial statements.

In August 2008, the U.S. Securities and Exchange Commission, or SEC, announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board, or IASB. Under the proposed roadmap, the Company could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS and the SEC will make a determination in 2011 regarding mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements and will continue to monitor the development of the potential implementation of IFRS.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” or FSP 157-3. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and it is effective upon the issuance date. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

3.	Goodwill and Other Intangible Assets

Goodwill

During the fourth quarter of 2008, the Company determined that indicators of potential impairment were present based on the fair value of the Company’s common stock relative to its book value, revised estimates for future revenues and the continued worsening of the global economy. As a result, the Company assessed the carrying value of acquired goodwill and intangible assets with an indefinite life for impairment, in accordance with

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 142. Based on the fair market value of the business and the Company’s discounted future cash flow and revenue projections, the Company recorded non-cash impairment charge of $3.0 million for goodwill, $1.6 million associated with the purchase of JCA Technology, Inc. (“JCA”) in July of 2004 and $1.4 million associated with the purchase of ALC Microwave, Inc. (“ALC”) in April of 2007.

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

During the fourth quarter of 2008, the Company reviewed its long-lived assets for indicators of impairment in accordance with SFAS No. 144. Based on reduced estimates of future revenues and future negative cash flow, the Company identified potential indicators of impairment. As a result, the Company compared the fair value of its long-lived assets to their carrying value. Based on the Company’s discounted future cash flow and revenue projections, the Company recorded non-cash impairment charges of $2.1 million for intangible assets with a defined useful life. The impairment charges represent the excess of the carrying value of these assets over their fair value.

In addition, the Company assessed the carrying value of intangible assets with an indefinite life for impairment, in accordance with SFAS No. 142. Based on the fair market value of the business and the Company’s discounted future cash flow and revenue projections, the Company recorded non-cash impairment charges of $1.1 million for the intangible asset with an indefinite life.

These impairment charges are not expected to result in any future cash expenditures.

	December 31,
	2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$3,130	$(3130)	$—
Tradename	1,290	(1,290)	—
Customer relationships	1,680	(1,680)	—
Customer backlog	700	(700)	—
Non-compete agreement	370	(370)	—

Total intangible assets	$7,170	$(7,170)	$—

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$3,130	$(1,636)	$1,494
Tradename	1,290	(27)	1,263
Customer relationships	1,680	(633)	1,047
Customer backlog	700	(327)	373
Non-compete agreement	370	(61)	309

Total intangible assets	$7,170	$(2,684)	$4,486

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortization of developed technology was a charge to cost of product revenues and was $596,000, $548,000, and $449,000 in 2008, 2007 and 2006, respectively. Amortization of all other intangible assets was a charge to operating expenses and was $716,000, $531,000, and $156,000 in 2008, 2007 and 2006, respectively.

4.	Inventories

Inventories are comprised of the following at December 31 (in thousands):

	2008	2007

Raw materials	$8,452	$9,630
Work in process	1,574	1,365
Finished goods	4,428	1,439

Total	$14,454	$12,434

5.	Note Receivable

During the third quarter of 2008, the Company set up a note receivable with one of its customers, Allgon Microwave Corporation AB (“Allgon”) who failed to meet the terms of its accounts receivable. The note was in the amount of $545,000, with payments of $25,000 due on a weekly basis. The note was to be paid in full by the end of the first quarter of 2009.

During the third and fourth quarters of 2008, Allgon made the first five payments under the note. However, during the fourth quarter of 2008, Allgon went in default on the note and filed for bankruptcy protection. At the time of default, the note receivable balance was $420,000. Based on Allgon’s bankruptcy filing and current estimates of payments to Allgon’s creditors, the Company reserved 75% or $315,000 of the remaining balance of the note receivable. At December 31, 2008, the net amount of $105,000 is included in other current assets on the consolidated balance sheet.

Subsequent to Allgon’s default on the note receivable, the Company filed a complaint alleging that Allgon’s parent company, Advantech Advanced Microwave Technologies Inc. (“Advantech”), had breached its contractual obligations with the Company, including the terms of the note receivable. See additional discussion at Note 10, Commitments and Contingencies.

6.	Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2008	2007

Machinery and equipment	$14,591	$13,048
Software	1,038	941
Leasehold improvements	1,225	522

	16,854	14,511
Less accumulated depreciation	(12,634)	(11,512)

Property and equipment, net	$4,220	$2,999

During the second quarter of 2008, the Company signed a lease in Folsom, California in order to consolidate its Northern California manufacturing facilities. In preparation for the occupancy of the facility, as of December 31, 2008, the Company capitalized $597,000 of leasehold improvements that will be depreciated over the remaining life of the lease ending in 2014.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2006, the Company moved its corporate headquarters to San Jose, California. As part of the move the Company capitalized $326,000 of leasehold improvements that will be depreciated over the remaining life of the lease ending in 2011. The Company also recognized a loss of $77,000 for the retirement of fixed assets related to its previous corporate headquarters.

During the second quarter of 2004, the Company finalized the sale of its land and buildings located in Diamond Springs, California. The Company received $4.3 million for the land and buildings, net of related closing costs and legal fees. The net book value of the property on the date of sale was $3.5 million. At the time of the closing, the Company entered into a five-year operating lease with the new owner for one of the buildings. As a result of the sale-leaseback transaction, the Company will recognize a gain of $770,000 on a straight-line basis over the term of the lease, which expires in 2009. Deferred gain recognized on the sale-leaseback was approximately $154,000, $154,000, and $154,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in interest and other income, net in the consolidated statements of operations. At December 31, 2008, the remaining deferred gain is $77,000 and is included in other current liabilities on the consolidated balance sheet.

At December 31, 2008, the Company had $66,000 of capital leased equipment with an accumulated depreciation of $32,000 which is included in machinery and equipment.

7.	Segment Disclosures

The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end users may be located elsewhere. The Company’s total revenues by billing location for the years ended December 31 were as follows (in thousands):

	2008		2007		2006

United States	$14,990	25.7%	$10,387	18.4%	$9,812	15.8%
Finland	31,266	53.7%	29,573	52.4%	26,332	42.3%
Italy	847	1.5%	4,091	7.2%	14,074	22.6%
Norway	111	0.2%	3,793	6.7%	7,777	12.5%
Singapore	4,178	7.2%	704	1.3%	857	1.4%
Slovakia	3,288	5.6%	4,129	7.3%	—	0.0%
Rest of the world	3,575	6.1%	3,799	6.7%	3,374	5.4%

Total	$58,255	100.0%	$56,476	100.0%	$62,226	100.0%

For the year ended December 31, 2008, Nokia Siemens Networks accounted for 55% of total revenues. For the year ended December 31, 2007, Nokia Siemens Networks (including Nokia and Siemens AG revenues for 2007 prior to their merger) and Nera accounted for 60% and 14% of total revenues, respectively. For the year ended December 31, 2006, Nokia, Siemens AG and Nera accounted for 42%, 23% and 14% of total revenues, respectively.

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exchange Offer expired on February 6, 2008. A total of 331,950 stock options were eligible to participate in the Exchange Offer and a total of 327,921 options were exchanged. The exercise price of the new option grants was $6.59, the closing price of Endwave’s common stock on February 7, 2008.

The exchange of original options for new options was treated as a modification of the original options in accordance with SFAS No. 123(R). As such, the Company will continue to incur compensation cost for the incremental difference between the fair value of the new options and the fair value of the original options immediately before modification, reflecting the current facts and circumstances on the modification date, over the expected term of the new options. The incremental expense related to the Exchange Offer was $607,000 prior to forfeitures.

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

The effect of recording stock-based compensation for the years ended December 31 were as follows (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006

Stock-based compensation expense by type of award:
Employee stock options	$3,434	$3,653	$2,900
Employee stock purchase plan	666	488	421
Amounts capitalized into inventory during the year	(65)	(60)	(26)
Amounts capitalized as inventory and expensed	60	33	17

Total stock-based compensation	4,095	4,114	3,312
Tax effect on stock-based compensation	—	—	—

Total stock-based compensation expense	$4,095	$4,114	$3,312

Impact on basic and diluted net loss per share	$(0.44)	$(0.36)	$(0.29)

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

During the year ended December 31, 2008, the Company granted options to purchase 1,025,821 shares of common stock, including 327,921 options granted as part of the Exchange Offer noted above. The 327,921 options granted as part of the Exchange Offer had an estimated total grant-date fair value of $607,000 or $1.85 per option. The remaining 697,900 options had an estimated total grant-date fair value of $2.2 million or $3.20 per option. The total estimated grant-date fair value of all 1,025,821 options granted was $2.8 million. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was a total of $810,000.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2006, the Company granted options to purchase 608,300 shares of its common stock with an estimated total grant date fair value of $4.0 million. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $1.1 million.

During the year ended December 31, 2007, the Company granted options to purchase 796,150 shares of its common stock with an estimated total grant date fair value of $5.0 million. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $1.5 million.

As of December 31, 2008, the unrecorded stock-based compensation balance related to all stock options was $1.7 million, net of estimated forfeitures, and will be recognized over an estimated weighted-average employee service period of 1.3 years. As of December 31, 2008, the unrecorded deferred stock-based compensation balance related to the stock purchase plan was $470,000 and will be recognized over an estimated weighted average employee service period of 0.6 years.

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

	Year Ended December 31,
	2008	2007	2006

Stock Option Plans
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	70%	70%	79%
Risk free interest rate	1.80 - 3.39%	3.77 - 4.80%	4.52 - 5.45%
Expected life of options in years	3.6 years	4 years	5 years

The fair value of shares under the employee stock purchase plan is estimated using the Black-Scholes valuation model and the graded-vesting method with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006

Employee Stock Purchase Plan
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	51%	51%	51%
Risk free interest rate	1.61 - 4.74%	3.97 - 4.67%	4.74 - 5.15%
Expected life of options in years	1.1 - 1.2 years	1.2 years	1.3 years

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

The weighted average grant date fair value for options granted during 2008, 2007 and 2006 was $2.77, $6.34, and $6.53, per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $7,000, $152,000, and $1.1 million, respectively.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant date fair value of purchase rights granted under the employee stock purchase plan during the year was $1.17, $2.53, and $5.16 for 2008, 2007, and 2006, respectively.

9.	Stockholders’ Equity

Preferred Stock and Warrant Purchase Agreement

The Company had 5,000,000 shares of convertible preferred stock authorized as of December 31, 2008 and 2007.

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

The Series B preferred stock ranks senior and prior to the Company’s common stock and all other classes or series of capital stock with respect to the payment of any dividends, conversion rights and any payment upon liquidation or redemption. When and if the Company declares a dividend with respect to common stock, the holders of the Series B preferred stock shall be entitled to the amount of dividends per share in the same form as such

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock dividends that would be payable. The Series B preferred stock is non-cumulative with respect to dividends. Upon any liquidation, certain mergers, reorganizations and/or consolidations of the Company into or with another corporation or any transaction or series of related transactions in which a person, entity or group acquires 50% or more of the combined voting power of the Company’s then outstanding securities, the holders are entitled to receive prior and in preference to any distribution to holders of the Company’s common stock or any other class or series of stock subordinate in liquidation preference to the Series B preferred stock, the amount invested plus all accumulated or accrued and unpaid dividends thereon. The Company is required to gain the approval of the holders of the Series B preferred stock prior to amending its certificate of incorporation, issuing any equity security that is senior to the Series B preferred stock, or declaring or paying any distribution to stock junior to the Series B preferred stock including dividends or repurchase of the Company’s common stock.

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

At December 31, 2008, the Company had reserved 4,892,045 shares of common stock for issuance in connection with its stock option plans, 360,369 shares in connection with its employee stock purchase plan and 3,900,000 shares in connection with the conversion of the outstanding preferred stock and Warrant.

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Stock Purchase Plan

In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan (“Purchase Plan”). All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the Purchase Plan. The price paid for the Company’s common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the Purchase Plan or the date of purchase. During 2008, there were 207,222 shares issued under the Purchase Plan at a weighted average price of $3.82 per share. During 2007, there were 97,838 shares issued under the Purchase Plan at a weighted average price of $7.83 per share. In 2006, there were 77,735 shares issued under the Purchase Plan at a weighted average price of $9.67 per share.

Stock Option Plans

The Company’s 1992 Stock Option Plan (the “1992 Plan”) was adopted in September 1992, amended in April 1999, and terminated in March 2000 such that no further options could be granted thereunder; however, previously granted and unexercised options remain outstanding and governed by the terms of the 1992 Plan. The 1992 Plan provides for the issuance of up to 3,088 shares of common stock to directors, employees and consultants upon the exercise of options outstanding under the 1992 Plan as of December 31, 2008.

The Company’s 2000 Stock Option Plan (the “2000 Plan”) was adopted in March 2000, amended in July 2000, and in July 2007 was succeeded by the 2007 Equity Incentive Plan. All shares reserved for issuance under the 2000 Plan were carried over into the 2007 Plan.

The Company’s 2007 Stock Option Plan (the “2007 Plan”) was adopted in July 2007 as the successor and continuation of the 2000 Plan and provides for the issuance of options to purchase common stock to directors, employees, and consultants. The 2007 Plan provides for annual reserve increases to the number of authorized shares beginning January 1, 2008 through January 1, 2012. Under the 2007 Plan, incentive stock options are granted under the plan at exercise prices not less than fair value and non-statutory stock options are granted at an exercise price not less than 85% of the fair value on the date of grant, as determined by the closing sales price of the Company’s common stock. Options granted under the 2007 Plan generally have a ten-year term. Options vest and become exercisable as specified in each individual’s option agreement, generally over a four-year period. Subject to approval by the Company’s board of directors, options may be exercised early; however, in such event the unvested shares are subject to a repurchase option by the Company upon termination of the individual’s employment or services. As of December 31, 2008, the 2007 Plan provides for the issuance of up to 2,905,682 shares of common stock to directors, employees and consultants upon the exercise of options outstanding.

The Company’s 2000 Non-Employee Directors’ Stock Option Plan (“Director Plan”) was adopted in October 2000. The Director Plan provides for non-statutory stock option grants to non-employee directors. New non-employee directors receive an initial grant of 20,000 shares when an individual first becomes a non-employee director of the Company and each non-employee director receives an annual automatic grant of 10,000 shares

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(which will be reduced pro-rata if an individual did not serve as a director for the full year of the preceding fiscal year). Options granted under the plan to non-employee directors are granted at fair market value on the date of grant, provide for monthly vesting over a one-year period and have a ten-year term. As of December 31, 2008, the Director Plan provides for the issuance of up to 100,147 shares of common stock to non-employee directors upon the exercise of options outstanding.

The Company granted options to non-employee directors to purchase 60,000 and 30,000 shares of the Company’s common stock under the 2007 Plan for the years ended December 31, 2008 and 2007, respectively. The Company granted options to non-employee directors to purchase 44,000 shares of the Company’s common stock under the Director Plan for the year ended December 31, 2006.

The Company’s equity incentive program is a broad-based, long-term retention program designed to align stockholder and employee interests. Upon exercise of stock options, the Company issues shares from the shares reserved under the Company’s stock option plans.

The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)

Outstanding at December 31, 2005	1,292,877	14.19
Options granted	608,300	10.25
Options exercised	(120,395)	3.55
Options cancelled	(48,113)	12.63

Outstanding at December 31, 2006	1,732,669	13.59
Options granted	796,150	12.10
Options exercised	(24,685)	5.88
Options cancelled	(38,698)	13.46

Outstanding at December 31, 2007	2,465,436	1.91
Options granted	1,025,821	6.44
Options exercised	(2,748)	1.90
Options cancelled	(479,592)	23.66

Outstanding at December 31, 2008	3,008,917	$9.23	7.63	$123,240

Options vested and exercisable and expected to be exercisable at December 31, 2008	2,746,911	$9.33	7.52	$123,240
Options vested and exercisable at December 31, 2008	1,585,385	$9.77	6.75	$123,240

At December 31, 2008, the Company had 1,883,128 options available for grant under its stock option plans. For the year ended December 31, 2008, zero options expired.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning outstanding and exercisable options:

				Options Vested and
				Exercisable
				At December 31,
Options Outstanding at December 31, 2008				2008
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price

$ 0.76 - $ 6.37	292,134	$3.30	6.36	202,424	$2.54
$ 6.59 - $ 6.59	892,670	$6.59	9.09	167,870	$6.59
$ 6.60 - $ 9.75	199,160	$9.07	7.21	129,672	$9.09
$ 9.77 - $ 9.77	328,259	$9.77	7.08	224,335	$9.77
$ 9.90 - $10.22	441,328	$10.11	6.28	352,345	$10.16
$10.23 - $12.90	227,155	$11.97	6.91	170,930	$11.93
$13.23 - $13.23	510,436	$13.23	8.09	224,985	$13.23
$15.14 - $19.30	113,622	$16.65	6.32	108,671	$16.64
$20.32 - $20.32	124	$20.32	1.22	124	$20.32
$21.47 - $21.47	4,029	$21.47	6.09	4,029	$21.47

	3,008,917	$9.23	7.63	1,585,385	$9.77

At December 31, 2007 and 2006, options to purchase 1,368,825 and 874,019 shares of common stock were exercisable at weighted average exercise prices of $14.53 and $16.62 per share, respectively.

10.	Commitments and Contingencies

Commitments

The Company leases its office, manufacturing and design facilities in San Jose, California, Diamond Springs, California, El Dorado Hills, California, Folsom, California, Chiang Mai, Thailand and Salem, New Hampshire under non-cancelable lease agreements, which expire in various periods through May 2014. Rent expense under the operating leases was approximately $977,000, $963,000, and $730,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future annual minimum lease payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2008 are as follows (in thousands):

Years Ending December 31,

2009	$1,035
2010	989
2011	871
2012	625
2013	638
Thereafter	231

Total	$4,389

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future annual minimum lease payments under non-cancelable capital leases with initial terms of one year or more as of December 31, 2008 are as follows (in thousands):

Years Ending December 31,

2009	$23
2010	17
2011	3

43
Less amount representing interest	4

Present value of future minimum lease payments	39
Less current portion	20

Long-term portion	$19

The amounts due under capital leases are included in other current and long-term liabilities on the consolidated balance sheet.

Purchase Obligations

The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At December 31, 2008, the Company had approximately $3.7 million of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

Contingencies

On Friday, October 31, 2008, the Company filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech, the parent company of Allgon Microwave Corporation AB, had breached its contractual obligations with Endwave and owes the Company $994,500 in a note receivable, purchased inventory and accepted purchase orders. The Company cannot predict the outcome of these proceedings. An adverse decision in these proceedings could harm the Company’s consolidated financial position and results of operations. Other than the complaint against Advantech, the Company is not currently a party to any material litigation.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

Consolidated loss before income tax expense (benefit) includes non-U.S. loss of approximately $853,000 and $768,000 for the years ended December 31, 2008 and 2007, respectively. During 2006, there was no non-U.S. income or loss. The Company recorded a current tax benefit of $66,000 for year ended December 31, 2008 and a current tax expense of $2,000 and $97,000 for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006

Current income tax expense (benefit):
Federal	$(57)	$—	$90
State	(9)	2	7

	$(66)	$2	$97

Deferred income tax expense (benefit):
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

As of December 31, 2008, the Company had a federal net operating loss carryforward of approximately $217.7 million. The Company also had federal research and development tax credit carryforwards of approximately $2.2 million. These net operating loss and credit carryforwards are currently expiring and will continue to do so through 2028, if not utilized.

As of December 31, 2008, the Company had a state net operating loss carryforward of approximately $94.7 million. The net operating losses will begin expiring in 2012, if not utilized. The Company also has state research and development tax credit carryforwards and miscellaneous credit carryforwards of approximately $2.4 million. The credits will carryforward indefinitely, if not utilized.

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

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$72,666	$70,800
Net research credit	1,650	1,800
Other	8,181	6,800

Total deferred tax assets	82,497	79,400
Valuation allowance for deferred tax assets	(82,497)	(78,600)

Deferred tax assets	—	800
Deferred tax liabilities:
Intangible assets	—	(800)

Net deferred tax assets (liabilities)	$—	$—

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $3.9 million, $400,000 and $1.2 million during 2008, 2007 and 2006, respectively.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS No. 123(R), the benefit of these stock options will only be recorded to equity when they reduce cash taxes payable. As of December 31, 2008, the Company had federal and state net operating loss carryforwards being accounted for in this memo account of $22.0 million.

The Company’s income tax expense (benefit) differed from the amount computed by applying the statutory U.S. federal income tax rate to the loss before income taxes as follows (in thousands):

	2008	2007	2006
	(In thousands)

Benefit from income taxes at statutory rate	$(5,186)	$(1,883)	$(437)
State taxes	(9)	2	7
Losses for which no benefit is taken	3,757	1,583	70
Alternative minimum tax	—	—	90
Non-deductible stock compensation	295	272	337
Goodwill impairment	1,045	—	—
Other	32	28	30

Total	$(66)	$2	$97

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

The aggregate changes in the balance of gross unrecognized tax benefits during the year were as follows (in thousands):

2008 Total
(In thousands)

Balance at January 1	$2,617
Increases related to current year tax positions	54
Increases related to prior year tax positions	37

Balance at December 31	$2,708

If the ending balance of $2.7 million of unrecognized tax benefits at December 31, 2008 were recognized, approximately $55,000 would affect the effective income tax rate. In accordance with the Company’s accounting policy, it recognizes interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company had no accrued interest and/or penalties. The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state income tax returns. Tax years 1994 through 2008 remain subject to examination by the appropriate government agencies due to tax loss carryovers from those years.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  401(k) Plan

Substantially all regular employees of the Company meeting certain service requirements are eligible to participate in the Company’s 401(k) employee retirement plan. Employee contributions are limited to the maximum amount allowed under the Internal Revenue Code. The Company may match contributions based upon a percentage of employee contributions up to a maximum of 4% of employee compensation. Company contributions under these plans were $281,000, $233,000 and $182,000 for 2008, 2007 and 2006, respectively.

13.	Business Combinations

On April 19, 2007, the Company purchased all of the outstanding shares of the capital stock of privately-held ALC, a provider of logarithmic amplifier subsystems to defense markets, for approximately $7.0 million. The total purchase price of $7.0 million consisted of $6.8 million in cash paid or payable to holders of ALC capital stock and related options and $103,000 in direct transaction costs. The purchase price was payable in three installments. The first installment of $5.7 million was paid at closing. A second installment of $140,000 was paid on April 30, 2007 and the third installment of $1.0 million was paid in April 2008. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.”

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

During the fourth quarter of 2008, the goodwill and intangible assets were determined to be impaired and were written off in accordance with SFAS No. 142 and SFAS No. 144.

Pro forma financial information

The following table presents the unaudited pro forma financial information for the combined entity of Endwave and ALC for the years ended December 31, 2007 and 2006, as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts). ALC was acquired on April 19, 2007. ALC’s results of operations for the period from April 1, 2007 — April 18, 2007 are excluded as they are considered immaterial.

	Years Ended December 31,
	2007	2006

Total revenues	$57,731	$67,750
Net loss	(5,273)	(1,269)
Net loss per share — basic and diluted	(0.46)	(0.11)

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results that would have occurred if the Company and ALC had been a consolidated entity during all of 2007 or 2006.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2008:
Total revenues	$14,181	$17,280	$16,979	$9,815
Cost of product revenues	10,192	11,837	11,947	8,115
Net loss(1)	(1,936)	(760)	(999)	(11,056)
Basic and diluted net loss per share(1)	$(0.21)	$(0.08)	$(0.11)	$(1.19)
2007:
Total revenues	$14,751	$13,539	$13,794	$14,392
Cost of product revenues	10,733	10,345	10,089	10,597
Net loss	(780)	(1,907)	(1,655)	(1,059)
Basic and diluted net loss per share	$(0.07)	$(0.16)	$(0.14)	$(0.09)

(1)	During the fourth quarter of 2008, the Company determined that its goodwill and intangible assets were impaired and recorded a charge of $6.2 million or ($0.67) per share to write off the remaining value of its goodwill and intangible assets.

15.	Subsequent Events

During the first quarter of 2009, the Company undertook certain restructuring activities to reduce expenses. The Company has or is planning to terminate the employment of a total of 34 employees in order to reduce the Company’s cost structure. These terminations will affect all areas of the Company’s operations. The components of the expected restructuring charge include severance, benefits, payroll taxes and other costs associated with the termination of the employees. The charge for these restructuring activities is expected to be approximately $1.3 million. The severance payments will be substantially complete by the end of the first quarter of 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act were effective as of the end of the period covered by this report to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of December 31, 2008, our internal control over financial reporting is effective.

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

Our directors and executive officers, their ages as of February 6, 2009 and their positions with us, as well as certain biographical information of these individuals, are as follows:

Name	Age	Position

Edward A. Keible, Jr.	65	Chief Executive Officer, President and Director
John J. Mikulsky	63	Chief Operating Officer and Executive Vice President
Brett W. Wallace	44	Chief Financial Officer, Executive Vice President and Secretary
David M. Hall	60	Senior Vice President and General Manager, Defense and Security
Steven F. Layton	54	Senior Vice President and General Manager, Telecom
Daniel P. Teuthorn	45	Senior Vice President and General Manager, Technology
Edward C.V. Winn(1)(2)(3)	70	Chairman of the Board of Directors
Joseph J. Lazzara(1)(2)(3)	57	Director
John F. McGrath, Jr.(1)	44	Director
Wade Meyercord(2)(3)	68	Director
Eric Stonestrom(2)(3)	47	Director

(1)	Member of the Audit Committee

(2)	Member of the Nominating and Governance Committee

(3)	Member of the Compensation Committee

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

Brett W. Wallace has served as Executive Vice President since March 2006 and as our Chief Financial Officer and Secretary since April 2006. From November 2004 until February 2006, Mr. Wallace was a Managing Director in investment banking with Raymond James & Associates. From June 1999 until October 2004, Mr. Wallace was a Managing Director in investment banking with Piper Jaffray & Co. Prior to 1999, Mr. Wallace worked with C.E. Unterberg, Towbin, most recently as a Managing Director in investment banking. Mr. Wallace holds a B.A. in economics from the University of California, Berkeley and an M.B.A. from UCLA’s Anderson School of Management.

David M. Hall serves as Senior Vice President and General Manager, Defense and Security, reporting to John Mikulsky, COO. Mr. Hall is a senior executive with over 30 years of experience in the high-technology sector. As President and CEO of Proto Engineering he reengineered a printed circuit board manufacturer into a profitable enterprise that he then sold. As co-founder of BridgeFront, LLC he was instrumental in assisting technology start-up companies to commercialize their technologies. Prior to Mr. Hall’s employment at Endwave, he held multiple responsibilities at Trimble Navigation including the handling of Mergers and Acquisitions and Divestitures, corporate marketing, and the managing of four of Trimble’s seven operating divisions. Mr. Hall began his career at Raychem Corporation, serving for 21 years in a variety of management positions including sales, marketing, distribution management, product management and operations. He is past chairman of the American Electronics Association (AeA) International Committee, and member of the Executive Committee for the National Board of Director’s. He was also chairman of the AeA Bay Area Council. Mr. Hall holds a B.S. in Industrial Technology and an M.B.A with honors from California Polytechnic State University.

Steven F. Layton serves as Senior Vice President and General Manager, Telecom, reporting to John Mikulsky, COO. Mr. Layton is responsible for the management of Endwave’s telecommunications business. Prior to this new assignment, Mr. Layton served as Vice President of Sales for Endwave from 2003 to 2005. He joined Endwave in 1998 as Director of Sales with over 20 years of engineering sales experience in the microwave/millimeter wave telecommunications industry. Prior to Endwave, Mr. Layton was the Director of Sales for VertiCom, Inc. from 1995 to 1998 where he was responsible for establishing sales channels and launching products for the SatCOM and terrestrial communications markets. Mr. Layton holds a B.S. degree in engineering from the University of Hawaii and a B.S. degree in business from the University of Maryland. Mr. Layton is a graduate of the Stanford Executive Institute and Harvard General Management Program.

Daniel P. Teuthorn serves as Senior Vice President and General Manager, Technology, reporting to John Mikulsky, COO. Mr. Teuthorn is responsible for setting the technology strategy and overall management of the Endwave product development and advanced device design teams. Additionally, Mr. Teuthorn is responsible for Endwave’s Supply Chain Management and Quality Assurance departments. Since joining Endwave in 1994, Mr. Teuthorn has progressed in his responsibilities during his tenure at Endwave, holding Engineering Manager, Director of Engineering and Vice President of Engineering positions. Prior to Endwave, from 1989 to 1994, Mr. Teuthorn was the Sr. Microwave Engineer responsible for the YIG oscillator product line at Ferretec Inc. Mr. Teuthorn began his career at Litton Solid State in the position of Microwave Engineer from 1986 to 1989. Mr. Teuthorn holds a B.S.E.E. from the University of California at Davis, M.S.E.E. from Santa Clara University, and M.B.A. degrees from Haas School of Business, University of California Berkeley, and Columbia Business School, Columbia University.

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

Joseph J. Lazzara has served as a director of Endwave since February 2004. From September 2006 to March 2008, Mr. Lazzara served as the Vice Chairman and a director of Omron Scientific Technologies, Inc. (formerly known as Scientific Technologies, Inc. (NASDAQ: STIZ)), a manufacturer of machine safeguarding products and automation sensors acquired by Omron Corporation, a publicly traded Japanese corporation in September 2006. Prior to the acquisition of Scientific Technologies, Mr. Lazzara served as the Chief Executive Officer between June 1993 and September 2006, as the President of Scientific Technologies between 1989 and 2006 and as the Treasurer and a director of Scientific Technologies between 1984 and 2006. From 2006, Mr. Lazzara also serves as the Vice Chairman and Director of Automation Products Group, Inc., a privately held manufacturer of automation sensors. Mr. Lazzara served as a Vice President of Scientific Technologies between September 1984 and June 1989. He also served as Treasurer and a director of Scientific Technologies’ parent company, Scientific Technology Incorporation, from 1981 and 2006. Prior to 1981, Mr. Lazzara was employed by Hewlett-Packard Company, a global technology solutions provider, in Process and Engineering Management. Mr. Lazzara received a B.S. in Engineering from Purdue University and an M.B.A. from Santa Clara University.

John F. McGrath, Jr. has served as a director of Endwave since January 2005. Mr. McGrath is currently the Vice President and Chief Financial Officer for Network Equipment Technologies, a manufacturer of data networking equipment for government and enterprise applications, a position he has held since 2001. Prior to joining Network Equipment Technologies, Mr. McGrath was an independent consultant to enterprise software firm Niku Corporation. From 1997 to 2000, Mr. McGrath served in various financial capacities at Aspect Communications, including as Vice President of Finance and Director of Finance for Europe, Middle East and Africa. Prior to that, he was Director of Finance for TCSI Corporation. From 1986 to 1991, Mr. McGrath worked as a Manager in the High Technology/Manufacturing Group at Ernst & Young LLP. Mr. McGrath holds a B.S. in Accounting from the University of Wyoming and an M.B.A. from the Stanford Graduate School of Business and is a registered C.P.A. in the state of California. Mr. McGrath is also on the board of Actel Corporation and the Presidio Fund, a publicly traded mutual fund.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements except that one report, covering four transactions, was filed late by Potomac Capital Management, LLC and four reports, covering 33 transactions were filed late by EagleRock Capital Management, LLC.

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

Audit Committee

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 to oversee our corporate accounting and financial reporting processes and audits of our financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of our independent registered public accounting firm; determines and approves the engagement of our independent registered public accounting firm; determines whether to retain or terminate our existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of our independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by law; confers with management and our independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm, including reviewing our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Audit Committee is composed of three non-employee directors: Messrs. Lazzara, McGrath (Chairman) and Winn. The Audit Committee has adopted a written charter that is available to stockholders on our website at www.endwave.com.

The Board of Directors annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). The Board of Directors has also determined that each of Messrs. McGrath and Winn qualifies as an “audit committee financial expert,” as defined in applicable rules promulgated by the Securities and Exchange Commission, or the SEC. The Board made a qualitative assessment of each of Messrs. McGrath’s and Winn’s level of knowledge and experience based on a number of factors, including their respective formal education and experience as chief financial officers for public reporting companies.

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

The responsibilities of the Compensation Committee, as stated in its charter, include the following:

•	developing compensation policies that will attract and retain the highest quality executives, that will clearly articulate the relationship of corporate performance to executive compensation and will reward executives for Endwave’s progress;

•	proposing to the Board of Directors the adoption, amendment and termination of stock option plans, stock appreciation rights plans, pension and profit sharing plan, stock bonus plans, stock purchase plans, bonus plans, deferred compensation plans and other similar plans;

•	granting rights, participation and interests in such plans to eligible participants, subject in certain cases to ratification by the Board;

•	reviewing and approving such other compensation matters as may be necessary or appropriate in view of the Compensation Committee’s overall responsibility; and

•	reviewing with management our Compensation Discussion and Analysis and considering whether to recommend that it be included in proxy statements and other filings.

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

Role of Compensation Committee and Chief Executive Officer

Our Compensation Committee approves, administers and interprets our executive compensation and benefit policies and plans. Our Compensation Committee is appointed by our Board of Directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. Our Compensation Committee is comprised of Mr. Wade Meyercord, Mr. Joseph J. Lazzara, Mr. Eric D. Stonestrom and Mr. Edward C.V. Winn. Our Compensation Committee is chaired by Mr. Meyercord, President of Meyercord and Associates, a consulting firm specializing in executive compensation.

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

Since our initial public offering in 2000, the Compensation Committee has studied comparable companies to calibrate executive compensation. For this purpose, for 2008, the Compensation Committee looked at companies with more than $50 million but less than $200 million in annual revenues as described in the quarterly executive salary survey published by Radford Surveys + Consulting, a unit of Aon Consulting (“Radford”). We believe this survey is appropriate for benchmarking executive compensation because: the companies surveyed are similar in size, both in terms of revenues and market capitalization, to Endwave; Endwave competes with many of the surveyed companies for executive and technical talent; and companies in the indices are selected independently by Radford. We do not benchmark our executive compensation solely against companies in our industry because few of our competitors are close to our size. Most of our competitors are very large, diversified companies or very small, privately-held companies. Rather, we focus on the companies with whom we compete most vigorously for executive and technical talent.

Elements of Executive Compensation

Our executive compensation consists of base salary, annual cash incentive, equity plan participation and customary broad-based employee benefits. Consistent with our pay for performance philosophy, the Compensation Committee believes that we can better motivate executive officers to enhance stockholder return if a relatively large portion of their compensation is “at risk”— that is, contingent upon the achievement of performance objectives and overall strong company performance. The mix of base salary, annual cash bonus opportunity based on achievement of objectives and anticipated long-term stock-based compensation incentive (in the form of appreciation in shares underlying stock options) varies depending on the officer’s position level, but is always heavily weighted toward annual bonus and long-term stock-based compensation, as we believe that best aligns our executive officers’

interests with that of our stockholders. The Compensation Committee believes that the compensation of executives who set the overall strategy for the business and have the greatest ability to execute that strategy should be largely performance-based. Consequently, at least 50% of the target cash compensation of our Chief Executive Officer, 42.9% of the target cash compensation of our Executive Vice Presidents and 33.3% of the target cash compensation of our Senior Vice Presidents is based on overall company performance. These percentages are derived from industry data provided by Radford.

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

Annual Cash Incentive:  Our executive cash incentive compensation plan typically provides for a cash bonus award, payable once per year, that is dependent, in part, upon attaining stated corporate objectives for the prior fiscal year. The goal of our executive cash incentive compensation plan is to reward executives in a manner that is commensurate with the level of achievement of certain financial and strategic goals that we believe, if attained, result in greater long-term shareholder value. The Compensation Committee approves these financial and strategic goals on an annual basis. These financial and strategic goals typically have a one-year time horizon. During 2008, the relevant performance goals were based on revenues, gross margin percentage, profit margin and asset utilization. The Compensation Committee and management use these factors because they are easy to measure and compare to comparable companies and because they are reflective of success and growth in our business and the creation of long-term stockholder value.

For each performance factor, the Compensation Committee assigns four different percentage payout levels (in 2008, 0%, 10%, 25% or 35%), depending on Endwave’s financial performance. Therefore, the performance factor multiplier can range from 0% if Endwave does not attain any of its performance goals to 140% if Endwave achieves its highest targets on all four performance goals. This performance multiplier is then multiplied by the executive officer’s target (100% of base salary for our Chief Executive Officer, 75% of base salary for our Executive Vice Presidents and 50% for Senior Vice Presidents), deriving the maximum bonus awards achievable of 140% of base salary for our Chief Executive Officer, 105% of base salary for our Executive Vice Presidents and 70% of base salary for Senior Vice Presidents. An officer’s bonus may be increased or decreased in the discretion of the Compensation Committee, to take into account any factors the Compensation Committee deems relevant, such as superior or sub-par performance by a particular executive officer or to take into account particular factors affecting Endwave’s business for the year that distorted the Company’s financial performance.

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

Based on Endwave’s financial performance and an analysis of each executive officer’s contributions in 2008, the Compensation Committee determined payment of 2008 annual bonuses of 20% of base salary for our Chief Executive Officer, 15% of base salary for our Executive Vice Presidents and 10% of base salary for our Senior Vice Presidents. The value of the annual bonuses paid to our named executive officers is reflected in the Summary Compensation Table below. For 2009, the Compensation Committee has recommended that no bonuses be paid to named executive officers.

Stock Options:  We believe that stock ownership is an important factor in aligning corporate and individual goals. Therefore, we utilize stock options to encourage long-term performance, with excellent corporate performance (as manifested in our common stock price) and extended officer tenure producing potentially significant value. Upon joining Endwave, executive officers receive an initial stock option grant. This grant is based on relevant industry comparisons including data from Radford and is intended to be commensurate with the experience level and scope of responsibilities of the incoming executive officer. In addition, all executive officers receive annual option grants. On an annual basis, the Compensation Committee reviews with the Board the percentage ownership of Endwave held by employees and compares that to the employee ownership of comparable companies. The Compensation Committee uses this metric because it is easy to measure and compare to comparable companies. Based on its review, the Compensation Committee approves an annual grant. For 2008, the aggregate annual grant to all employees was approximately 4% of fully-diluted shares.

All option grants are approved by the Compensation Committee at Endwave’s regular quarterly Board of Directors meeting. The options are approved so that the grant date is three days after the release of our financial results for the preceding quarter. The exercise price for option awards is determined as the closing price on the day prior to grant. As permitted under U.S. generally accepted accounting principles, Endwave has historically determined fair market value under its stock option plans based upon the closing market price as reported by the NASDAQ Global Market for the day preceding the date of grant.

Other Benefits:  Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life, disability, and accidental death and dismemberment insurance, our 401(k) plan and our Employee Stock Purchase Plan (“ESPP”). During 2008, we made group life insurance payments as reflected in the Summary Compensation Table below. We do not maintain any pension plan, retirement benefit or deferred compensation arrangements other than our 401(k) plan. Endwave currently has a program applicable to all of its 401(k) plan participants under which it matches 50% of employee contributions up to a maximum of 4% of base salary.

Chief Executive Officer Compensation

In general, the factors utilized in determining Mr. Keible’s compensation were similar to those applied to the other executive officers in the manner described in the preceding paragraphs. A significant percentage of his potential compensation was, and continues to be, subject to consistent, positive, long-term company performance. Based on a review of the above mix of factors, for 2008, the Compensation Committee granted to Mr. Keible compensation as detailed in the Summary Compensation Table below. Based on these figures, over 70% of Mr. Keible’s total compensation (measured according to the Summary Compensation Table and reflecting the Estimated Possible Target Payout as discussed in the Grants of Plan-Based Awards Table) was based on variable components such as performance-based cash bonus and stock options.

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

Potential 2008 Severance and Retention Benefits Assuming No Change of Control

The following table shows the potential payout to our Chief Executive Officer and Executive Vice Presidents assuming termination does not occur in connection with, or within six months after, a change of control. The analysis assumes the employees were terminated without cause on December 31, 2008:

		COBRA	Option	Total
Name	Salary(1)	Benefits(2)	Awards(3)	Benefit

Edward A. Keible, Jr.	$900,667	$31,769	$0	$932,436
John J. Mikulsky	$423,000	$29,269	$0	$452,269
Brett W. Wallace	$188,250	$14,635	$0	$202,885

(1)	Reflects 2 months salary for each full year of employment for Mr. Keible (28 months total), 1.5 months salary for each full year of employment for Mr. Mikulsky (18 months total) and 9 months salary for Mr. Wallace.

(2)	Reflects 2 months coverage for each full year of employment for Mr. Keible (28 months total), 1.5 months coverage for each full year of employment for Mr. Mikulsky (18 months total) and 9 months coverage for Mr. Wallace.

(3)	Reflects value of options accelerated in the event of termination without cause without a change of control. Since the closing price of Endwave’s common stock on December 31, 2008, was less than the exercise price of the options that would have been accelerated under the Severance and Retention Plan, the value of shares as to which vesting would have been accelerated is assumed to be zero.

Executive Officer Severance and Retention Plan Assuming a Change of Control:  Under the Executive Officer Severance and Retention Plan, if an executive officer is terminated without cause, or resigns for certain specified reasons constituting constructive termination, the executive officer will receive (i) salary and benefits continuation based on the executive officer’s position and length of service with us and (ii) acceleration of vesting on the unvested portion of some of the executive officer’s stock options, based on the officer’s position and length of service with us. The Compensation Committee believes that it is in the best interests of stockholders if our executive officers are able to focus on our business during both strong and weak business cycles without being distracted by the near-term financial impact that a potential termination of employment might have on them personally. Under the circumstances set forth above, subject to certain exceptions, an executive officer will vest as if the executive officer had remained employed by Endwave for twice the salary continuation period described above. Upon the closing of a change in control transaction, each executive officer will receive this same amount of acceleration of vesting even if his or her employment is not terminated. However, if an executive officer’s employment is terminated by us without cause or by the executive officer for certain specified reasons in connection with, or within six months after, the change in control transaction, the executive officer will receive salary continuation for twice the period that would have applied had such termination not occurred in connection with a change in control, and additional accelerated vesting in the same amount as provided when termination does not occur in connection with a change in control transaction. The Compensation Committee believes it is in the best interests of stockholders if our executive officers are able to evaluate the potential merits of a change-of-control transaction objectively without being distracted by the potentially adverse personal impact on themselves. The Compensation Committee believes that the total potential value of all change of control agreements with our executive officers is not disproportionate to the overall market value of Endwave.

Potential 2008 Severance and Retention Benefits Assuming a Change of Control

The following table shows the potential payout to named executive officers under our Executive Officer Severance and Retention Plan assuming termination occurs in connection with, or within six months after, a change of control. The analysis assumes the employees were terminated without cause on December 31, 2008:

		COBRA	Option	Total
Name	Salary(1)	Benefits(2)	Awards(3)	Benefit

Edward A. Keible, Jr.	$1,801,333	$31,769	$0	$1,833,102
John J. Mikulsky	$846,000	$29,269	$0	$875,269
Brett W. Wallace	$376,500	$14,635	$0	$391,135
David M. Hall	$90,769	$4,813	$0	$95,582
Steven F. Layton	$132,308	$13,008	$0	$145,316
Daniel P. Teuthorn	$140,923	$11,086	$0	$152,009

(1)	Reflects 4 months salary for each full year of employment for Mr. Keible (56 months total), 3.0 months salary for each full year of employment for Mr. Mikulsky (36 months total), 18 months salary for Mr. Wallace, 20 weeks salary for Mr. Hall, and 32 weeks salary for Messrs. Layton and Teuthorn.

(2)	Reflects 2 months coverage for each full year of employment for Mr. Keible (28 months total), 1.5 months coverage for each full year of employment for Mr. Mikulsky (18 months total), 9 months coverage for Mr. Wallace, 20 weeks for Mr. Hall, and 32 weeks for Messrs. Layton and Teuthorn.

(3)	Reflects value of options accelerated in the event of termination without cause in connection with a change of control. Since the closing price of Endwave’s common stock on December 31, 2008, was less than the exercise price of the options that would have been accelerated under the Severance and Retention Plan, the value of shares as to which vesting would have been accelerated is assumed to be zero.

Named Executive Officer Compensation

The following table provides information regarding all plan and non-plan compensation awarded to, earned by or paid to our chief executive officer, our chief financial officer, each of our other executive officers serving as such at the end of 2008 for all services rendered in all capacities to us during 2006, 2007 and 2008. We refer to these executive officers as our named executive officers.

Summary Compensation Table

					Non-Equity
				Option	Incentive Plan	All Other	Total
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Compensation	Compensation
	(1)	(2)	(3)	(4)	(5)	(6)	(7)

Edward A. Keible, Jr.	2008	$384,615	—	$533,938	$77,200	$9,492	$1,005,245
President and Chief	2007	$371,923	$1,741	$570,948	$0	$11,827	$956,439
Executive Officer	2006	$325,631	—	$431,546	$178,000	$10,089	$945,266
John J. Mikulsky	2008	$280,385	—	$232,252	$42,300	$7,287	$562,224
Chief Operating Officer	2007	$266,154	—	$234,746	$0	$5,773	$506,673
and Executive Vice President	2006	$250,846	—	$190,347	$94,500	$7,267	$542,960
Brett W. Wallace(8)	2008	$249,269	—	$261,438	$37,600	$6,324	$554,631
Chief Financial Officer,	2007	$233,000	—	$351,127	$0	$2,785	$586,912
Executive Vice President and Corporate Secretary	2006	$170,038	—	$349,168	$65,625	$315	$585,146
David M. Hall	2008	$235,192	—	$185,441	$23,600	$6,384	$450,617
Senior Vice President General Manager, Defense and Security	2007	$227,961	—	$272,262	$0	$4,971	$505,194
Steven F. Layton	2008	$213,731	—	$116,318	$21,500	$5,492	$357,041
Senior Vice President General Manager, Telecom	2007	$201,808	—	$119,767	$0	$55,903	$377,478
Daniel F. Teuthorn	2008	$227,731	—	$106,878	$22,900	$86,921	$444,430
Senior Vice President General Manager, Technology	2007	$216,039	—	$119,715	$0	$57,172	$392,926

(1)	Messrs. Hall, Layton and Teuthorn were promoted to executive officer positions in February 2007; therefore, data for 2006 is not reported.

(2)	The amounts in this column include any salary contributed by the named executive officer to our 401(k) plan.

(3)	Reflects cash bonus paid to Mr. Keible for the award of a patent. Any bonus amounts paid under our non-equity incentive plan are included in the “Non-Equity Incentive Plan Compensation” column.

(4)	The amounts included in the “Option Awards” column represent the compensation cost recognized by Endwave related to stock option awards to named executive officers, computed in accordance with SFAS No. 123(R). For purposes of this table, the value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions, see Note 7 to our consolidated financial statements included elsewhere in this report.

(5)	The amounts in this column represent total performance-based bonuses earned for services rendered during the fiscal year.

(6)	All Other Compensation represents group insurance payments, 401(k) employer matching contributions and educational reimbursement payments made by Endwave. Other Compensation for Mr. Teuthorn included educational reimbursement of $81,123 in 2008 and $52,459 in 2007.

(7)	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the preceding columns.

(8)	Mr. Wallace joined Endwave on March 1, 2006, as Executive Vice President. He was promoted to Chief Financial Officer on April 25, 2006. Mr. Wallace’s annual salary for 2006 was $210,000.

The following table provides information with regard to potential cash bonuses paid or payable in 2008 under our performance-based, non-equity incentive plan, and with regard to stock options granted to each named executive officer during 2008. During 2008, Endwave offered to exchange certain fully-vested out-of-the-money options for new options with a four-year vesting period and an exercise price based on the prevailing per share price of our common stock. All Endwave employees including executive officers and non-executive directors were offered the opportunity to exchange options with exercise prices at or above $21.47 per share for these newly-issued options. The Compensation Committee took this action with the intent of aligning our employees’ interests with our stockholders’ interests and fostering employee retention. Believing that these out-of-the-money options no longer provided the long-term incentive and retention objectives that they were intended to provide, the exchange offer addressed this situation by providing employees with an opportunity to exchange eligible option grants for new option grants. This exchange offer was completed on February 6, 2008. The table below reflects options that were granted as part of this exchange offer as well as annual options grants for 2008. Other than the options awards noted below, there were no other stock awards granted during 2008.

Grants of Plan-Based Awards in Fiscal 2008 (1)

					All
					Other		Grant Date
					Option		Closing	Grant Date
					Awards:	Exercise	Market	Fair
					Number of	or Base	Price of	Value of
		Estimated Possible Payouts			Securities	Price of	Securities	Stock and
		Under Non-Equity Incentive Plan Awards			Underlying	Option	Underlying	Option
	Grant	Threshold	Target	Maximum	Options	Awards	Option	Awards
Name	Date	($)	($)	($)	(#)	($/Sh)	($/Sh)(1)	($)(2)

Edward A. Keible, Jr.	2/8/08	$0	$386,000	$540,400	170,313	$6.59	$6.62	$468,699
John J. Mikulsky	2/8/08	$0	$211,500	$296,100	85,000	$6.59	$6.62	$222,316
Brett W. Wallace	2/8/08	$0	$188,250	$263,550	40,000	$6.59	$6.62	$134,128
David M. Hall	2/8/08	$0	$118,000	$165,200	20,000	$6.59	$6.62	$67,064
Steven F. Layton	2/8/08	$0	$107,500	$150,500	42,500	$6.59	$6.62	$111,158
Daniel P. Teuthorn	2/8/08	$0	$114,500	$160,300	34,063	$6.59	$6.62	$93,540

(1)	The exercise price for option awards is determined as the closing price on the day prior to grant. Therefore, the grant date closing price of the security underlying the option can differ materially, positively or negatively, from the exercise price of the option award.

(2)	Each option vests as to 1/8 of the shares of common stock underlying it on the six month anniversary of the grant date, with the remaining seven-eighths of the grant vesting in equal quarterly installments over the remaining four-year vesting period. For the purposes of this table, the value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions, see Note 8 to our consolidated financial statements.

The following table provides information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2008. Other than stock options as noted, there were no other stock awards outstanding at December 31, 2008.

Outstanding Equity Awards at December 31, 2008

	Number of Securities Underlying			Option	Option
	Unexercised Options(1)(2)			Exercise	Expiration
Name and Principal Position	Exercisable		Unexercisable	Price	Date

Edward A. Keible, Jr.	75,000		0	$9.77	2/6/2016
	37,500		0	$10.20	8/2/2014
	42,500		0	$10.22	2/2/2014
	32,813	(3)	0	$6.59	2/7/2018
	37,500	(3)	0	$6.59	2/7/2018
	100,000		0	$13.23	2/11/2017
	1,000		0	$13.23	2/11/2017
	100,000		0	$6.59	2/7/2018
John J. Mikulsky	5,860		0	$1.17	1/30/2013
	13,894		0	$1.93	6/5/2013
	30,000		0	$9.77	2/6/2016
	15,000		0	$10.20	8/2/2014
	25,000		0	$10.22	2/2/2014
	4,923		0	$11.75	1/5/2011
	15,000	(3)	0	$6.59	2/7/2018
	30,000	(3)	0	$6.59	2/7/2018
	40,000		0	$13.23	2/11/2017
	40,000		0	$6.59	2/7/2018
Brett W. Wallace	120,000		0	$9.32	2/29/2016
	40,000		0	$13.23	2/11/2017
	40,000		0	$6.59	2/7/2018
David M. Hall	80,000		0	$12.90	10/19/2015
	15,000		0	$9.77	2/6/2016
	20,000		0	$13.23	2/11/2017
	20,000		0	$6.59	2/7/2018
Steven F. Layton	1,351		0	$1.17	1/30/2013
	11,723		0	$1.93	6/5/2013
	15,000		0	$9.77	2/6/2016
	15,000	(3)	0	$6.59	2/7/2018
	8,750		0	$10.20	8/2/2014
	18,000		0	$10.22	2/2/2014
	7,500	(3)	0	$6.59	2/7/2018
	20,000		0	$13.23	2/11/2017
	20,000		0	$6.59	2/7/2018
Daniel P. Teuthorn	938		0	$1.17	1/30/2013
	15,000		0	$9.77	2/6/2016
	7,500		0	$10.20	8/2/2014
	15,000		0	$10.22	2/2/2014
	6,563	(3)	0	$6.59	2/7/2018
	7,500	(3)	0	$6.59	2/7/2018
	20,000		0	$13.23	2/11/2017
	20,000		0	$6.59	2/7/2018

(1)	Each option vests as to 1/8 of the shares of common stock underlying it on the six month anniversary of the grant date, with the remaining seven-eighths of the grant vesting in equal quarterly installments over the remaining four-year vesting period. Each option expires ten years after the date of grant or, if earlier, three months after termination of employment in most cases.

(2)	All options described in the above table are reflected as exercisable because all options granted to our executive officers have an “early exercise” feature that allows optionees to exercise unvested options, subject to our right to repurchase the unvested shares at cost upon the optionee’s termination of employment. Options unvested as of December 31, 2008 are as follows: Keible, 218,633; Mikulsky, 100,939; Wallace, 92,500; Hall, 52,189; Layton, 50,471; and Teuthorn, 43,617.

(3)	This option was replaced in our 2008 option exchange program for an option exercisable for the same number of shares but with an exercise price per share of $6.59. As required by such program, the new option vests over four years beginning in February 2008.

2008 Option Exercises

There were no stock options exercised by our named executive officers during 2008.

Compensation of Non-Employee Directors

The following table provides information regarding compensation paid to our non-employee directors who served on our board as of December 31, 2008.

	Fees Paid	Option	Total
Name	in Cash	Awards(1)	Compensation

Edward C.V. Winn, Chairman	$44,000	$48,065	$92,065
Joseph J. Lazzara	$34,000	$34,664	$68,664
John F. McGrath	$41,000	$51,573	$92,573
Wade Meyercord	$33,000	$35,704	$68,704
Eric D. Stonestrom	$28,000	$60,313	$88,313

(1)	The amounts included in the “Option Awards” column represent the compensation cost recognized by Endwave in 2008 related to stock option awards to each member of our Board of Directors, computed in accordance with SFAS No. 123(R). For purposes of this table, the value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions, see Note 7 to our consolidated financial statements.

At its January 2009 meeting, the Compensation Committee completed its annual review of cash and equity compensation of the board. The Compensation Committee reviewed the cash and equity board compensation paid by a set of technology companies with revenues and market capitalization similar to those of Endwave. The Compensation Committee recommended to the full Board of Directors that cash compensation remain unchanged from 2008 and the Board of Directors approved. The levels of cash compensation shown below were reviewed and approved based on projected current median pay levels of the peer group. The members of the Board of Directors are also eligible for reimbursement for travel expenses incurred in connection with attendance at Board of Directors and committee meetings in accordance with Endwave company policy.

Board Membership Fees Payable to Non-Employee Directors

Non-Employee Director Annual Retainer	$25,000
Board Chair Annual Retainer	$10,000
Audit Committee Chair Annual Retainer	$16,000
Audit Committee Member Annual Retainer	$6,000
Compensation Committee Chair Annual Retainer	$8,000
Compensation Committee Member Annual Retainer	$3,000
Nominating and Governance Committee Chair Annual Retainer	$3,000
Nominating and Governance Committee Member Annual Retainer	$0
Board Meeting Fee	$0
Committee Meeting Fee	$0

Non-employee directors are eligible to receive automatic option grants made under our Company’s 2000 Non-Employee Director Plan and our Company’s 2007 Equity Incentive Plan. Pursuant to these plans, each non-employee director is granted an option, referred to as an initial option, to purchase 20,000 shares of common stock automatically upon his or her initial election or appointment to the Board of Directors. Each non-employee director is also granted an option, referred to as an annual option, to purchase an additional 10,000 shares of common stock each year after his or her election or appointment to the Board of Directors. Such annual option is granted on May 1. In either case, if any non-employee director has not served in that capacity for the entire period since the preceding grant date, then the number of shares subject to the annual grant will be reduced, pro rata, for each full quarter the director did not serve during the previous period. All such options expire after ten years and have an exercise price equal to the fair market value on the date of grant. All initial options vest over four years at the rate of 1/48 of the total option shares per month. Annual options granted after February 2008 vest over one year at the rate of 1/12 of the total option shares per month. Our Company’s non-employee directors are also eligible to participate in our Company’s 2007 Equity Incentive Plan on a discretionary basis. No discretionary awards were made to non-employee directors during 2008.

Report of the Compensation Committee1

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, contained in this report. Based on this review and discussion, the Compensation Committee has recommended to our board of directors that the CD&A be included in this report as well as our proxy statement for our 2009 annual meeting of stockholders.

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

The following table sets forth certain information regarding the ownership of our common stock as of February 6, 2009 by: (i) each of our named executive officers; (ii) each director; (iii) our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Except as otherwise indicated, the address of each of the persons set forth below is c/o Endwave Corporation, 130 Baytech Drive, San Jose, California 95134.

	Shares Beneficially Owned(1)
			Series B Preferred
	Common Stock		Stock
Name and Address	Number	Percent(2)	Number	Percent(2)

Entities affiliated with Oak Management	3,900,000	29.44%	390,000	100.00%
Corporation, XI, LLC(3) One Gorham Island Westport, CT 06880
Entities affiliated with Potomac Capital	1,552,486	16.61
Management(4) 825 Third Avenue New York, NY 10022
Entities affiliated with EagleRock	1,233,845	13.20
Capital Management(5) 551 Fifth Avenue, 34th Floor New York, NY 10176
Pate Capital Partners, LP(6)	700,000	7.49
555 Montgomery Street, Ste. 603 San Francisco, CA 94111
Entities affiliated with Dimensional	699,645	7.49
Fund Advisors LP(7) 1299 Ocean Ave. Santa Monica, CA 90401
Entities affiliated with Portolan Capital Management, LLC(8)	516,329	5.52
George McCabe 2 International Place, FL 26 Boston, MA 02110
Edward A. Keible, Jr.(9)	665,911	7.13
John J. Mikulsky(10)	325,182	3.48
Brett W. Wallace(11)	246,081	2.63
Daniel P. Teuthorn(12)	136,145	1.46
Steven F. Layton(13)	139,710	1.49
David M. Hall(14)	164,833	1.76
Edward C.V. Winn(15)	33,989	*
Joseph J. Lazzara(16)	40,966	*
John F. McGrath, Jr.(15)	41,216	*
Wade Meyercord(15)	40,266	*
Eric Stonestrom(15)	28,249	*
All directors and executive officers as a group (11 persons)(17)	1,862,548	19.93

*	Less than one percent.

(1)	This table is based upon information supplied to us by our officers, directors and principal stockholders and upon any Schedules 13D or 13G filed with the Securities and Exchange. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 9,345,442 shares outstanding on February 6, 2009, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(3)	300,000 shares of Series B Stock are held of record by Oak Investment Partners XI, Limited Partnership, a Delaware limited partnership (“Oak Investment Partners XI,”). Oak Associates XI LLC, a Delaware limited liability company (“Oak Associates XI”), is the general partner of Oak Investment Partners XI and as such may be deemed to beneficially own the shares held by Oak Investment XI. Oak Management Corporation, a Delaware corporation (“Oak Management”), is the investment advisor to Oak Investment Partners XI and as such may be deemed to beneficially own the shares held by Oak Investment XI. Bandel L. Carano, Gerald R. Gallagher, Edward F. Glassmeyer, Fredric W. Harman, Ann H. Lamont and David B. Walrod are general partners, managing members, shareholders, directors and/or officers of Oak Investment XI and as such may be deemed to beneficially own the shares held by Oak Investment XI. The number of shares of Series B Stock beneficially owned by Oak Investment XI includes 90,000 shares of Series B Stock issuable within 60 days of the date of this table upon exercise of a warrant held by Oak Investment XI. The number of shares of common stock beneficially owned by Oak Investment XI includes 3,900,000 shares of common issuable within 60 days of the date of this table upon conversion of 390,000 shares of Series B Stock beneficially owned by Oak Investment XI.

(4)	Potomac Capital Partners LP is a private investment partnership formed under the laws of the State of Delaware. Potomac Capital Management LLC is the General Partner of Potomac Capital Partners LP. Mr. Paul J. Solit is the Managing Member of Potomac Capital Management LLC.

(5)	The shares are held by EagleRock Master Fund, L.P. (“ERMF”) and EagleRock Institutional Partners LP (“ERIP”). EagleRock Capital Management, LLC (“EagleRock”) is the investment manager of ERMF and ERIP and has sole power to vote and dispose of the shares held by ERMF and ERIP and may be deemed to beneficially own such shares. Nader Tavakoli is the Manager of EagleRock and may direct the voting and disposition of the shares held by ERMF and ERIP and may be deemed to beneficially own such shares.

(6)	The shares are beneficially held by Pate Capital Partners, LP . Bruce A. Pate, General Partner has the sole power to vote or direct the vote of said shares. In addition, Mr. Bruce A. Pate has the sole power to dispose or to direct the disposition of said shares.

(7)	Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors, Inc.) (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Issuer described in this schedule that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. Mr. Christopher Crossan, Global Chief Compliance Officer, is a General Partner of Dimensional Holdings Inc.

(8)	Portolan Capital Management, LLC, an unregistered investment adviser beneficially own directly shares of common stock of the Issuer in its capacity as investment manager for various clients, and indirectly by George McCabe, the Manager of Portolan Capital Management, LLC. Portolan Capital Management, LLC and Mr. McCabe are sometimes individually referred to herein as a “Reporting Person” and collectively as the “Reporting Persons.”

(9)	Includes 526,313 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 296,987 shares would be subject to repurchase by us. Also includes 139,598 shares held by the Keible Family Trust, of which Mr. Keible is co-trustee.

(10)	Includes 259,677 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 131,251 shares would be subject to repurchase by us. Also includes 600 shares owned by Mr. Mikulsky’s daughter.

(11)	Includes 240,000 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 120,000 shares would be subject to repurchase by us.

(12)	Includes 112,501 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 59,299 shares would be subject to repurchase by us.

(13)	Includes 137,324 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 65,626 shares would be subject to repurchase by us.

(14)	Includes 155,000 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 63,751 shares would be subject to repurchase by us.

(15)	Represents shares issuable upon exercise of options exercisable within 60 days of the date of this table.

(16)	Includes 39,966 shares issuable upon exercise of options exercisable within 60 days of the date of this table. Also includes 1,000 shares held by the Joseph J. and Nancy B. Lazzara Family Trust, of which Mr. Lazzara is co-trustee.

(17)	See footnotes 9 through 16 above, as applicable. Includes 1,614,501 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 736,914 shares would be subject to a repurchase right by us.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

On December 21, 2007, pursuant to the terms of the amended and restated settlement agreement, we entered into a stock purchase agreement with the Wood River Entities and the receiver. Pursuant to the stock purchase agreement, on December 24, 2007, we repurchased 2,502,247 shares of our common stock held by the Wood River Funds. The remaining 1,600,000 shares of our common stock owned by the Wood River Funds were sold to certain institutional investors. The price paid by us and the institutional investors was $6.83 per share in cash.

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

Independence of the Board of Directors

As required under the NASDAQ Stock Market, or Nasdaq, listing standards, a majority of the members of our Board of Directors must qualify as “independent,” as affirmatively determined by our board of directors. Our board of directors consults with our counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NASDAQ, as in effect time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Endwave, its senior management and its independent registered public accounting firm, our board of directors has affirmatively determined that the following five directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Winn, Mr. Meyercord, Mr. Lazzara, Mr. McGrath and Mr. Stonestrom. In making this determination, the board found that none of these directors had a material or other disqualifying relationship with Endwave. Mr. Keible, our President and Chief Executive Officer, is not an independent director by virtue of his employment with Endwave.

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued by Endwave for the audit and other services provided by our independent registered public accounting firm Burr, Pilger & Mayer LLP, or BPM, for fiscal 2008 and 2007 (in thousands):

	2008	2007

Audit Fees(1)	$382	$543
Audit-related Fees(2)	—	13
Tax Fees	—	—
All Other Fees	—	—

Total	$382	$556

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and services that are normally provided by BPM in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under audit fees. The services provided for the fees disclosed under this category include due diligence and accounting consultations in connection with acquisitions.

Independence of Independent Registered Public Accounting Firm and Pre-Approval Policy

Our Audit Committee has determined that the provision by BPM of non-audit services is compatible with maintaining the independence of BPM. The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services for up to $5,000. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. During fiscal 2008, all services provided by BPM were pre-approved by the Audit Committee.

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

(3)  Listing of Exhibits:

(b)  Intentionally omitted

(c)  Exhibits

INDEX TO EXHIBITS

Number		Description

2	.1(1)	Stock Purchase Agreement among the Registrant and the stockholders and option holders of ALC Microwave, Inc. dated April 19, 2007.
3	.1(2)	Amended and Restated Certificate of Incorporation effective October 20, 2000.
3	.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.
3	.3(4)	Certificate of Designation for Series A Junior Participating Preferred Stock.
3	.4(5)	Certificate of Designation for Series B Preferred Stock.
3	.5(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.
3	.6(7)	Amended and Restated Bylaws.
4	.1(2)	Form of specimen Common Stock Certificate.
4	.2(4)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.
4	.3(4)	Form of Rights Certificate
4	.4(5)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.
4	.5(5)	Warrant issued to Oak Investment Partners XI, Limited Partnership.
4	.6(8)	Amendment No. 1 to Rights Agreement, dated as of December 21, 2007, between the Registrant and ComputerShare Trust Company, Inc.
10	.1(2)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.
10	.2(2)*	1992 Stock Option Plan.
10	.3(2)*	Form of Incentive Stock Option under 1992 Stock Option Plan.
10	.4(2)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

Number		Description

10	.5(9)*	2007 Equity Incentive Plan.
10	.6(10)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.
10	.7(10)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.
10	.8(2)*	2000 Employee Stock Purchase Plan.
10	.9(2)*	Form of 2000 Employee Stock Purchase Plan Offering.
10	.10(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.
10	.11(2)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.
10	.12(12)*	Description of Compensation Payable to Non-Employee Directors.
10	.13(12)*	2008 Base Salaries for Named Executive Officers.
10	.14(12)*	2008 Executive Incentive Compensation Plan.
10	.15(13)*	Executive Officer Severance and Retention Plan.
10	.16(2)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.
10	.17(14)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.
10	.18(14)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.
10	.19(15)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.
10	.20(16)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.
10	.21(17)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.
10	.22(18)	Amended and Restated Settlement Agreement by and between the Registrant and Arthur Steinberg, as receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd., dated December 20, 2007.
10	.23(8)	Stock Purchase Agreement, dated December 21, 2007, entered into between the Registrant, Wood River Partners, L.P., Wood River Partners Offshore, Ltd. and, for the limited purpose set forth therein, Arthur J. Steinberg, solely in his capacity as Receiver for Wood River Capital Management, L.L.C., Wood River Associates, L.L.C., Wood River Partners, L.P. and Wood River Partners Offshore, Ltd. and not in his individual capacity.
10	.24(16)	Lease Agreement by and between 8812, a California limited partnership, and the Registrant dated May 20, 2008.
21.1		List of Subsidiaries.
23.1		Consent of Burr, Pilger & Mayer LLP, independent registered public accounting firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

(9)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-144851) and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-144054) and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 20, 2007 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

(d)  Financial Statement Schedule

ENDWAVE CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

		Additions
		(Reductions)
	Balance at	Charged to	Deductions	Balances at
	Beginning of	Costs and	and	End of
	Period	Expense	Write-offs	Period
	(In thousands)

Year ended December 31, 2008	$67	$(3)	$—	$64

Year ended December 31, 2007	$131	$(5)	$(59)	$67

Year ended December 31, 2006	$296	$(124)	$(41)	$131

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

Signatures	Title	Date

/s/ EDWARD A. KEIBLE, JR. Edward A. Keible, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2009

/s/ BRETT W. WALLACE Brett W. Wallace	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2009

/s/ EDWARD C.V. WINN Edward C.V. Winn	Chairman of the Board of Directors	March 19, 2009

/s/ JOSEPH J. LAZZARA Joseph J. Lazzara	Director	March 19, 2009

/s/ JOHN F. MCGRATH, JR. John F. McGrath, Jr.	Director	March 19, 2009

/s/ WADE MEYERCORD Wade Meyercord	Director	March 19, 2009

/s/ ERIC STONESTROM Eric Stonestrom	Director	March 19, 2009