Form 10-Q
period 2009-03-31
ENDWAVE CORP
filed 2009-05-14
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     The number of shares of the registrant’s Common Stock outstanding as of April 24, 2009 was 9,348,422 shares. The number of shares of the registrant’s Preferred Stock outstanding as of April 24, 2009 was 300,000 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)	(1)
ASSETS

Current assets:
Cash and cash equivalents	$28,389	$33,998
Short-term investments	12,219	11,350
Accounts receivable, net	7,634	4,762
Inventories	11,459	14,454
Other current assets	783	738

Total current assets	60,484	65,302
Property and equipment, net	4,816	4,220
Other assets	263	218
Restricted cash	600	600

	$66,163	$70,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,190	$2,263
Accrued warranty	2,085	2,439
Accrued compensation	1,690	2,811
Other current liabilities	958	713

Total current liabilities	6,923	8,226
Other long-term liabilities	86	73

Total liabilities	7,009	8,299

Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 300,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,348,422 and 9,345,442 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	9	9
Additional paid-in capital	350,653	349,855
Accumulated other comprehensive income	17	42
Accumulated deficit	(291,525)	(287,865)

Total stockholders’ equity	59,154	62,041

	$66,163	$70,340

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2008.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended
	March 31,
	2009	2008
Revenues:
Product revenues	$11,795	$13,840
Development fees	244	341

Total revenues	12,039	14,181

Costs and expenses:
Cost of product revenues*	8,890	10,043
Cost of product revenues, amortization of intangible assets	—	149
Research and development*	2,840	2,842
Selling, general and administrative*	2,821	3,361
Amortization of intangible asses	—	179
Restructuring expense	1,249	—

Total costs and expenses	15,800	16,574

Loss from operations	(3,761)	(2,393)
Interest and other income, net	93	457

Loss before provision for income tax benefit	(3,668)	(1,936)
Income tax benefit	8	—

Net loss	$(3,660)	$(1,936)

Basic and diluted net loss per share	$(0.39)	$(0.21)
Shares used in computing basic and diluted net loss per share	9,346,568	9,142,180

*Includes the following amounts related to stock-based compensation:
Cost of product revenues	$175	$174
Research and development	187	226
Selling, general and administrative	445	605
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	March 31,
	2009	2008

Operating activities:
Net loss	$(3,660)	$(1,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	374	264
Amortization of intangible assets	—	328
Stock compensation expense	807	1,005
Amortization of investments	(16)	(2)
Loss on sale of equipment	6	—
Gain on sale of investments	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(2,872)	(1,796)
Inventories	2,982	(31)
Other assets	(90)	323
Accounts payable	(73)	646
Accrued warranty	(354)	82
Accrued compensation, other current liabilities and other long-term liabilities	(858)	(15)

Net cash used in operating activities	(3,754)	(1,140)

Investing activities:
Purchases of leasehold improvements and equipment	(976)	(436)
Proceeds on sales and maturities of investments	4,515	3,528
Purchases of investments	(5,393)	—

Net cash (used in) provided by investing activities	(1,854)	3,092

Financing activities:
Proceeds from exercises of stock options, net	4	1
Payments on capital leases	(5)	(6)

Net cash used in financing activities	(1)	(5)

Effect of foreign exchange rate changes on cash and cash equivalents	—	(7)

Net change in cash and cash equivalents	(5,609)	1,940
Cash and cash equivalents at beginning of period	33,998	38,992

Cash and cash equivalents at end of period	$28,389	$40,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business and Basis of Presentation
     Endwave Corporation and its wholly-owned subsidiary, Endwave Defense Systems Incorporated (“EDSI” and together referred to as “Endwave” or the “Company”), design, manufacture and market radio frequency (“RF”) modules that enable the transmission, reception and processing of high-frequency signals.
     The accompanying unaudited condensed consolidated financial statements of Endwave have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008.
2. Restricted Cash
     At March 31, 2009, the Company had a restricted cash balance of $600,000, which represents a certificate of deposit held by a financial institution as collateral for a letter of credit in connection with the Company’s building lease in Folsom, California. During the second quarter of 2008, the Company executed an agreement to lease approximately 31,000 square feet in Folsom, California. The lease term will be for sixty months. The terms of the letter of credit permit an annual 25% reduction of the certificate of deposit at the end of each year of the lease.
     The Company expects the restricted cash to be released during the second quarter of 2009 as a result of the sale of the Company’s defense and security business to Microsemi Corporation on April 30, 2009. See additional discussion at Note 14, Subsequent Events.
3. Investments
     The following fair value amounts have been determined using available market information.

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
Investments:
United States government agency	$11,094	$14	$—	$11,108
Corporate securities	1,108	4	(1)	1,111

Total	$12,202	$18	$(1)	$12,219

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
Commercial paper	$1,791	$2	$(3)	$1,790
United States government agency	6,690	35	—	6,725
Corporate securities	2,827	10	(2)	2,835

Total	$11,308	$47	$(5)	$11,350

     At March 31, 2009, the Company had $12.2 million of short-term investments with maturities of less than one year and no long term investments.
     At March 31, 2009, the Company had unrealized gains of $18,000 related to $11.7 million of investments in debt securities and unrealized losses of $1,000 related to a $500,000 investment in a debt security. This security was in an unrealized loss position for a period of less than one year. The investments mature through 2009 and the Company believes that it has the ability to hold these investments until the maturity date. Realized gains and losses were insignificant for the quarters ended March 31, 2009 and 2008.
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
     The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2009 (in thousands):

		Quoted Prices in
		Active Markets of	Significant Other
	Balance as of	Identical Assets	Observable Inputs
	March 31, 2009	(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market funds	$26,466	$26,466	$—
Commercial paper	749		749
Short-term investments:
United States government agencies	11,108	—	11,108
Corporate securities	1,111	—	1,111

Total	$39,434	$26,466	$12,968

Liabilities:	$—	$—	$—
     The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2009, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

4. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$8,205	$8,452
Work in process	1,141	1,574
Finished goods	2,113	4,428

	$11,459	$14,454

5. Note Receivable
     During the third quarter of 2008, the Company set up a note receivable with one of its customers, Allgon Microwave Corporation AB (“Allgon”) who failed to meet the terms of its accounts receivable. The note was in the amount of $545,000, with payments of $25,000 due on a weekly basis. The note was to be paid in full by the end of the first quarter of 2009.
     During the third and fourth quarters of 2008, Allgon made the first five payments under the note. However, during the fourth quarter of 2008, Allgon went in default on the note and filed for bankruptcy protection under Swedish composition rules. At the time of default, the note receivable balance was $420,000. Based on Allgon’s bankruptcy filing and current estimates of payments to Allgon’s creditors, the Company reserved 75% or $315,000 of the remaining balance of the note receivable. At March 31, 2009 and December 31, 2008, the net amount of $105,000 is included in other current assets on the consolidated balance sheet.
     Subsequent to Allgon’s default on the note receivable, the Company filed a complaint alleging that Allgon’s parent company, Advantech Advanced Microwave Technologies Inc. of Montreal, Canada (“Advantech”), had breached its contractual obligations with the Company and owes the Company $994,500 including the note receivable, purchased inventory and authorized and accepted purchase orders resulting in shippable finished goods. See additional discussion at Note 8, Commitments and Contingencies. There have been no changes to the note receivable since December 31, 2008.
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
     Changes in the Company’s product warranty liability during the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Balance at January 1	$2,439	$2,712
Warranties accrued	108	201
Warranties settled or reversed	(462)	(119)

Balance at March 31	$2,085	$2,794

7. Restructuring
     During the first quarter of 2009, the Company undertook certain restructuring activities to reduce expenses. The Company has terminated the employment of 33 employees in order to reduce the Company’s cost structure. These terminations have affected all areas of the Company’s operations. The components of the restructuring charge include severance, benefits, payroll taxes and other costs associated with the termination of the employees. The charge for these restructuring activities was $1.2 million and is expected to be substantially completed by the end of the first quarter of 2010.

Severance
Benefits
(in thousands)
First quarter 2009 restructuring charge	$1,249
Cash payments	(910)

Accrual at March 31, 2009	$339

The accrued restructuring charges are included in other current liabilities on the condensed consolidated balance sheet.
8. Commitments and Contingencies
     On Friday, October 31, 2008, the Company filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech, the parent company of Allgon Microwave Corporation AB, had breached its contractual obligations with Endwave and owes the Company $994,500 in a note receivable, purchased inventory and authorized finished goods purchase orders. The Company cannot predict the outcome of these proceedings. An adverse decision in these proceedings could harm the Company’s consolidated financial position and results of operations. Other than the complaint against Advantech, the Company is not currently a party to any material litigation.
9. Stockholder’s Equity
     The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123(R)”) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.
     The effect of recording stock-based compensation for the three months ended March 31, 2009 and 2008 was as follows (in thousands, except per share data):

	Three months ended March 31,
	2009	2008
Stock-based compensation expense by type of award:
Employee stock options	$650	$891
Employee stock purchase plan	144	122
Amounts capitalized as inventory during the year	(6)	(22)
Amounts capitalized as inventory and expensed	19	14

Total stock-based compensation	807	1,005
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$807	$1,005

Impact on net loss per share — basic and diluted	$(0.09)	$(0.11)

     During the three months ended March 31, 2009, the Company granted options to purchase 469,700 shares of common stock with an estimated total grant-date fair value of $478,000 or $1.02 per option. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $141,000.
     During the three months ended March 31, 2008, the Company granted options to purchase 903,221 shares of common stock including 327,921 options granted as part of an option exchange program. The 327,921 options granted as part of the exchange program had an estimated total grant-date fair value of $607,000 or $1.85 per option. The remaining 575,300 options had an estimated total grant-date fair value of $1.9 million or $3.35 per option. The total estimated grant-date fair value of all 903,221 options granted was $2.5 million. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was a total of $748,000.
     As of March 31, 2009, the unrecorded stock-based compensation balance related to all stock options was $1.6 million and will be recognized over an estimate weighted-average service period of 1.5 years. As of March 31, 2009, the unrecorded stock-based compensation balance related to the employee stock purchase plan was $396,000 and will be recognized over an estimate weighted average service period of 0.6 years.
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

	Three months ended
	March 31,
	2009	2008
Risk-free interest rate	1.44% — 1.97%	1.93% — 2.69%
Expected life of options	4.6 years	3.6 years
Expected dividends	0.0%	0.0%
Volatility	70%	70%
     The fair value of purchase rights under the employee stock purchase plan is determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended
	March 31,
	2009	2008
Risk-free interest rate	1.61% — 4.67%	3.97% — 4.67%
Expected life of options	1.2 years	1.2 years
Expected dividends	0.0%	0.0%
Volatility	51%	51%
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
     The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $2,000 and $1,000, respectively.
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
     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2008	3,008,917	$9.23
Options granted	469,700	1.81
Options exercised	(2,980)	1.17
Options cancelled	(250,324)	8.58

Outstanding at March 31, 2009	3,225,313	$8.21	7.13	$67

Options vested and exercisable and expected to be exercisable at March 31, 2009	2,924,259	$8.50	6.93	$61
Options vested and exercisable at March 31, 2009	1,727,062	$9.72	5.65	$43
     At March 31, 2009, the Company had 2,404,431 options available for grant under its equity incentive plans.
     The options outstanding and vested and exercisable at March 31, 2009 were in the following exercise price ranges:

				Options Vested and Exercisable
Options Outstanding at March 31, 2009				At March 31, 2009
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$ 0.76 - $ 1.21	54,896	$1.07	1.27	54,896	$1.07
$ 1.81 - $ 1.81	469,500	$1.81	9.84	—	$0.00
$ 1.93 - $ 6.37	221,535	$3.80	6.17	165,090	$3.51
$ 6.59 - $ 6.59	764,030	$6.59	8.40	221,188	$6.59
$ 6.60 - $ 9.77	511,539	$9.50	6.33	384,368	$9.52
$ 9.90 - $ 10.22	399,302	$10.12	5.09	345,726	$10.16
$ 10.23 - $ 12.90	222,296	$11.96	6.34	185,637	$11.91
$ 13.23 - $ 13.23	464,440	$13.23	7.13	255,121	$13.23
$ 15.14 - $ 20.32	113,746	$16.65	4.41	111,007	$16.68
$ 21.47 - $ 21.47	4,029	$21.47	5.84	4,029	$21.47

	3,225,313	$8.21	7.13	1,727,062	$9.72

Employee Stock Purchase Plan
     In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. The compensation cost in connection with the purchase plan for the three months ended March 31, 2009 and 2008 was $144,000 and $122,000, respectively. During the first quarter of 2009 and the first quarter of 2008, there were no shares purchased under the employee stock purchase plan. At March 31, 2009, 360,369 shares were available for purchase under the plan.
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
     As of March 31, 2009 and 2008, 300,000 shares of preferred stock were outstanding, which were convertible into 3,000,000 shares of common stock. Additionally, as of March 31, 2009 and 2008, the Company had an outstanding warrant that granted the holder the right to purchase 90,000 shares of preferred stock, which were convertible into 900,000 shares of common stock.
     As the Company incurred net losses for all periods presented, shares associated with common stock issuable upon the conversion of the preferred shares or the exercise of the outstanding warrants were not included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. The warrant expired on April 24, 2009. Potential dilutive common shares of 3,225,313 as of March 31, 2009 and 2,987,082 as of March 31, 2008 from the assumed exercise of stock options were not included in the net loss per share calculations as their inclusion would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for all periods presented.
11. Comprehensive Income (Loss)
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
     The components of comprehensive income (loss) were as follows (in thousands):

	Three months ended March 31,
	2009	2008
Net loss	$(3,660)	$(1,936)
Foreign currency translation adjustments	—	(7)
Change in unrealized gain (loss) on investments	(25)	47

Total comprehensive loss	$(3,685)	$(1,896)

12. Segment Disclosures
     The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s total revenues by billing location for the periods ended March 31 were as follows (in thousands):

	Three months ended March 31,
	2009		2008
United States	$4,076	33.9%	$3,134	22.1%
Finland	6,540	54.3%	7,604	53.6%
Italy	10	0.1%	635	4.5%
Norway	28	0.2%	34	0.2%
Slovakia	191	1.6%	1,328	9.4%
Rest of the world	1,194	9.9%	1,446	10.2%

Total	$12,039	100.0%	$14,181	100.0%

     For the three months ended March 31, 2009, Nokia Siemens Networks and Boeing accounted for 54% and 12%, respectively, of the Company’s total revenues. For the three months ended March 31, 2008, Nokia Siemens Networks and Nera accounted for 58% and 10%, respectively, of the Company’s total revenues. For the periods presented, no other customer accounted for more than 10% of the Company’s total revenues.
13. Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The Company does not expect the adoption of FSP 157-4 to have a material impact on its condensed consolidated financial statements.
     In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in financial statements for interim and annual reporting periods of publicly traded companies. FSP 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP 107-1 and APB 28-1 to have a material impact on its condensed consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact, if any, will depend on the nature and terms of business combinations the Company consummates after the effective date.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its condensed consolidated financial statements.
14. Subsequent Events
     On April 30, 2009, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Microsemi Corporation (“Microsemi”), pursuant to which Microsemi purchased the Company’s defense and security business (the “Business”), including all of the outstanding capital stock of EDSI. As consideration, Microsemi assumed certain liabilities associated exclusively with the Business, including the Company’s building lease in Folsom, California, and paid $28 million in cash. The Purchase Agreement contains standard representations and warranties as to the Business that survive for two years following the closing. In connection with the transaction, the Company entered into an indemnification agreement pursuant to which the Company agreed to indemnify Microsemi for environmental, product liability and intellectual property infringement claims related to the Company’s operation of the Business prior to the closing date, as well as for any other excluded liability, and Microsemi agreed to indemnify the Company for any claim related to the operation of the Business following the closing date and for any other assumed liability, subject in some cases to a customary deductible and limitation on maximum damages.

     Concurrently with the closing of the acquisition, the Company entered into a transition services agreement and an employee transition services agreement with Microsemi pursuant to which the Company will provide to Microsemi for a limited period of time certain transitional services, including human resources, information technology and product supply services.
     In connection with the sale of the Business, the Company expects to make cash payments of approximately $640,000 related to the payout of accrued vacation to departing employees. Approximately 130 employees will be leaving the Company and are expected to join Microsemi.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, related notes and “Risk Factors” section included elsewhere in this report on Form 10-Q, as well as the information contained under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.
     The terms “we,” “us,” “our” and words of similar import below refer to Endwave Corporation and its wholly-owned subsidiary, Endwave Defense Systems Incorporated.
Overview
     On April 30, 2009, we entered into an Asset Purchase Agreement, or the Purchase Agreement, with Microsemi Corporation (“Microsemi”) pursuant to which Microsemi purchased our defense and security business, including all of the outstanding capital stock of Endwave Defense Systems Incorporated. As consideration, Microsemi assumed certain liabilities associated exclusively with the defense and security business and paid $28 million in cash. Additionally, as part of the sale, approximately 130 employees associated with the defense and security business will transfer to Microsemi. As a result of the divestiture, we will now focus our resources on our communication module and RF semiconductor businesses. Since the sale of the defense and security business occurred after March 31, 2009, the effects of such sale are not reflected in the financial statements included in this quarterly report. The sale of the defense and security business will have a meaningful impact on our operations and financial results in future periods.
     Over the past several months, global economic conditions have continued to deteriorate and credit has continued to be severely restricted. This continued restriction in credit has materially impacted our customers and vendors and has had a negative effect on our business. We expect the restriction in credit will continue to impact our customers and vendors for the foreseeable future. The installation and enhancement of mobile communication networks integrating our products, often rely on the availability of credit. With the current restriction in credit markets, capital may not be available for the build-out of these networks. Without appropriate capital, our customers may have difficulty funding their on-going operations and may reduce their orders for our products. This could significantly impact our operations and financial results.
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

Results of Operations
Three months ended March 31, 2009 and 2008
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended
	March 31,
	2009	2008
Total revenues	100.0%	100.0%

Cost of product revenues	73.8	70.8
Cost of product revenues, amortization of intangible assets	—	1.1
Research and development	23.6	20.0
Selling, general and administrative	23.4	23.7
Amortization of intangible assets	—	1.3
Restructuring expense	10.4	—

Total costs and expenses	131.2	116.9

Loss from operations	(31.2)	(16.9)
Interest and other income, net	0.8	3.2

Loss before provision for income tax benefit	(30.5)	(13.7)
Income tax benefit	0.1	—

Net loss	(30.4)%	(13.7)%

Total revenues

	Three months ended
	March 31,
	2009	2008	% Change
	(In thousands)
Total revenues	$12,039	$14,181	(15.1)%
Product revenues	$11,795	$13,840	(14.8)%
Development fees	$244	$341	(28.4)%
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
     Product revenues decreased $2.0 from the first quarter of 2008 to the first quarter of 2009. We experienced a $3.2 million decrease in revenues from our mobile communication customers which was offset in part by a $1.1 million increase in revenues from our defense, security and other customers. During the first quarter of 2009, revenues from our mobile communication OEM customers comprised 60% of our total revenues, compared with 74% in first quarter of 2008. During the first quarter of 2009, revenues from our defense, security and other customers comprised 40% of our total revenues, compared with 26% in first quarter of 2008.
     During the remainder of 2009, we expect revenues to be lower relative to 2008 in absolute dollar terms, as we sold our defense and security business on April 30, 2009.
Cost of product revenues

	Three months ended
	March 31,
	2009	2008	% Change
	(In thousands)
Cost of product revenues	$8,890	$10,043	(11.5)%
Percentage of total revenues	73.8%	70.8%
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
     During the first quarter of 2009, the cost of product revenues as a percentage of revenues increased primarily due to the decreased absorption of our overhead costs resulting from decreased production. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $70,000 during the first quarter of 2009 and $64,000 during the first quarter of 2008.
     We continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.
Research and development expenses

	Three months ended
	March 31,
	2009	2008	% Change
	(In thousands)
Research and development expenses	$2,840	$2,842	(0.1)%
Percentage of total revenues	23.6%	20.0%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.
     During the first quarter of 2009, research and development costs were comparable in absolute dollars compared to the first quarter of 2008. During the first quarter of 2009, a decrease of $51,000 in personnel related expenses and a decrease of $39,000 for Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123(R)”) expenses were offset by an increase in $64,000 for project-related expenses.
     During the remainder of 2009, we expect research and development expenses to be lower relative to 2008 in absolute dollar terms, as we sold our defense and security business on April 30, 2009 and undertook restructuring activities during the first quarter of 2009 to reduce investment in research and development related expenses.
Selling, general and administrative expenses

	Three months ended
	March 31,
	2009	2008	% Change
	(In thousands)

Selling, general and administrative expenses	$2,821	$3,361	(16.1)%
Percentage of total revenues	23.4%	23.7%
     Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.
     During the first quarter of 2009, selling, general and administrative expenses decreased in absolute dollars compared to 2008 primarily due to a $160,000 decrease in SFAS No. 123(R) expenses, $136,000 decrease in personnel-related expenses and $85,000 decrease in travel and entertainment.
     During the remainder of 2009, we expect selling, general and administrative expenses to be lower relative to 2008 in absolute dollar terms, as we sold our defense and security business on April 30, 2009 and undertook restructuring activities during the first quarter of 2009 to reduce our expenses.

Amortization of intangible assets

	Three months ended
	March 31,
	2009	2008	% Change
	(In thousands)

Cost of product revenues, amortization of intangible assets	$—	$149	(100)%
Amortization of intangible assets	$—	$179	(100)%
     As part of our acquisition of ALC Microwave, Inc., or ALC, in April 2007, we acquired $2.9 million of identifiable intangible assets, including $900,000 for customer relationships, $880,000 for developed technology, $560,000 for customer backlog, $370,000 for the non-compete agreement and $230,000 for the tradename. During the fourth quarter of 2008, these assets were fully written off based on an analysis indicating impairment of our intangible assets.
     As part of our acquisition of JCA Technology, Inc., or JCA, in July 2004, we acquired $4.2 million of identifiable intangible assets, including $2.3 million for developed technology, $1.1 million for the tradename, $780,000 for customer relationships and $140,000 for customer backlog. During the fourth quarter of 2008, these assets were fully written off based on an analysis indicating impairment of our intangible assets.
     The amortization associated with developed technology was a charge to cost of product revenues. The amortization associated with developed technology was $149,000 for the first quarter of 2008.
     The amortization associated with customer backlog, customer relationships, non-compete and tradename was a charge to operating expenses. During the first quarter of 2008, the $179,000 of amortization was comprised of the following: $76,000 for customer relationships, $70,000 for customer backlog, $23,000 for the non-compete agreement and $10,000 for the tradename.
Restructuring expense

	Three months ended
	March 31,
	2009	2008	% Change
	(In thousands)

Restructuring expense	$1,249	$—	—
     During the first quarter of 2009, we undertook certain restructuring activities to reduce expenses. We terminated the employment of 33 employees in order to reduce our cost structure. These terminations will affect all areas of our operations. The components of the restructuring charge include severance, benefits, payroll taxes and other costs associated with the termination of the employees. The charge for these restructuring activities was $1.2 million and is expected to be substantially completed by the end of the first quarter of 2010.
Interest and other income, net

	Three months ended
	March 31,
	2009	2008	% Change
	(In thousands)

Interest and other income, net	$93	$457	(79.6)%
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location and gains and losses related to foreign currency transactions.
     The decrease in interest and other income, net during the first quarter of 2009 was primarily the result of decreased interest earned on our investments. We had a lower cash and investment balance and interest rates have decreased significantly from the prior year especially on the highest rated investment vehicles leading to lower interest income. During the first quarter of 2009, we earned $86,000 of interest income and recognized $38,000 of other income from the amortization of the deferred gain from our sale of the Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions. During the first quarter of 2008, we earned $457,000 of interest income and recognized $38,000 of other income from the amortization of the deferred gain from our sale of the Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions.
     Our functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency are remeasured into the functional currency at the time of the transaction. Foreign currency transaction losses consist of the remeasurement gains and losses that arise from exchange rate fluctuations related to our operations in Thailand. During the first quarter of 2009 and 2008, we recorded a foreign currency transaction loss of $5,000 and $21,000, respectively.
Income tax benefit

	Three months ended
	March 31,
	2009	2008	% Change
	(In thousands)

Income tax benefit	$8	$—	—
     During the first quarter of 2009, we recorded a net income tax benefit of $8,000 due to recording a benefit from refundable research and development tax credits in the United States. No other income tax expense (benefit) has been recorded because we have incurred operating losses that cannot be benefitted due to a full valuation allowance.
Liquidity and Capital Resources
     At March 31, 2009, we had $28.4 million of cash and cash equivalents, $12.2 million in short-term investments, working capital of $53.6 million and no debt outstanding. The following table sets forth selected condensed consolidated statement of cash flows data:

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(3,754)	$(1,140)
Net cash (used in) provided by investing activities	(1,854)	3,092
Net cash used in financing activities	(1)	(5)
Cash, cash equivalents, restricted cash, short- term and long-term investments at end of period	$41,208	$47,451
     Operating activities used $3.8 million of cash in the first quarter of 2009 as compared to $1.1 million in the first quarter of 2008. Our net loss adjusted for depreciation and other non-cash items, was $2.5 million in the first quarter of 2009 as compared to $349,000 in the first quarter of 2008. During the first quarter of 2009, the remaining use of $1.3 million in cash was primarily due to a $2.9 million increase in accounts receivable, an $858,000 decrease in accrued compensation, other current and other long-term liabilities, and a $354,000 decrease in accrued warranty which were partially offset by a $3.0 decrease in inventory. During the first quarter of 2008, the remaining use of $791,000 in cash was primarily due to a $1.8 million increase in accounts receivable partially offset by a $646,000 increase in accounts payable and a $323,000 decrease in other assets.
     During the first quarter of 2009, investing activities used cash of $1.9 million as compared to generating $3.1 million of cash in the first quarter of 2008. The use of cash during the first quarter of 2009 was primarily the result of a net $878,000 purchase of investments and the purchase of $976,000 for leasehold improvements and equipment. The source of cash during the first quarter of 2008 was primarily the result of the sales and maturities of investments of $3.5 million partially offset by the purchase of leasehold improvements and equipment of $436,000.

     Financing activities used $1,000 of cash in the first quarter of 2009 primarily for the payment of capital leases which were partially offset by the proceeds from the exercise of employee stock options. Financing activities used $5,000 of cash in the first quarter of 2008 primarily for the payment of capital leases.
     At March 31, 2009, we had a net unrealized gain of $17,000 related to $12.2 million of investments in nine debt securities. The increase in the value of these investments is primarily related to changes in interest rates. The investments all mature during 2009 and we believe that we have the ability to hold these investments until the maturity date. Realized gains were $8,000 for the quarter ended March 31, 2008. There were no such gains during the first quarter of 2009. We recorded a foreign currency transaction loss of $5,000 and $21,000 during the first quarter of 2009 and 2008, respectively.
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
     The following table summarizes our future cash obligations for operating leases and capital leases, excluding interest, as of March 31, 2009:

	Payments Due by Period
		Less Than 1			More Than 5
	Total	Year	1 - 3 Years	3-5 Years	Years
	(In thousands)
Contractual Obligations*:
Capital lease obligations, including interest	$38	$24	$14	$—	$—
Operating lease obligations	4,132	1,031	1,763	1,246	92

Total	$4,170	$1,055	$1,777	$1,246	$92

*	Due to the sale of our defense and security business, some of our future cash obligations for operating and capital leases will be assumed by Microsemi as of the transaction date. The following table summarizes our future cash obligations for operating leases and capital leases, excluding interest, that will be assumed by Microsemi:

	Payments Due by Period
		Less Than 1			More Than 5
	Total	Year	1 - 3 Years	3-5 Years	Years
	(In thousands)
Contractual Obligations:
Capital lease obligations, including interest	$14	$12	$2	$—	$—
Operating lease obligations	2,692	483	1,023	1,094	92

Total	$2,706	$495	$1,025	$1,094	$92

Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. We do not expect the adoption of FSP 157-4 to have a material impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in financial statements for interim and annual reporting periods of publicly traded companies. FSP 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP 107-1 and APB 28-1 to have a material impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS No. 141 (revised 2007), “Business Combinations” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact, if any, will depend on the nature and terms of business combinations we consummate after the effective date.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes in our reported market risks since our report on market risks in our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading corresponding to that set forth above. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash primarily in investments with short maturities. As of March 31, 2009, our investments in our portfolio were classified as cash equivalents and short-term investments. The cash equivalents and short-term investments consisted primarily of United States government agency notes, United States government money market funds, commercial papers and corporate notes. Since our investments consist of cash equivalents and short-term investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.
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
     We currently pay a number of expenses related to our Thai personnel and office in Thai Bhat. During the first quarter of 2009, the total payments made in Thai Bhat were $196,000 and we recorded a related foreign currency transaction loss of $5,000. During the first quarter of 2008, the total payments made in Thai Bhat were $230,000 and we recorded a related foreign currency transaction loss of $21,000.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On Friday, October 31, 2008, we filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech Advanced Microwave Technologies Inc. (“Advantech”) the parent company of Allgon Microwave Corporation AB, had breached its contractual obligations with Endwave and owes us $994,500 in a note receivable, purchased inventory and authorized and accepted purchase orders resulting in shippable finished goods. We cannot predict the outcome of these proceedings. An adverse decision in these proceedings could harm our consolidated financial position and results of operations. Although we may have pending various legal actions arising in the ordinary course of business from time to time, other than the complaint against Advantech, we are not currently a party to any material litigation.
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

**	Indicates risk factor has been updated since our Annual Report on Form 10-K for the year ended December 31, 2008.

Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future.**
     We have had a history of losses. We had a net loss of $3.7 million for the first quarter of 2009. We also had net losses of $14.8 million and $5.4 million for the years ended December 31, 2008 and 2007, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
Subsequent to the divesture of our defense and security business, we depend on the mobile communication industry for substantially all of our revenues. As this industry is negatively impacted by the global economic downturn, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.**
     We depend, and expect to remain dependent, on the mobile communication industry for substantially all of our revenues. Revenues from all of our mobile communication OEM customers comprised 60% of our total revenues during the first quarter of 2009 and 66% of our total revenues in 2008. This concentration will increase significantly in future periods due to the sale of our defense and security business on April 30, 2009.
     The current global economic downturn and credit crisis has impacted the mobile communication industry. We anticipate decreased revenues from our mobile communication related customers in 2009 and therefore we undertook certain restructuring activities to reduce expenses. If the current downturn in the mobile communication industry persists, our revenues will continue to suffer and we may be forced to take further action, including but not limited to, making provisions for excess inventory, accounts receivable and abandoned or obsolete equipment and reducing our operating expenses through additional restructuring activities. We cannot guarantee that we would be able to reduce operating expenses to a level commensurate with the lower revenues resulting from such a prolonged industry downturn.
     The mobile communication industry has undergone significant consolidation in the past few years and we expect that consolidation to continue. The acquisition of one of our major customers in this market, or one of the communications service providers supplied by one of our major customers, could result in delays or cancellations of orders of our products and, accordingly, delays or reductions in our anticipated revenues and reduced profitability or increased net losses. In particular, during April 2007, Nokia and Siemens merged their mobile communication network businesses.
The current turmoil in the global economy could adversely impact our operations and financial results.**
     Over the past several months, global economic conditions have continued to deteriorate. For example, credit continues to be severely restricted. This restriction in credit has materially impacted our operations and financial results and we expect it to continue to do so. Our customers often rely on credit markets to finance the build-out of their networks and systems. With the current restriction in credit markets, capital may not be available to our customers or may only be available at unfavorable terms. Without appropriate capital, our customers may have difficulty funding their on-going operations and may reduce their orders for our products. This could significantly impact our operations and financial results. Additionally, our vendors may rely on credit markets to finance their operations. With the current restriction in credit markets, capital may not be available to our vendors or may only be available at unfavorable terms. Without appropriate capital, our vendors may have difficulty funding their on-going operations and may not be able to fulfill requirements for their products. This could significantly impact our operations and financial results through a reduction in our revenues.
We depend on a small number of key customers in the mobile communication industry for a significant portion of our revenues. If we lose any of our major customers, particularly Nokia Siemens Networks, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.**

     We depend, and expect to continue to depend, on a relatively small number of mobile communication customers for a significant part of our revenues. The loss of any of our major customers, particularly Nokia Siemens Networks, or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. In the first three months of 2009 and in fiscal 2008, revenues from Nokia Siemens Networks accounted for 54% and 55% of our total revenues, respectively. In addition, in the first three months of 2009, revenues from Boeing accounted for 12% of our total revenues. Boeing was part of the defense and security assets sold on April 30, 2009. We had no other customers individually representing more than 10% of our total revenues for these periods.
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
Competitive conditions often require us to reduce prices and, as a result, we need to reduce our costs in order to be profitable.**
     Over the past year, we have reduced many of our prices of communication products by 10% to 15% in order to remain competitive and we expect market conditions will cause us to reduce our prices in the future. In order to reduce our per-unit cost of product revenues, we must continue to design and re-design products to require lower cost materials, improve our manufacturing efficiencies and successfully move production to lower-cost, offshore locations. The combined effects of these actions may be insufficient to achieve the cost reductions needed to maintain or increase our gross margins or achieve profitability.
We rely heavily on a Thailand facility of HANA Microelectronics Co., Ltd., a contract manufacturer, to produce our RF modules. If HANA is unable to produce these modules in sufficient quantities or with adequate quality, or it chooses to terminate our manufacturing arrangement, we will be forced to find an alternative manufacturer and may not be able to fulfill our production commitments to our customers, which could cause sales to be delayed or lost and could harm our reputation.**
     We outsource the assembly and testing of most of our communication related products to a Thailand facility of HANA Microelectronics Co., Ltd., or HANA, a contract manufacturer. We plan to continue this arrangement as a key element of our operating strategy. If HANA does not provide us with high quality products and services in a timely manner, terminates its relationship with us, or is unable to produce our products due to financial difficulties or political instability we may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of our products could be delayed or lost and our reputation could be harmed. Our latest manufacturing agreement with HANA expires in October 2009, but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.
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
     Each of our communication products is designed for a specific range of frequencies. Because different national governments license different portions of the frequency spectrum for the mobile communication market, and because communications service providers license specific frequencies as they become available, in order to remain competitive we must adapt our products rapidly to use a wide range of different frequencies. This may require the design of products at a number of different frequencies simultaneously. This design process can be difficult and time consuming, could increase our costs and could cause delays in the delivery of products to our customers, which may harm our reputation and delay or cause us to lose revenues.
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

Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of March 31, 2009, we had 43 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2009 and 2027. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
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

Risks Relating to Our Industry
Our failure to compete effectively could reduce our revenues and margins.**
     Among merchant suppliers in the mobile communication market who provide integrated transceivers to radio OEMs, we primarily compete with Compel Electronics Inc., Filtronic plc, Microelectronics Technology Inc., and Teledyne Technologies Incorporated. Additionally, there are mobile communication OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their high-frequency RF transceiver modules, rather than using merchant suppliers like us. We believe that over one-half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that mobile communication OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and the potential related sales. Further, if a mobile communication OEM were to sell its captive operation to a competitor, we would lose the opportunity to acquire those potential sales.
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
Risks Relating to Ownership of Our Stock
The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.**
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. In first three months of 2009, the lowest daily sales price for our common stock was $1.36 and the highest daily sales price for our common stock was $2.51. In 2008, the lowest daily sales price for our common stock was $1.93 and the highest daily sales price for our common stock was $7.69. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:

•	our financial performance or the performance of our competitors;

•	the purchase or sale of common stock, short-selling or transactions by large stockholders;

•	technological innovations or other trends or changes in mobile communication networks;

•	successes or failures at significant product evaluations or site demonstrations;

•	the introduction of new products by us or our competitors;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	decisions by major participants in the communications industry not to purchase products from us or to pursue alternative technologies;

•	decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry;

•	market conditions in the industry, the financial markets and the economy as a whole;

•	existence of preferred stock with rights differing from those of common stock; and

•	the low trading volume of our common stock.
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
We have a few shareholders that each own a large percentage of our outstanding capital stock and, as a result of their significant ownership, are able to significantly affect the outcome of matters requiring stockholder approval.**
     Oak Technology Partners XI, Limited Partnership, or Oak, owns 300,000 shares of our Series B preferred stock that are convertible into 3,000,000 shares of our common stock. Assuming the conversion of Oak’s preferred shares into common stock, as of February 6, 2009, Oak beneficially owned 24.3% of our capital stock. This excludes Oak’s warrant to purchase 90,000 shares of preferred stock, where were convertible into 900,000 shares of common stock, which expired on April 24, 2009. In addition, two other shareholders each beneficially owned more than 10% of our capital stock on February 6, 2009.
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
     The preferred shareholder has certain rights upon any liquidation, merger, reorganization and/or consolidation of Endwave into or with another corporation or any transaction or series of related transactions in which a person, entity or group acquires 50% or more of the combined voting power of our then outstanding securities. If such an event were to occur the holders of the preferred shares are entitled to receive prior and in preference to any distribution to holders of our common stock or any other class or series of stock subordinate in liquidation preference to the preferred stock, the amount invested plus all accumulated or accrued and unpaid dividends thereon. The preferred shareholder also has the right to approve certain other transactions including cash dividends and stock repurchases.
     These plans may make us a less attractive acquisition target or may reduce the amount a potential acquirer may otherwise be willing to pay for our company.

Item 6. Exhibits.

Number	Description
2.1(1)	Stock Purchase Agreement among the Registrant and the stockholders and option holders of ALC Microwave, Inc. dated April 19, 2007.

3.1(2)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(4)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.4(5)	Certificate of Designation for Series B Preferred Stock.

3.5(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.

3.6(7)	Amended and Restated Bylaws.

4.1(2)	Form of Specimen Common Stock Certificate.

4.2(4)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.

4.3(4)	Form of Rights Certificate

4.4(5)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.

4.5(5)	Warrant issued to Oak Investment Partners XI, Limited Partnership.

4.6(8)	Amendment No. 1 to Rights Agreement, dated as of December 21, 2007, between the Registrant and ComputerShare Trust Company, Inc.

10.1(2)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(2)*	1992 Stock Option Plan.

10.3(2)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(2)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(9)*	2007 Equity Incentive Plan.

10.6(10)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.

10.7(10)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.

10.8(2)*	2000 Employee Stock Purchase Plan.

10.9(2)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.10(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.11(2)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.12(12)*	Description of Compensation Payable to Non-Employee Directors.

10.13*	2009 Base Salaries for Named Executive Officers.

10.14(13)*	Executive Officer Severance and Retention Plan.

10.15(2)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.16(14)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.

10.17(14)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.

10.18(15)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

10.19(16)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.

10.20(17)	Lease Agreement by and between 8812, a California limited partnership, and the Registrant dated May 20, 2008.

10.21(17)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

10.22†	First Amendment, dated as of December 1, 2008, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

Number	Description

10.23†	Amendment, dated as of February 13, 2009, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 28, 2007 and incorporated herein by reference.

(9)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-144851) and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-144054) and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION
Date: May 14, 2009

By:	/s/ Edward A. Keible, Jr.
Edward A. Keible, Jr.
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Brett W. Wallace
Brett W. Wallace Executive Vice President
and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
10.13*	2009 Base Salaries for Named Executive Officers.

10.22†	First Amendment, dated as of December 1, 2008, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

10.23†	Amendment, dated as of February 13, 2009, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.