Form 10-Q
period 2009-06-30
ENDWAVE CORP
filed 2009-08-14
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     The number of shares of the registrant’s Common Stock outstanding as of July 24, 2009 was 9,593,648 shares. The number of shares of the registrant’s Preferred Stock outstanding as of July 24, 2009 was 300,000 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$49,191	$33,998
Short-term investments	19,476	11,350
Accounts receivable, net	4,374	4,762
Inventories	4,984	14,454
Other current assets	927	738

Total current assets	78,952	65,302
Property and equipment, net	1,976	4,220
Other assets, net	171	218
Restricted cash	—	600

	$81,099	$70,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,184	$2,263
Accrued warranty	1,262	2,439
Accrued compensation	768	2,811
Other current liabilities	982	713

Total current liabilities	4,196	8,226
Other long-term liabilities	99	73

Total liabilities	4,295	8,299

Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 300,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,588,748 and 9,345,442 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	10	9
Additional paid-in capital	351,678	349,855
Accumulated other comprehensive income	1	42
Accumulated deficit	(274,885)	(287,865)

Total stockholders’ equity	76,804	62,041

	$81,099	$70,340

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2008.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Product revenues	$5,580	$12,093	$12,822	$22,493
Development fees	—	—	—	60

Total revenues	5,580	12,093	12,822	22,553

Costs and expenses:
Cost of product revenues*	4,237	7,976	9,056	15,095
Research and development*	1,306	1,680	3,011	2,841
Selling, general and administrative*	1,935	2,757	4,293	5,536
Restructuring	166	—	1,233	—

Total costs and expenses	7,644	12,413	17,593	23,472

Loss from continuing operations	(2,064)	(320)	(4,771)	(919)
Interest and other income, net	94	294	200	733

Loss from continuing operations before provision (benefit) for income taxes	(1,970)	(26)	(4,571)	(186)
Provision (benefit) for income taxes	(13)	22	(21)	22

Loss from continuing operations	(1,957)	(48)	(4,550)	(208)
Income (loss) from discontinued operations, net of tax* (Note 10)	18,597	(712)	17,530	(2,488)

Net income (loss)	$16,640	$(760)	$12,980	$(2,696)

Basic and diluted net loss per share from continuing operations	$(0.21)	$(0.01)	$(0.48)	$(0.02)
Basic and diluted net income (loss) per share from discontinued operations	$1.97	$(0.07)	$1.86	$(0.27)
Basic and diluted net income (loss) per share	$1.76	$(0.08)	$1.38	$(0.29)

Shares used in computing basic and diluted net loss per share	9,460,395	9,187,183	9,403,482	9,164,682

* Includes the following amounts related to stock-based compensation:

Cost of product revenues	$29	$100	$110	$186
Research and development	60	165	188	319
Selling, general and administrative	318	564	716	1,096
Income (loss) from discontinued operations, net of tax	155	251	355	484
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	June 30,
	2009	2008
Operating activities:
Net income (loss)	$12,980	$(2,696)
Income (loss) from discontinued operations	17,530	(2,488)

Loss from continuing operations, net of tax	(4,550)	(208)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation	380	266
Stock compensation expense	1,014	1,601
Amortization of investments, net	24	2
Gain on sale of investments	—	(45)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,827)	(167)
Inventories	4,602	(979)
Other assets	(898)	154
Accounts payable	123	346
Accrued warranty	(531)	(57)
Accrued compensation, other current liabilities and other long-term liabilities	(527)	(277)

Net cash provided (used in) provided by continuing operating activities	(2,190)	636

Investing activities:
Proceeds from sale of discontinued operations	28,000	—
Purchase of ALC Microwave, Inc., net of cash acquired	—	(1,027)
Change in restricted cash	600	(600)
Purchases of property and equipment	(178)	(675)
Proceeds on sales and maturities of investments	14,315	7,157
Purchases of investments	(22,506)	(7,845)

Net cash provided by (used in) continuing investing activities	20,231	(2,990)

Financing activities:
Payments on capital leases	(9)	(12)
Proceeds from common stock issuance	242	434
Proceeds from exercises of stock options, net of issuance costs	226	2

Net cash provided by financing activities	459	424

Effects of foreign exchange rate changes on cash and cash equivalents	—	12

Cash flows from discontinued operations:
Operating activities	(2,513)	(3,423)
Investing activities	(794)	(299)
Financing activities	—	—

Net cash used in discontinued operations	(3,307)	(3,722)

Net change in cash and cash equivalents	15,193	(5,640)
Cash and cash equivalents at beginning of period	33,998	38,992

Cash and cash equivalents at end of period	$49,191	$33,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business and Basis of Presentation
          Endwave Corporation (“Endwave” or the “Company”), designs, manufactures and markets radio frequency (“RF”) modules that enable the transmission, reception and processing of high-frequency signals in mobile communication networks.
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
     On April 30, 2009, the Company sold its defense and security business to Microsemi Corporation (“Microsemi”). The Company’s financial statements have been presented to reflect the defense and security business as a discontinued operation for all periods presented. See additional discussion at Note 10, Discontinued Operations.
2. Restricted Cash
     At December 31, 2008, the Company had a restricted cash balance of $600,000, which represents a certificate of deposit held by a financial institution as collateral for a letter of credit in connection with the Company’s building lease in Folsom, California.
     During the second quarter of 2009, the restricted cash was released as Microsemi assumed the Company’s building lease in Folsom, California as a result of the sale of the Company’s defense and security business to Microsemi on April 30, 2009. See additional discussion at Note 10, Discontinued Operations.
3. Investments
          The following fair value amounts have been determined using available market information.

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
Investments:
United States government agency	$18,856	$2	$(2)	$18,856
Corporate securities	619	1	—	620

Total	$19,475	$3	$(2)	$19,476

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
Investments:
Commercial paper	$1,791	$2	$(3)	$1,790
United States government agency	6,690	35	—	6,725
Corporate securities	2,827	10	(2)	2,835

Total	$11,308	$47	$(5)	$11,350

     At June 30, 2009, the Company had $19.5 million of short-term investments with maturities of less than one year and no long term investments.
     At June 30, 2009, the Company had unrealized gains of $3,000 related to $7.3 million of investments in debt securities and unrealized losses of $2,000 related to $12.2 million of investments in debt securities. The securities were in an unrealized loss position for a period of less than one year. The investments mature through 2010 and the Company believes that it has the ability to hold these investments until the maturity date. Realized gains and losses were insignificant for the quarters ended June 30, 2009 and 2008.
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
Fair Value Measurements
     The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

		Quoted Prices in	Significant Other
		Active Markets of	Observable
	Balance as of	Identical Assets	Inputs
	June 30, 2009	(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market funds	$45,897	$45,897	$—
Short-term investments:
United States government agencies	18,856	—	18,856
Corporate security	620	—	620

Total	$65,373	$45,897	$19,476

Liabilities:	$—	$—	$—
     The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of June 30, 2009, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
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

4. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$4,385	$8,452
Work in process	490	1,574
Finished goods	109	4,428

	$4,984	$14,454

5. Note Receivable
     During the third quarter of 2008, the Company set up a note receivable with one of its customers, Allgon Microwave Corporation AB (“Allgon”) who failed to meet the terms of its accounts receivable. The note was in the amount of $545,000, with payments of $25,000 due on a weekly basis. The note was to be paid in full by the end of the first quarter of 2009.
     During the third and fourth quarters of 2008, Allgon made the first five payments under the note. However, during the fourth quarter of 2008, Allgon went in default on the note and filed for bankruptcy protection under Swedish composition rules. At the time of default, the note receivable balance was $420,000. Based on Allgon’s bankruptcy filing and current estimates of payments to Allgon’s creditors, the Company has reserved 75% or $315,000 of the remaining balance of the note receivable. At June 30, 2009 and December 31, 2008, the net amount of $105,000 is included in other current assets on the consolidated balance sheet.
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
     Changes in the Company’s product warranty liability during the six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Six months ended June 30,
	2009	2008
Balance at January 1	$2,439	$2,712
Warranties accrued	600	376
Warranties settled or reversed	(1,049)	(285)
Warranties transferred due to sale of the business	(728)	—

Balance at June 30	$1,262	$2,803

7. Restructuring
     During the first quarter of 2009, the Company undertook certain restructuring activities to reduce expenses (“First Quarter 2009 Restructuring Plan”). The Company terminated the employment of 33 employees in order to reduce the Company’s cost structure. These terminations affected all areas of the Company’s operations. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with the termination of the employees. The charge for these restructuring activities was $1.2 million and is expected to be substantially completed by the end of the first quarter of 2010.
     During the second quarter of 2009, the Company undertook certain restructuring activities to reduce expenses (“Second Quarter 2009 Restructuring Plan”). The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with the termination of the employees. The charge for these restructuring activities was $258,000 and is expected to be substantially completed by the end of the first quarter of 2010.

Restructuring
(in thousands)

First Quarter 2009 Restructuring Plan charge	$1,249
Second Quarter 2009 Restructuring Plan charge	258
Cash payments	(1,125)
First Quarter 2009 Restructuring Plan adjustment	(55)

Accrual at June 30, 2009	$327

     The accrued restructuring charges are included in other current liabilities on the condensed consolidated balance sheet.
     During the second quarter of 2009, the Company recorded $166,000 of restructuring expense which included the following: a $258,000 restructuring charge for the Second Quarter 2009 Restructuring Plan partially offset by a $55,000 adjustment to the First Quarter 2009 Restructuring Plan and $37,000 of restructuring expense recorded in discontinued operations.
8. Commitments and Contingencies
     On October 31, 2008, the Company filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech, the parent company of Allgon had breached its contractual obligations with Endwave and owes the Company $994,500 in a note receivable, purchased inventory and authorized finished goods purchase orders. The Company cannot predict the outcome of these proceedings. An adverse decision in these proceedings could harm the Company’s consolidated financial position and results of operations.
     In a related action, the Company filed a creditor’s claim for $994,500 against Allgon in the composition of creditors’ proceedings now pending in a Stockholm, Sweden bankruptcy court. Although a recovery under Swedish bankruptcy law is not assured, if it occurs any recovery will be a set-off in the Montreal action against Allgon’s parent, Advantech. Other than the described complaint against Advantech and the related claim against Allgon, the Company is not currently a party to any material litigation.
9. Stockholder’s Equity
     Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.

     The effect of recording stock-based compensation for the three months ended June 30, 2009 and 2008 was as follows (in thousands, except per share data):

	Three months ended June 30,
	2009	2008
Stock-based compensation expense by type of award:
Employee stock options	$501	$907
Employee stock purchase plan	61	171
Amounts capitalized into inventory during the three month period	(6)	(19)
Amounts previously capitalized into inventory and expensed	6	21

Total stock-based compensation	562	1,080
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$562	$1,080

Impact on net income (loss) per share — basic and diluted	$(0.06)	$(0.12)

     The effect of recording stock-based compensation for the six months ended June 30, 2009 and 2008 was as follows (in thousands, except per share data):

	Six months ended June 30,
	2009	2008
Stock-based compensation expense by type of award:
Employee stock options	$1,151	$1,798
Employee stock purchase plan	205	293
Amounts capitalized into inventory during the six month period	(12)	(41)
Amounts previously capitalized into inventory and expensed	25	35

Total stock-based compensation	1,369	2,085
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$1,369	$2,085

Impact on net income (loss) per share — basic and diluted	$(0.15)	$(0.23)

     During the three months ended June 30, 2009 and 2008, the Company granted options to purchase 50,300 and 56,800 shares of common stock, respectively, with an estimated total grant-date fair value of $60,000 and $147,000, respectively. Of these amounts, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $5,000 and $17,000, respectively.
     During the six months ended June 30, 2009, the Company granted options to purchase 520,000 shares of common stock with an estimated total grant date fair value of $538,000 or $1.04 per option. Of this amount, the Company estimated the stock based compensation expense of the awards not expected to vest was a total of $146,000.
     During the six months ended June 30, 2008, the Company granted options to purchase 960,021 shares of common stock, including 327,921 options granted as part of an option exchange program. The 327,921 options granted as part of the exchange program had an estimated total grant-date fair value of $607,000 or $1.85 per option. The remaining 632,100 options had an estimated total grant-date fair value of $2.1 million or $3.28 per option. The total estimated grant-date fair value of all 960,021 options granted was $2.7 million. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was a total of $765,000.

     During the three months ended June 30, 2009, the Company fully accelerated the vesting of 165,600 options in connection with the closing of the Microsemi transaction and certain restructuring activities. The Company recorded additional stock-based compensation expense of $66,000 relating to the incremental value of the fully vested modified awards.
     As of June 30, 2009, the unrecorded stock-based compensation balance related to all stock options was $1.2 million, net of estimated forfeitures, and will be recognized over an estimated weighted-average service period of 1.3 years. As of June 30, 2009, the unrecorded stock-based compensation balance related to the employee stock purchase plan was $340,000, net of estimated forfeitures, and will be recognized over an estimate weighted-average service period of 0.6 years.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk-free interest rate	1.46% - 2.05%	2.38% - 2.80%	1.44% - 2.05%	2.32% - 2.80%
Expected life of options	3.0 years	2.2 years	4.5 years	3.5 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	70%	70%	70%	70%
     The fair value of purchase rights under the employee stock purchase plan is determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk-free interest rate	0.35% - 0.93%	2.05% - 4.74%	0.35% - 0.93%	2.05% - 4.74%
Expected life of options	1.2 years	1.2 years	1.2 years	1.2 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	51%	51%	51%	51%
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
     The total intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $107,000 and $5,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $109,000 and $6,000, respectively.
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

     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2008	3,008,917	$9.23
Options granted	520,000	1.88
Options exercised	(140,231)	1.61
Options cancelled	(955,291)	9.22

Outstanding at June 30, 2009	2,433,395	$8.10	6.25	$329

Options vested and exercisable and expected to be exercisable at June 30, 2009	2,266,088	$8.31	6.06	$282
Options vested and exercisable at June 30, 2009	1,504,416	$9.35	4.73	$125
     At June 30, 2009, the Company had 3,056,119 options available for grant under its equity incentive plans.
     The options outstanding and options vested and exercisable at June 30, 2009 were in the following exercise price ranges:

				Options Vested and Exercisable
Options Outstanding at June 30, 2009				At June 30, 2009
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$ 0.76 - $ 1.21	14,863	$1.14	2.94	14,863	$1.14
$ 1.81 - $ 1.81	403,500	$1.81	7.22	103,400	$1.81
$ 1.93 - $ 6.37	184,245	$3.61	6.46	135,784	$3.95
$ 6.59 - $ 6.59	579,877	$6.59	7.91	213,892	$6.59
$ 6.60 - $ 9.75	65,432	$8.71	5.17	52,282	$8.70
$ 9.77 - $ 9.77	259,673	$9.77	5.55	218,594	$9.77
$ 9.90 - $ 10.22	305,515	$10.13	4.41	288,433	$10.15
$ 10.23 - $ 12.90	196,658	$11.90	3.92	182,502	$11.91
$ 13.23 - $ 13.23	342,779	$13.23	6.56	214,589	$13.23
$ 15.14 - $ 21.47	80,853	$17.37	4.15	80,077	$17.39

	2,433,395	$8.10	6.25	1,504,416	$9.35

Employee Stock Purchase Plan
     In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. The compensation cost in connection with the purchase plan for the three months ended June 30, 2009 and 2008 was $61,000 and $171,000. The compensation cost in connection with the purchase plan for the six months ended June 30, 2009 and 2008 was $205,000 and $293,000. During the second quarter of 2009, there were 103,075 shares issued under the purchase plan at a weighted average price of $2.35 per share. During the second quarter of 2008, there were 80,213 shares issued under the purchase plan at a weighted average price of $5.41 per share. At June 30, 2009, there were 257,294 shares available for purchase under the purchase plan.

10. Discontinued Operations
     On April 30, 2009, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Microsemi, pursuant to which Microsemi purchased the Company’s defense and security business (the “Business”), including all of the outstanding capital stock of Endwave Defense Systems, Incorporated (“EDSI”). As consideration, Microsemi assumed certain liabilities associated exclusively with the Business, including the Company’s building lease in Folsom, California, and paid $28 million in cash. The Purchase Agreement contains standard representations and warranties as to the Business that survives for two years following the closing. In connection with the transaction, the Company entered into an indemnification agreement pursuant to which the Company agreed to indemnify Microsemi for environmental, product liability and intellectual property infringement claims related to the Company’s operation of the Business prior to the closing date, as well as for any other excluded liability, and Microsemi agreed to indemnify the Company for any claims related to the operation of the Business following the closing date and for any other assumed liability, subject in some cases to a customary deductible and limitation on maximum damages.
     Concurrently with the closing of the acquisition, the Company entered into a transition services agreement and an employee transition services agreement with Microsemi pursuant to which the Company agreed to provide to Microsemi for a limited period of time certain transitional services, including human resources, information technology and product supply services.
     The Company classified the results of the Business as a discontinued operation in the Company’s condensed consolidated statements of operations for all periods presented. During the second quarter of 2009, the Company recognized income from discontinued operations of $18.6 million net of tax expense of $41,000 related to the sale of the Business.
     The results of operations for the Business classified as discontinued operations are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue of discontinued operations	$516	$5,186	$5,313	$8,907
Loss from discontinued operations	(961)	(712)	(2,028)	(2,488)
Gain on sale of discontinued operation, net of tax	19,558	—	19,558	—

Net income (loss) from discontinued operations, net of tax	$18,597	$(712)	$17,530	$(2,488)

11. Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include convertible preferred stock, options to purchase common stock, and shares to be purchased in connection with the Company’s employee stock purchase plan.
     As of June 30, 2009 and 2008, 300,000 preferred shares were outstanding, which were convertible into 3,000,000 shares of common stock. Additionally, as of June 30, 2008, the Company had an outstanding warrant that granted the holder the right to purchase 90,000 shares of preferred stock, which are convertible into 900,000 shares of common stock. The warrant expired on April 24, 2009.
     As the Company incurred net losses from continuing operations for all periods presented, shares associated with common stock issuable upon the conversion of the preferred shares or the exercise of the outstanding warrant were not included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. Potential dilutive common shares of 2,433,395 as of June 30, 2009 and 2,958,073 as of June 30, 2008 from the assumed exercise of stock options were not included in the net income (loss) per share calculations as their inclusion would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for all periods presented.

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
     The components of comprehensive income (loss) were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$16,640	$(760)	$12,980	$(2,696)
Foreign currency translation adjustments	—	19	—	12
Change in unrealized gain (loss) on investments	(16)	(52)	(41)	(5)

Total comprehensive income (loss)	$16,624	$(793)	$12,939	$(2,689)

13. Segment Disclosures
     The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s total revenues by billing location for the periods ended June 30 were as follows (in thousands):

	Three months ended June 30,
	2009		2008
United States	$6	0.1%	$262	2.2%
Finland	3,351	60.0%	10,614	87.8%
Germany	976	17.5%	—	—
Slovakia	906	16.3%	328	2.7%
Rest of the world	341	6.1%	889	7.3%

Total	$5,580	100.0%	$12,093	100.0%

	Six months ended June 30,
	2009		2008
United States	$44	0.3%	$426	1.9%
Finland	9,891	77.1%	18,218	80.8%
Germany	976	7.6%	—	—
Slovakia	1,097	8.6%	1,656	7.3%
Rest of the world	814	6.4%	2,253	10.0%

Total	$12,822	100%	$22,553	100%

     For the three months ended June 30, 2009, Nokia Siemens Networks and its manufacturing partner, SRI Radio Systems, and Nera accounted for 78% and 16%, respectively, of the Company’s total revenues. For the three months ended June 30, 2008, Nokia Siemens Networks accounted for 89% of the Company’s total revenues.

     For the six months ended June 30, 2009 and 2008, Nokia Siemens Networks and its manufacturing partner, SRI Radio Systems, accounted for 85% and 84%, respectively, of the Company’s total revenues.
     For the periods presented, no other customer accounted for more than 10% of the Company’s total revenues.
14. Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FSP 157-4 did not have a material impact on the Company’s condensed consolidated financial statements.
     In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments in financial statements for interim and annual reporting periods of publicly traded companies. FSP 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on the Company’s condensed consolidated financial statements.
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
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s condensed consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No, 168”) which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since the underlying GAAP guidance for nongovernmental entities will not change as a result of the issuance of SFAS No. 168, the Company does not expect the adoption of the SFAS No. 168 to have a material impact on its financial condition or results of operations. References to codification guidance will be updated in the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009.

15. Subsequent Events
     On August 11, 2009 the Company filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission. The tender offer related to an offer by the Company to certain optionholders to exchange some or all of their outstanding stock option grants to purchase shares of the Company’s common stock granted under the Company’s 2007 Equity Incentive Plan with an exercise price per share greater than or equal to $5.00 for new option grants at an exchange ratio of 3 old options for 1 new option. The exchange offer was made to employees and directors of the Company who, as of the date the exchange offer commenced, were actively employed and held eligible option grants. The exchange offer is scheduled to expire on September 9, 2009.
     The Company has performed an evaluation of subsequent events through August 14, 2009, which is the date the financial statements were issued.

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
     The terms “we,” “us,” “our” and words of similar import below refer to Endwave Corporation.
Overview
     On April 30, 2009, we entered into an Asset Purchase Agreement with Microsemi Corporation (“Microsemi”) pursuant to which Microsemi purchased our defense and security business, including all of the outstanding capital stock of Endwave Defense Systems Incorporated. As consideration, Microsemi assumed certain liabilities associated exclusively with the defense and security business and paid $28 million in cash. Additionally, as part of the sale, approximately 130 employees associated with the defense and security business transferred to Microsemi. As a result of the divestiture, we will now focus our resources on our communication module and RF semiconductor businesses. The sale of the defense and security business will have a meaningful impact on our operations and financial results in future periods.
     The funding of the installation and enhancement of mobile communication networks integrating our products, often rely on the availability of credit. Over the past several months, global economic conditions have continued to be weak and credit has continued to be severely restricted. This continued restriction in credit has materially impacted our customers and vendors and has had a negative effect on our business. We expect the restriction in credit will continue to impact our customers and vendors for the foreseeable future. Without appropriate capital, our customers may have difficulty funding their on-going operations and may reduce their orders for our products. This could significantly impact our operations and financial results.

Results of Operations
Three and six months ended June 30, 2009 and 2008
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of product revenues	75.9	65.9	70.6	66.9
Research and development	23.4	13.9	23.5	12.6
Selling, general and administrative	34.7	22.8	33.5	24.6
Restructuring	3.0	—	9.6	—

Total costs and expenses	137.0	102.6	137.2	104.1

Loss from continuing operations	(37.0)	(2.6)	(37.2)	(4.1)
Interest and other income, net	1.7	2.4	1.6	3.3

Loss from continuing operations before provision (benefit) for income taxes	(35.3)	(0.2)	(35.6)	(0.8)
Provision (benefit) for income taxes	(0.2)	0.2	(0.1)	0.1

Loss from continuing operations	(35.1)	(0.4)	(35.5)	(0.9)
Income (loss) from discontinued operations, net of tax	333.3	(5.9)	136.7	(11.0)

Net income (loss)	298.2%	(6.3)%	101.2%	(11.9)%

Total revenues

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Total revenues	$5,580	$12,093	(53.9)%	$12,822	$22,553	(43.1)%
Product revenues	$5,580	$12,093	(53.9)%	$12,822	$22,493	(43.0)%
Development fees	$—	$—	—	$—	$60	(100.0)%
     Total revenues consist of product revenues and development fees. Product revenues are attributable to sales of our mobile communication products. Development fees are attributable to the development of product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. We do not expect development fees to represent a significant percentage of our total revenues for the foreseeable future.
     During the three months ended June 30, 2009, total revenues decreased by $6.5 million, or 54%, compared to the same period in 2008. During the six months ended June 30, 2009, total revenues decreased by $9.7 million, or 43%, compared to the same period in 2008. The demand for our products has declined relative to prior periods as the mobile communication industry has been impacted by the current global economic downturn and credit crisis.
     During the remainder of 2009, we expect revenues to be lower relative to 2008 in absolute dollar terms because global economic conditions continue to remain weak and uncertain.
Cost of product revenues

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Cost of product revenues	$4,237	$7,976	(46.9)%	$9,056	$15,095	(40.0)%
Percentage of total revenues	75.9%	65.9%		70.6%	66.9%
     Cost of product revenues consists primarily of: costs of direct materials; equipment depreciation; costs associated with procurement, production control, quality assurance and manufacturing engineering; fees paid to our offshore manufacturing vendor; reserves for potential excess or obsolete material; costs related to stock-based compensation; and accrued costs associated with potential warranty returns offset by the benefit of usage of materials that were previously written off.

     During the second quarter of 2009, the cost of product revenues as a percentage of revenues increased compared to the same period in 2008, primarily due to the decreased absorption of our overhead costs resulting from decreased production. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $46,000 during the second quarter of 2009 and $15,000 during the second quarter of 2008.
     During the first half of 2009, the cost of product revenues as a percentage of revenues increased compared to the same period in 2008, primarily due to the decreased absorption of our overhead costs resulting from decreased production. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $65,000 during the first half of 2009 and $34,000 during the first half of 2008.
     We continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.
Research and development expenses

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Research and development expenses	$1,306	$1,680	(22.3)%	$3,011	$2,841	6.0%
Percentage of total revenues	23.4%	13.9%		23.5%	12.6%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.
     During the second quarter of 2009, research and development costs decreased in absolute dollars compared to the second quarter of 2008. During the second quarter of 2009, a decrease of $297,000 in personnel related expenses and a decrease of $105,000 for stock-based compensation expenses were partially offset by a $62,000 increase in project related expenses.
     During the first half of 2009, research and development costs increased in absolute dollars compared to the first half of 2008. During the first half of 2009, an increase of $578,000 for project related expenses was partially offset by a decrease of $242,000 in personnel related expenses and a decrease of $131,000 for stock-based compensation expenses.
     During the remainder of 2009, we expect research and development expenses to be flat on a quarterly basis relative to research and development expenses incurred during the second quarter of 2009.
Selling, general and administrative expenses

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expenses	$1,935	$2,757	(29.8)%	$4,293	$5,536	(22.5)%
Percentage of total revenues	34.7%	22.8%		33.5%	24.6%

     Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.
     During the second quarter of 2009, selling, general and administrative expenses decreased in absolute dollars compared to the second quarter of 2008 primarily due to a $437,000 decrease in personnel-related expenses, a $246,000 decrease in stock-based compensation expenses, and a $57,000 decrease in professional fees.
     During the first half of 2009, selling, general and administrative expenses decreased in absolute dollars compared to the first half of 2008 primarily due to a $533,000 decrease in personnel-related expenses, a $381,000 decrease in stock-based compensation expenses, a $124,000 decrease in professional fees and a $75,000 decrease in travel and entertainment.
     During the remainder of 2009, we expect selling, general and administrative expenses to moderately decrease on a quarterly basis relative to selling, general and administrative expenses incurred during the second quarter of 2009.
Restructuring

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Restructuring expenses	$166	$—	—	$1,233	$—	—
     During the first quarter of 2009, we undertook certain restructuring activities to reduce expenses (“First Quarter 2009 Restructuring Plan”). We terminated the employment of 33 employees in order to reduce our cost structure. These terminations affected all areas of our operations. The components of the restructuring charge include severance, benefits, payroll taxes and other costs associated with the termination of the employees. The charge for these restructuring activities was $1.2 million and the restructuring activities are expected to be substantially completed by the end of the first quarter of 2010.
     During the second quarter of 2009, we undertook certain restructuring activities to reduce expenses (“Second Quarter 2009 Restructuring Plan”). We terminated the employment of several employees in order to reduce our cost structure. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with the termination of the employees. The charge for these restructuring activities was $258,000 and is expected to be substantially completed by the end of the first quarter of 2010.
     During the second quarter of 2009, we recorded $166,000 of restructuring expenses. A restructuring charge of $258,000 for the Second Quarter 2009 Restructuring Plan was partially offset by a $55,000 adjustment to the First Quarter 2009 Restructuring Plan and $37,000 of restructuring expense recorded in discontinued operations.
Interest and other income, net

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Interest and other income, net	$94	$294	(68.0%)	$200	$733	(72.7%)
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location and gains and losses related to foreign currency transactions.

     The decrease in interest and other income, net during both the three and six months ended June 30, 2009 was primarily the result of decreased interest earned on our investments. Interest rates have decreased significantly from the prior year, especially on the highest rated investment vehicles, leading to lower interest income.
     During the second quarter of 2009, we earned $68,000 of interest income and recognized $38,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions. During the second quarter of 2008, we earned $254,000 of interest income, recognized a gain of $37,000 from the sale of securities and recognized $38,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location, which were partially offset by banking charges and losses on foreign currency transactions.
     During the first half of 2009, we earned $154,000 of interest income and recognized $76,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions. During the first half of 2008, we earned $707,000 of interest income, recognized a gain of $45,000 from the sales of securities and recognized $77,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location, which were partially offset by banking charges and losses on foreign currency transactions.
     Our functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency are remeasured into the functional currency at the time of the transaction. Foreign currency transaction losses consist of the remeasurement gains and losses that arise from exchange rate fluctuations related to our operations in Thailand. During the second quarter of 2009, we recorded a foreign currency transaction gain of $2,000 and during the second quarter of 2008 we recorded a foreign currency transaction loss of $19,000. During the first half of 2009 and 2008, we recorded foreign currency transaction losses of $3,000 and $41,000, respectively.
Provision (benefit) for income taxes

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Provision (benefit) for income taxes	$(13)	$22	159.1%	$(21)	$22	195.5%
     During the second quarter of 2009, we recorded an income tax benefit of $13,000 due to a benefit from refundable research and development tax credits in the United States. During the six months ended June 30, 2009, we recorded an income tax benefit of $21,000 due to a benefit from refundable research and development tax credits in the United States.
Discontinued operations, net of tax

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Income (loss) from discontinued operations, net of tax	$18,597	$(712)	2,711.9%	$17,530	$(2,488)	804.6%
     On April 30, 2009, we entered into an Asset Purchase Agreement with Microsemi pursuant to which Microsemi purchased our defense and security business (“the Business”), including all of the outstanding capital stock of Endwave Defense Systems Incorporated. As consideration, Microsemi assumed certain liabilities associated exclusively with the defense and security business and paid $28 million in cash.
     We classified the results of the Business as a discontinued operation in our condensed consolidated statements of operations for all periods presented. During the second quarter of 2009, we recognized income from discontinued operations of $18.6 million net of tax expense of $41,000 related to the sale of the Business.

Liquidity and Capital Resources
     At June 30, 2009, we had $49.1 million of cash and cash equivalents, $19.5 million in short-term investments, working capital of $74.8 million and no debt outstanding. The following table sets forth selected condensed consolidated statement of cash flows data:

	Six months ended
	June 30,
	2009	2008
	(in thousands)
Net cash provided by (used in) operating activities	$(2,190)	$636
Net cash provided by (used in) investing activities	20,231	(2,990)
Net cash provided by financing activities	459	424
Cash, cash equivalents, restricted cash, short- term and long-term investments at end of period	$68,667	$44,668
     During the first half of 2009, operating activities used $2.2 million of cash as compared to the first half 2008 which provided $636,000 of cash. During the first half of 2009, our net loss, adjusted for depreciation and other non-cash items, used $3.1 million of cash as compared to the first half of 2008 which provided $1.6 million of cash. During the first half of 2009, the remaining provision of $942,000 of cash was primarily due to a $4.6 million decrease in inventory and a $123,000 increase in accounts payable which were partially offset by a $1.8 million increase in accounts receivable, an $898,000 increase in other assets, a $531,000 decrease in accrued warranty and a $527,000 decrease in accrued compensation and other current and other long-term liabilities. During the first half of 2008, the remaining use of $980,000 of cash was primarily due to a $979,000 increase in inventory, a $277,000 decrease in accrued compensation, other current liabilities and other long-term liabilities and a $167,000 increase in accounts receivable, which were partially offset by a $346,000 increase in accounts payable and a $154,000 decrease in other assets.
     During the first half of 2009, investing activities provided $20.2 million of cash as compared to the first half of 2008 which used $3.0 million of cash. The source of cash during the first half of 2009 was due to the $28.0 million proceeds from sale of our defense and security business and a $600,000 decrease to restricted cash, which were partially offset by a net increase in investments of $8.2 million and the purchase of $178,000 of property and equipment. The use of cash during the first half of 2008 was due to the $1.0 million final payment for the purchase of ALC, a net increase in investments of $688,000, the purchase of $675,000 of property and equipment and a $600,000 increase to restricted cash.
     During the first half of 2009, financing activities provided $459,000 of cash as compared to the first half of 2008, which provided $424,000 of cash. During the first half of 2009, we received $242,000 of cash from the proceeds of stock issuance and $226,000 from the exercise of stock options, which were partially offset by capital lease payments. During the first half of 2008, we received $434,000 of cash from the proceeds of stock issuance, which was partially offset by capital lease payments.
     At June 30, 2009, we had a net unrealized gain of $1,000 related to $19.5 million of investments in 10 debt securities. The investments all mature during 2009 or 2010 and we believe that we have the ability to hold these investments until the maturity date. Realized gains were $37,000 for the quarter ended June 30, 2008 and $45,000 for the first half of 2008. There were no such gains during the second quarter of 2009 or the first half of 2009. During the first half of 2009 and 2008, we recorded foreign currency transaction losses of $3,000 and $41,000, respectively.
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

     We believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. With the exception of operating leases discussed in the notes to the consolidated financial statements included in this report, we have not entered into any off-balance sheet financing arrangements and we have not established or invested in any variable interest entities. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets. The following table summarizes our future cash obligations for operating leases and capital lease, excluding interest, as of June 30, 2009:

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3-5 Years	More Than 5 Years
			(In thousands)
Contractual Obligations:
Capital lease obligations, including interest	$21	$12	$9	—	$—
Operating lease obligations	1,315	542	643	130	—

Total	$1,336	$554	$652	$130	$—

Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FSP 157-4 did not have a material impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments in financial statements for interim and annual reporting periods of publicly traded companies. FSP 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on our condensed consolidated financial statements.
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
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our condensed consolidated financial statements.

     In June 2009, the FASB issued State of Financial Accounting Standards (“SFAS”) SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168”) which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since the underlying GAAP guidance for nongovernmental entities will not change as a result of the issuance of SFAS No. 168, the adoption of the SFAS is not expected to have an impact on our financial condition or results of operations. References to codification guidance will be updated in the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes in our reported market risks since our report on market risks in our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading corresponding to that set forth above. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash primarily in investments with short maturities. As of June 30, 2009, our investments in our portfolio were classified as cash equivalents and short-term investments. The cash equivalents and short-term investments consisted primarily of United States treasury notes, United States government agency notes, United States government money market funds, and a corporate bond. Since our investments consist of cash equivalents and short-term investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.
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
     We currently pay a number of expenses related to our Thai personnel and office in Thai Bhat. During the first half of 2009, the total payments made in Thai Bhat were $395,000 and we recorded a related foreign currency transaction loss of $3,000. During the first half of 2008, the total payments made in Thai Bhat were $465,000 and we recorded a related foreign currency transaction loss of $41,000.

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
     On October 31, 2008, we filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech Advanced Microwave Technologies Inc. (“Advantech”) the parent company of Allgon Microwave Corporation AB (“Allgon”), had breached its contractual obligations with Endwave and owes us $994,500 in a note receivable, purchased inventory and authorized and accepted purchase orders resulting in shippable finished goods. We cannot predict the outcome of these proceedings. An adverse decision in these proceedings could harm our consolidated financial position and results of operations. Although we may have pending various legal actions arising in the ordinary course of business from time to time, other than the complaint against Advantech, we are not currently a party to any material litigation.
     In a related action, we have filed a creditor’s claim for $994,500 against Allgon in the composition of creditors’ proceedings now pending in a Stockholm, Sweden bankruptcy court. Although a recovery under Swedish bankruptcy law is not assured, if it occurs any recovery will be a set-off in the Montreal action against Allgon’s parent, Advantech.

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
Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future.**
     We had a net loss from continuing operations of $2.0 million for the second quarter of 2009. We also had net losses from continuing operations of $5.3 million and $2.9 million for the years ended December 31, 2008 and 2007, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
Subsequent to the divesture of our defense and security business, we depend on the mobile communication industry for substantially all of our revenues. As this industry is negatively impacted by the global economic downturn, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.**
     The current global economic downturn and credit crisis has impacted the mobile communication industry. We anticipate decreased revenues from our mobile communication related customers in 2009, and therefore we undertook certain restructuring activities to reduce expenses. If the current downturn in the mobile communication industry persists, our revenues will continue to suffer and we may be forced to take further action, including but not limited to, making provisions for excess inventory, accounts receivable and abandoned or obsolete equipment and reducing our operating expenses through additional restructuring activities. We cannot guarantee that we would be able to reduce operating expenses to a level commensurate with the lower revenues resulting from such a prolonged industry downturn.

     The mobile communication industry has undergone significant consolidation in the past few years. For example, during April 2007, Nokia and Siemens merged their mobile communication network businesses. The acquisition of one of our major customers in this market, or one of the communications service providers supplied by one of our major customers, could result in delays or cancellations of orders of our products and, accordingly, delays or reductions in our anticipated revenues and reduced profitability or increased net losses.
The current turmoil in the global economy could adversely impact our operations and financial results.**
     Over the past several months, global economic conditions continue to remain weak and uncertain. For example, credit continues to be severely restricted. This restriction in credit has materially impacted our operations and financial results and we expect it to continue to do so. Our customers often rely on credit markets to finance the build-out of their networks and systems. With the current restriction in credit markets, capital may not be available to our customers or may only be available at unfavorable terms. Without appropriate capital, our customers may have difficulty funding their on-going operations and may reduce their orders for our products. This could significantly impact our operations and financial results. Additionally, our vendors may rely on credit markets to finance their operations. With the current restriction in credit markets, capital may not be available to our vendors or may only be available at unfavorable terms. Without appropriate capital, our vendors may have difficulty funding their on-going operations and may not be able to fulfill requirements for their products. This could significantly impact our operations and financial results through a reduction in our revenues.
We depend on a small number of key customers in the mobile communication industry for a significant portion of our revenues. If we lose any of our major customers, particularly Nokia Siemens Networks, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.**
     We depend, and expect to continue to depend, on a relatively small number of mobile communication customers for a significant part of our revenues. The loss of any of our major customers, particularly Nokia Siemens Networks and its manufacturing partner, SRI Radio Systems, or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. In the first half of 2009 and in fiscal 2008, revenues from Nokia Siemens Networks and its manufacturing partner, SRI Radio Systems, accounted for 85% and 83% of our total revenues, respectively. We had no other customers individually representing more than 10% of our total revenues for these periods.
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
     In addition, we currently purchase a number of components, some from single source suppliers, including, but not limited to:
•	semiconductor devices;

•	application-specific monolithic microwave integrated circuits;

•	voltage-controlled oscillators;

•	voltage regulators;

•	unusual or low usage components;

•	surface mount components compliant with the EU’s Restriction of Hazardous Substances, or RoHS, Directive;

•	high-frequency circuit boards; and

•	custom connectors.
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
We rely heavily on a Thailand facility of HANA Microelectronics Co., Ltd., a contract manufacturer, to produce our RF modules. If HANA is unable to produce these modules in sufficient quantities or with adequate quality, or it chooses to terminate our manufacturing arrangement, we will be forced to find an alternative manufacturer and may not be able to fulfill our production commitments to our customers, which could cause sales to be delayed or lost and could harm our reputation.**
     We outsource the assembly and testing of most of our communication related products to a Thailand facility of HANA Microelectronics Co., Ltd., or HANA, a contract manufacturer. We plan to continue this arrangement as a key element of our operating strategy. If HANA does not provide us with high quality products and services in a timely manner, terminates its relationship with us, or is unable to produce our products due to financial difficulties or political instability we may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of our products could be delayed or lost and our reputation could be harmed. Our latest manufacturing agreement with HANA expires in October 2009, but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. No such notification has been sent to or received from HANA. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.
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
Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of June 30, 2009, we had 41 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2009 and 2027. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
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
Risks Relating to Our Industry
Our failure to compete effectively could reduce our revenues and margins.**
     Among merchant suppliers in the mobile communication market who provide integrated transceivers to radio OEMs, we primarily compete with Compel Electronics Inc., Filtronic plc, and Microelectronics Technology Inc. Additionally, there are mobile communication OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their high-frequency RF transceiver modules, rather than using merchant suppliers like us. We believe that over one-half of the high-frequency RF transceiver modules manufactured today are being produced by these captive resources. To the extent that mobile communication OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to gain a customer and the potential related sales. Further, if a mobile communication OEM were to sell its captive operation to a competitor, we would lose the opportunity to acquire those potential sales.
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
Risks Relating to Ownership of Our Stock
The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.**
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. In the first half of 2009, the lowest daily sales price for our common stock was $1.36 and the highest daily sales price for our common stock was $3.08. In 2008, the lowest daily sales price for our common stock was $1.93 and the highest daily sales price for our common stock was $7.69. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
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

We have a few shareholders that each own a large percentage of our outstanding capital stock and, as a result of their significant ownership, are able to significantly affect the outcome of matters requiring stockholder approval.**
     Oak Technology Partners XI, Limited Partnership, or Oak, owns 300,000 shares of our Series B preferred stock that are convertible into 3,000,000 shares of our common stock. Assuming the conversion of Oak’s preferred shares into common stock, as of May 15, 2009, Oak beneficially owned 24.1% of our capital stock. In addition, two other shareholders each beneficially owned more than 10% of our capital stock on May 15, 2009.
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
     We are subject to certain Delaware anti-takeover laws by virtue of our status as a Delaware corporation. These laws prevent us from engaging in a merger or sale of more than 10% of our assets with any stockholder, including all affiliates and associates of any stockholder, who owns 15% or more of our outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of our voting stock, unless our board of directors approved the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock of the corporation, or the business combination is approved by our board of directors and authorized by at least 66 2/3% of our outstanding voting stock not owned by the interested stockholder. A corporation may opt out of the Delaware anti-takeover laws in its charter documents; however we have not chosen to do so. Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control of management, including a staggered board of directors, the elimination of the ability of our stockholders to act by written consent, discretionary authority given to our board of directors as to the issuance of preferred stock, and indemnification rights for our directors and executive officers. Additionally, we have adopted a Stockholder Rights Plan, providing for the distribution of one preferred share purchase right for each outstanding share of common stock that may lead to the delay or prevention of a change in control that is not approved by our board of directors. We have an Executive Officer Severance and Retention Plan and a Key Employee Severance and Retention Plan that provide for severance payments and the acceleration of vesting of a percentage of certain stock options granted to our executive officers and certain senior, non-executive employees under specified conditions.
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

Item 6.	Exhibits.

Number	Description
2.1(1)	Stock Purchase Agreement among the Registrant and the stockholders and option holders of ALC Microwave, Inc. dated April 19, 2007.

2.2	Asset Purchase Agreement among the Registrant, Microsemi Corporation and SHR Corporation dated April 30, 2009.

2.3	Indemnification Agreement between the Registrant and Microsemi Corporation dated April 30, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(4)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.4(5)	Certificate of Designation for Series B Preferred Stock.

3.5(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.

3.6(7)	Amended and Restated Bylaws.

4.1(2)	Form of Specimen Common Stock Certificate.

4.2(4)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.

4.3(4)	Form of Rights Certificate

4.4(5)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.

4.5(5)	Warrant issued to Oak Investment Partners XI, Limited Partnership.

4.6(8)	Amendment No. 1 to Rights Agreement, dated as of December 21, 2007, between the Registrant and ComputerShare Trust Company, Inc.

10.1(2)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(2)*	1992 Stock Option Plan.

10.3(2)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(2)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(9)*	2007 Equity Incentive Plan.

10.6(10)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.

10.7(10)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.

10.8(2)*	2000 Employee Stock Purchase Plan.

10.9(2)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.10(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.11(2)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.12(12)*	Description of Compensation Payable to Non-Employee Directors.

10.13(13)*	2009 Base Salaries for Named Executive Officers.

10.14*	Executive Officer Severance and Retention Plan.

10.15(2)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.16(14)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.

10.17(14)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.

10.18(15)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

10.19(16)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.

10.20(17)	Lease Agreement by and between 8812, a California limited partnership, and the Registrant dated May 20, 2008.

10.21(17)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

Number	Description
10.22(13)†	First Amendment, dated as of December 1, 2008, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

10.23(13)†	Amendment, dated as of February 13, 2009, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 28, 2007 and incorporated herein by reference.

(9)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-144851) and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter year ended March 31, 2009 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-144054) and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2008 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION
Date: August 14, 2009	By:	/s/ Edward A. Keible, Jr.
Edward A. Keible, Jr.
Vice Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Curt P. Sacks
Curt P. Sacks
Chief Financial Officer and Senior Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)

Index to Exhibits

Number	Description
2.2	Asset Purchase Agreement among the Registrant, Microsemi Corporation and SHR Corporation dated April 30, 2009.

2.3	Indemnification Agreement between the Registrant and Microsemi Corporation dated April 30, 2009.

10.14	Executive Officer Severance and Retention Plan.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.