Form 10-Q
period 2009-09-30
ENDWAVE CORP
filed 2009-11-13
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     The number of shares of the registrant’s Common Stock outstanding as of October 30, 2009 was 9,646,596 shares. The number of shares of the registrant’s Preferred Stock outstanding as of October 30, 2009 was 300,000 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September,	December 31,
	2009	2008
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$46,507	$33,998
Short-term investments	21,731	11,350
Accounts receivable, net	2,069	4,762
Inventories	6,155	14,454
Other current assets	1,025	738

Total current assets	77,487	65,302
Property and equipment, net	1,891	4,220
Other assets, net	190	218
Restricted cash	—	600

	$79,568	$70,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,589	$2,263
Accrued warranty	1,162	2,439
Accrued compensation	712	2,811
Other current liabilities	718	713

Total current liabilities	4,181	8,226
Other long-term liabilities	111	73

Total liabilities	4,292	8,299

Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 300,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	43,092	43,092
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,646,596 and 9,345,442 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	10	9
Additional paid-in capital, common stock	309,647	306,763
Accumulated other comprehensive income	5	42
Accumulated deficit	(277,478)	(287,865)

Total stockholders’ equity	75,276	62,041

	$79,568	$70,340

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2008.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Product revenues	$3,126	$10,871	$15,948	$33,364
Development fees	—	—	—	60

Total revenues	3,126	10,871	15,948	33,424

Costs and expenses:
Cost of product revenues*	2,369	7,005	11,425	22,100
Research and development*	1,452	1,736	4,463	4,577
Selling, general and administrative*	1,968	2,595	6,261	8,131
Restructuring	(21)	—	1,212	—

Total costs and expenses	5,768	11,336	23,361	34,808

Loss from continuing operations	(2,642)	(465)	(7,413)	(1,384)
Interest and other income (expense), net	(3)	292	197	1,025

Loss from continuing operations before provision (benefit) for income taxes	(2,645)	(173)	(7,216)	(359)
Provision (benefit) for income taxes	(11)	—	(32)	22

Loss from continuing operations	(2,634)	(173)	(7,184)	(381)
Income (loss) from discontinued operations, net of tax* (Note 10)	41	(826)	17,571	(3,314)

Net income (loss)	$(2,593)	$(999)	$10,387	$(3,695)

Basic and diluted net loss per share from continuing operations	$(0.27)	$(0.02)	$(0.76)	$(0.04)
Basic and diluted net income (loss) per share from discontinued operations	$(0.00)	$(0.09)	$1.86	$(0.36)
Basic and diluted net income (loss) per share	$(0.27)	$(0.11)	$1.10	$(0.40)

Shares used in computing basic and diluted net loss per share	9,625,583	9,216,760	9,477,516	9,182,041

*	Includes the following amounts related to stock-based compensation:

Cost of product revenues	$80	$104	$190	$290
Research and development	186	151	374	470
Selling, general and administrative	673	517	1,389	1,613
Income (loss) from discontinued operations, net of tax	—	233	355	717
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended
	September 30,
	2009	2008
Operating activities:
Net income (loss)	$10,387	$(3,695)
Income (loss) from discontinued operations	17,571	(3,314)

Loss from continuing operations, net of tax	(7,184)	(381)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation	576	427
Stock compensation expense	1,953	2,373
Amortization of investments, net	198	(25)
Loss on sale of fixed assets	—	3
Gain on sale of investments	—	(45)
Changes in operating assets and liabilities:
Accounts receivable, net	478	961
Inventories	3,448	(2,076)
Other assets	(1,015)	(428)
Accounts payable	528	568
Accrued warranty	(631)	(243)
Accrued compensation, other current liabilities and other long-term liabilities	(831)	83

Net cash (used in) provided by continuing operating activities	(2,480)	1,217

Investing activities:
Proceeds from sale of discontinued operations	28,000	—
Purchase of ALC Microwave, Inc., net of cash acquired	—	(1,027)
Change in restricted cash	600	(600)
Purchases of property and equipment	(289)	(1,026)
Proceeds on sale of property	—	1
Proceeds on sales and maturities of investments	19,715	11,102
Purchases of investments	(30,331)	(16,058)

Net cash provided by (used in) continuing investing activities	17,695	(7,608)

Financing activities:
Payments on capital leases	(13)	(17)
Proceeds from common stock issuance	242	434
Proceeds from exercises of stock options, net of issuance costs	331	2

Net cash provided by financing activities	560	419

Effects of foreign exchange rate changes on cash and cash equivalents	—	12
Cash flows from discontinued operations:
Operating activities	(2,472)	(3,346)
Investing activities	(794)	(601)
Financing activities	—	—

Net cash used in discontinued operations	(3,266)	(3,947)

Net change in cash and cash equivalents	12,509	(9,907)
Cash and cash equivalents at beginning of period	33,998	38,992

Cash and cash equivalents at end of period	$46,507	$29,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     1. Business and Basis of Presentation
     Endwave Corporation (“Endwave” or the “Company”), designs, manufactures and markets radio frequency (“RF”) components and subassemblies that enable the transmission, reception and processing of high-frequency signals in mobile communications networks.
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
     2. Restricted Cash
     At December 31, 2008, the Company had a restricted cash balance of $600,000, which represented a certificate of deposit held by a financial institution as collateral for a letter of credit in connection with the Company’s building lease in Folsom, California.
     During the second quarter of 2009, the restricted cash was released as Microsemi assumed the Company’s building lease in Folsom, California as a result of the sale of the Company’s defense and security business to Microsemi on April 30, 2009. See additional discussion at Note 10, Discontinued Operations.
     3. Investments
     The following fair value amounts have been determined using available market information.

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
Commercial paper	$797	$—	$—	$797
United States government agency	19,176	7	—	19,183
Corporate securities	1,753	2	(4)	1,751

Total	$21,726	$9	$(4)	$21,731

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
Commercial paper	$1,791	$2	$(3)	$1,790
United States government agency	6,690	35	—	6,725
Corporate securities	2,827	10	(2)	2,835

Total	$11,308	$47	$(5)	$11,350

     At September 30, 2009, the Company had $21.7 million of short-term investments with maturities of less than one year and no long term investments.
     At September 30, 2009, the Company had unrealized gains of $9,000 related to $17.1 million of investments in debt securities and unrealized losses of $4,000 related to $4.6 million of investments in debt securities. The securities were in an unrealized loss position for a period of less than one year. The investments mature through 2010 and the Company believes that it has the ability to hold these investments until the maturity date. Realized gains and losses were insignificant for the three and nine month period ended September 30, 2009. There were no realized gains for the three month period ended September 30, 2008. Realized gains were $45,000 for the nine month period ended September 30, 2008.
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
Fair Value Measurements
     The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

		Quoted Prices in	Significant Other
		Active Markets of	Observable
	Balance as of	Identical Assets	Inputs
	September 30, 2009	(Level 1)	(Level 2)
Assets:
Cash equivalents:
Money market funds	$43,602	$43,602	$—
Short-term investments:
Commercial paper	797	—	797
United States government agencies	19,183	—	19,183
Corporate securities	1,751	—	1,751

Total	$65,333	$43,602	$21,731

Liabilities:	$—	$—	$—
     The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of September 30, 2009, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

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
     4. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$4,785	$8,452
Work in process	21	1,574
Finished goods	1,349	4,428

	$6,155	$14,454

     Stock-based compensation included in inventories was not material at September 30, 2009 and December 31, 2008.
     5. Note Receivable
     During the third quarter of 2008, the Company set up a note receivable with one of its customers, Allgon Microwave Corporation AB (“Allgon”) who failed to meet the terms of its accounts receivable. The note was in the amount of $545,000, with payments of $25,000 due on a weekly basis. The note was to be paid in full by the end of the first quarter of 2009.
     During the third and fourth quarters of 2008, Allgon made the first five payments under the note. However, during the fourth quarter of 2008, Allgon went in default on the note and filed for bankruptcy protection under Swedish composition rules. At the time of default, the note receivable balance was $420,000. Based on Allgon’s bankruptcy filing and current estimates of payments to Allgon’s creditors, the Company has reserved 75%, or $315,000, of the remaining balance of the note receivable. At September 30, 2009 and December 31, 2008, the net amount of $105,000 is included in other current assets on the consolidated balance sheet.
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

     Changes in the Company’s product warranty liability during the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Balance at January 1	$2,439	$2,712
Warranties accrued	641	543
Warranties settled or reversed	(1,190)	(583)
Warranties transferred due to sale of the business	(728)	—

Balance at September 30	$1,162	$2,672

     7. Restructuring
     During the first quarter of 2009, the Company undertook certain restructuring activities to reduce expenses (“First Quarter 2009 Restructuring Plan”). The Company terminated the employment of 33 employees in order to reduce the Company’s cost structure. These terminations affected all areas of the Company’s operations. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with the termination of the employees. The net charge for these restructuring activities was $1.2 million and is expected to be substantially completed by the end of the first quarter of 2010. Of this amount, approximately $181,000 has been included in the discontinued operations line item on the condensed consolidated statement of operations.
     During the second quarter of 2009, the Company undertook certain restructuring activities to reduce expenses (“Second Quarter 2009 Restructuring Plan”). The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with the termination of the employees. The net charge for these restructuring activities was $243,000 and is expected to be substantially completed by the end of the first quarter of 2010. Of this amount, approximately $38,000 has been included in the discontinued operations line item on the condensed consolidated statement of operations.

Restructuring
(in thousands)
First Quarter 2009 Restructuring Plan charge	$1,249
Second Quarter 2009 Restructuring Plan charge	258
Cash payments	(1,351)
First Quarter 2009 Restructuring Plan adjustment	(61)
Second Quarter 2009 Restructuring Plan adjustment	(15)

Accrual at September 30, 2009	$80

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

     9. Stockholder’s Equity
     Common Stock
     The Company had 50,000,000 shares of common stock authorized as of September 30, 2009 and December 31, 2008. The Company had 9,646,596 and 9,345,442 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.
     Preferred Stock and Warrant Purchase Agreement
     The Company had 5,000,000 shares of convertible preferred stock authorized as of September 30, 2009 and December 31, 2008.
     In April 2006, the Company entered into a purchase agreement with Oak Investment Partners XI, Limited Partnership (“Oak”). Pursuant to the purchase agreement, Oak purchased 300,000 shares of the Company’s Series B preferred stock, par value $0.001 per share, for $150 per preferred share. The preferred shares are convertible initially into 3,000,000 shares of common stock, for an effective purchase price of $15 per common share equivalent. The Company also issued Oak a warrant granting Oak the right to purchase an additional 90,000 shares of Series B preferred stock at an exercise price of $150 per share. The warrant expired on April 24, 2009.
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
     Stock Option Exchange
     On August 11, 2009 the Company filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission. The tender offer related to an offer by the Company to certain optionholders to exchange some or all of their outstanding stock option grants to purchase shares of the Company’s common stock granted under the Company’s 2007 Equity Incentive Plan with an exercise price per share greater than or equal to $5.00 for new option grants at an exchange ratio of three old options for one new option. The exchange offer was made to employees and directors of the Company who, as of the date the exchange offer commenced, were actively employed and held 1,570,938 eligible options. The exchange offer expired on September 9, 2009. 1,559,113 options participated in the exchange offer and were exchanged for 519,624 new options. The new options have a two-year vesting period, except for 67,143 director’s shares which primarily have a one-year vesting period. All new options have an exercise price of $2.53 per share which is the closing price of the Company’s common stock on September 10, 2009.
     The exchange of original options for new options was treated as a modification of the original options. As such, the Company will continue to incur compensation cost for the incremental difference between the fair value of the new options and the fair value of the original options immediately before modification, reflecting the current facts and circumstances on the modification date, over the expected term of the new options. Since the incremental difference between the fair value of the new options and the fair value of the original options immediately before modification was immaterial, the value of the options of $661,000 is primarily due to the carry-forward value of the old options into the new options.
     Stock Based Compensation
     Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.
     The effect of recording stock-based compensation for the three months ended September 30, 2009 and 2008 was as follows (in thousands, except per share data):

	Three months ended September 30,
	2009	2008
Stock-based compensation expense by type of award:
Employee stock options	$847	$859
Employee stock purchase plan	109	133
Amounts capitalized into inventory during the three month period	(17)	(6)
Amounts previously capitalized into inventory and expensed	—	19

Total stock-based compensation	939	1,005
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$939	$1,005

Impact on net income (loss) per share — basic and diluted	$(0.10)	$(0.11)

     The effect of recording stock-based compensation for the nine months ended September 30, 2009 and 2008 was as follows (in thousands, except per share data):

	Nine months ended September 30,
	2009	2008
Stock-based compensation expense by type of award:
Employee stock options	$1,998	$2,657
Employee stock purchase plan	314	426
Amounts capitalized into inventory during the nine month period	(29)	(47)
Amounts previously capitalized into inventory and expensed	25	54

Total stock-based compensation	2,308	3,090
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$2,308	$3,090

Impact on net income (loss) per share — basic and diluted	$(0.24)	$(0.34)

     During the three months ended September 30, 2009, the Company granted options to purchase 562,624 shares of common stock, including 519,624 options granted as part of an option exchange program. The 519,624 options granted as part of the exchange program had an estimated total grant-date fair value of $661,000 or $1.27 per option. The remaining 43,000 options had an estimated total grant-date fair value of $58,000 or $1.35 per option. The total estimated grant-date fair value of all 562,624 options granted was $719,000. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $128,000.

     During the nine months ended September 30, 2009, the Company granted options to purchase 1,082,624 shares of common stock, including 519,624 options granted as part of an option exchange program. The remaining 563,000 options had an estimated total grant-date fair value of $596,000 or $1.06 per option. The total estimated grant-date fair value of all 1,082,624 options granted was $1.3 million. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was a total of $274,000.
     During the three months ended September 30, 2008, the Company granted options to purchase 27,200 shares of common stock, with an estimated total grant-date fair value of $87,000. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $25,000.
     During the nine months ended September 30, 2008, the Company granted options to purchase 987,221 shares of common stock, including 327,921 options granted as part of an option exchange program. The 327,921 options granted as part of the exchange offer had an estimated total grant-date fair value of $607,000 or $1.85 per option. The remaining 659,300 options had an estimated total grant-date fair value of $2.2 million or $3.28 per option. The total estimated grant-date fair value of all 987,221 options granted was $2.8 million. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was a total of $790,000.
     During the three months ended June 30, 2009, the Company fully accelerated the vesting of 165,600 options in connection with the closing of the Microsemi transaction and certain restructuring activities. The Company recorded additional stock-based compensation expense of $66,000 relating to the incremental value of the fully vested modified awards.
     As of September 30, 2009, the unrecorded stock-based compensation balance related to all stock options was $802,000, net of estimated forfeitures, and will be recognized over an estimated weighted-average service period of 1.3 years. As of September 30, 2009, the unrecorded stock-based compensation balance related to the employee stock purchase plan was $230,000, net of estimated forfeitures, and will be recognized over an estimate weighted-average service period of 0.5 years.
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Risk-free interest rate	1.62% - 2.53%	2.65% - 3.39%	1.44% - 2.53%	1.93% - 3.39%
Expected life of options	3.7 years	3.5 years	4.1 years	3.5 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	70%	70%	70%	70%
     The fair value of purchase rights under the employee stock purchase plan is determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Nine months ended
	September 30,
	2009	2008
Risk-free interest rate	0.35% - 0.93%	2.05% - 4.74%
Expected life of options	1.2 years	1.2 years
Expected dividends	0.0%	0.0%
Volatility	51%	51%
     There were no enrollments or shares issued under the employee stock purchase plan for the three months ended September 30, 2009 and 2008.
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
     During the three months ended September 30, 2008, zero options were exercised. The total intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $36,000 and zero, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $145,000 and $6,000, respectively.
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
     The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2008	3,008,917	$9.23
Options granted	1,082,624	2.21
Options exercised	(198,079)	1.67
Options cancelled	(2,859,295)	9.60

Outstanding at September 30, 2009	1,034,167	$2.32	8.93	$743

Options vested and exercisable and expected to be exercisable at September 30, 2009	878,380	$2.33	8.79	$629
Options vested and exercisable at September 30, 2009	169,469	$2.24	4.83	$171
     At September 30, 2009, the Company had 4,397,499 options available for grant under its equity incentive plans.
     The options outstanding and options vested and exercisable at September 30, 2009 were in the following exercise price ranges:

				Options Vested and Exercisable
Options Outstanding at September 30, 2009				At September 30, 2009
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$ 0.76 - $ 1.21	12,396	$1.13	3.25	12,396	$1.13
$ 1.81 - $ 1.81	339,587	$1.81	8.30	77,248	$1.81
$ 1.93 - $ 2.40	92,657	$2.15	6.52	49,657	$1.93
$ 2.53 - $ 2.53	519,624	$2.53	9.94	0	$0.00
$ 2.55 - $ 6.10	59,854	$2.82	8.88	24,079	$3.08
$ 6.59 - $ 6.59	4,462	$6.59	8.14	1,740	$6.59
$ 9.90 - $ 9.90	4,350	$9.90	6.29	3,225	$9.90
$10.20 - $10.20	875	$10.20	4.83	875	$10.20
$13.23 - $13.23	300	$13.23	7.36	187	$13.23
$16.00 - $16.00	62	$16.00	0.35	62	$16.00

	1,034,167	$2.32	8.93	169,469	$2.24

Employee Stock Purchase Plan
     In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. The compensation cost in connection with the purchase plan for the three months ended September 30, 2009 and 2008 was $109,000 and $133,000. The compensation cost in connection with the purchase plan for the nine months ended September 30, 2009 and 2008 was $314,000 and $426,000. There were no shares issued under the purchase plan during the three months ended September 30, 2009 and 2008. At September 30, 2009, there were 257,294 shares available for purchase under the purchase plan.
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
     Concurrently with the closing of the acquisition, the Company entered into a transition services agreement and an employee transition services agreement with Microsemi pursuant to which the Company agreed to provide to Microsemi for a limited period of time certain transitional services, including accounting, human resources, information technology and product supply services.
     The Company classified the results of the Business as a discontinued operation in the Company’s condensed consolidated statements of operations for all periods presented. During the second quarter of 2009, the Company recognized income from discontinued operations of $18.6 million net of tax expense of $41,000 related to the sale of the Business. Based on updated forecasts, in the third quarter of 2009, the Company calculated a tax liability of $0 for the full year 2009. As such, during the third quarter of 2009, the Company reversed the prior income tax accrual of $41,000 related to the sale.
     The results of operations for the Business classified as discontinued operations are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue of discontinued operations	$—	$6,108	$5,313	$15,015

Loss from discontinued operations	—	(826)	(2,028)	(3,314)
Gain on sale of discontinued operation, net of tax	41	—	19,599	—

Net income (loss) from discontinued operations, net of tax	$41	$(826)	$17,571	$(3,314)

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
     As of September 30, 2009 and 2008, 300,000 preferred shares were outstanding, which were convertible into 3,000,000 shares of common stock. Additionally, as of September 30, 2008, the Company had an outstanding warrant that granted the holder the right to purchase 90,000 shares of preferred stock, which were convertible into 900,000 shares of common stock. The warrant expired on April 24, 2009.
     As the Company incurred net losses from continuing operations for all periods presented, shares associated with common stock issuable upon the conversion of the preferred shares or the exercise of the outstanding warrant were not included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. Potential dilutive common shares of 1,034,167 as of September 30, 2009 and 2,978,368 as of September 30, 2008 from the assumed exercise of stock options were not included in the net income (loss) per share calculations as their inclusion would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for all periods presented.
     12. Comprehensive Income (Loss)
     Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its available-for-sale securities and gains and losses resulting from foreign currency translation adjustments represent the only components of comprehensive income (loss) excluded from the reported net income (loss).
     The components of comprehensive income (loss) were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(2,593)	$(999)	$10,387	$(3,695)
Foreign currency translation adjustments	—	—	—	12
Change in unrealized gain (loss) on investments	4	(10)	(37)	(15)

Total comprehensive income (loss)	$(2,589)	$(1,009)	$10,350	$(3,698)

     13. Segment Disclosures
     The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s total revenues by billing location for the three and nine month periods ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended September 30,
	2009		2008
United States	$168	5.4%	$260	2.4%
Finland	106	3.4%	9,434	86.8%
Germany	1,205	38.5%	—	—
Slovakia	1,081	34.6%	843	7.7%
Hungary	448	14.3%	277	2.6%
Rest of the world	118	3.8%	57	0.5%

Total	$3,126	100.0%	$10,871	100.0%

	Nine months ended September 30,
	2009		2008
United States	$213	1.3%	$687	2.1%
Finland	9,997	62.7%	27,652	82.7%
Germany	2,181	13.7%	—	—
Slovakia	2,178	13.7%	2,499	7.5%
Hungary	1,157	7.3%	760	2.3%
Rest of the world	222	1.3%	1,826	5.4%

Total	$15,948	100.0%	$33,424	100.0%

     For the three months ended September 30, 2009, Nokia Siemens Networks and its manufacturing partner, SRI Radio Systems, Nera and Flextronics accounted for 42%, 35% and 14%, respectively, of the Company’s total revenues. For the three months ended September 30, 2008, Nokia Siemens Networks accounted for 87% of the Company’s total revenues.
     For the nine months ended September 30, 2009, Nokia Siemens Networks and its manufacturing partner, SRI Radio Systems, and Nera accounted for 76% and 14%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2008, Nokia Siemens Networks accounted for 85% of the Company’s total revenues.
     For the periods presented, no other customer accounted for more than 10% of the Company’s total revenues.
     14. Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued a Staff Position (“FSP”) which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 and it did not have a material impact on the Company’s condensed consolidated financial statements.
     In April 2009, the FASB issued a FSP which requires disclosures about fair value of financial instruments in financial statements for interim and annual reporting periods of publicly traded companies. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 and it did not have a material impact on the Company’s condensed consolidated financial statements.
     In April 2009, the FASB issued a FSP to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact, if any, will depend on the nature and terms of business combinations the Company consummates after the effective date.
     In April 2009, the FASB issued FSPs which amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSPs do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the FSPs did not have a material impact on the Company’s condensed consolidated financial statements.

     In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”) which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since the underlying GAAP guidance for nongovernmental entities will not change as a result of the issuance of SFAS No. 168, the adoption of SFAS No. 168 did not have a material impact on the Company’s condensed consolidated financial statements. References to codification guidance have been updated in the Quarterly Report on Form 10-Q for the quarter-ended September 30, 2009.
     15. Subsequent Events
     The Company has performed an evaluation of subsequent events through November 13, 2009, which is the date the financial statements were issued.

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
     On September 28, 2009, we announced the launch of our RF semiconductor business in which we provide a product line of microwave and millimeter wave integrated circuits for use in microwave radios and other high frequency systems. The product line consists of a wide variety of circuit types including amplifiers, voltage controlled oscillators, up and down converters, variable gain amplifiers, voltage variable attenuators, fixed attenuators and filters.
     The funding of the installation and enhancement of mobile communication networks integrating our products, often rely on the availability of credit. Over the past year, global economic conditions have continued to be weak and credit has continued to be severely restricted. This continued restriction in credit has materially impacted our customers and vendors and has had a negative effect on our business. We expect the restriction in credit will continue to impact our customers and vendors for the foreseeable future. Without appropriate capital, our customers may have difficulty funding their on-going operations and may reduce their orders for our products. This could significantly impact our operations and financial results.
Results of Operations
Three and nine months ended September 30, 2009 and 2008

     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of product revenues	75.8	64.4	71.6	66.1
Research and development	46.5	16.0	28.0	13.7
Selling, general and administrative	63.0	23.9	39.3	24.3
Restructuring	(0.7)	—	7.6	—

Total costs and expenses	184.5	104.3	146.5	104.1

Loss from continuing operations	(84.5)	(4.3)	(46.5)	(4.1)
Interest and other income (expense), net	(0.1)	2.7	1.2	3.1

Loss from continuing operations before provision (benefit) for income taxes	(84.6)	(1.6)	(45.3)	(1.1)
Provision (benefit) for income taxes	(0.3)	—	(0.2)	0.1

Loss from continuing operations	(84.3)	(1.6)	(45.1)	(1.1)
Income (loss) from discontinued operations, net of tax	1.3	(7.6)	110.2	(9.9)

Net income (loss)	(83.0)%	(9.2)%	65.1%	(11.0)%

Total revenues

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Total revenues	$3,126	$10,871	(71.2)%	$15,948	$33,424	(52.3)%
Product revenues	$3,126	$10,871	(71.2)%	$15,948	$33,364	(52.2)%
Development fees	$—	$—	—	$—	$60	(100.0)%
     Total revenues consist of product revenues and development fees. Product revenues are attributable to sales of our communication products. Development fees are attributable to the development of product prototypes and custom products pursuant to development agreements that provide for payment of a portion of our research and development or other expenses. We do not expect development fees to represent a significant percentage of our total revenues for the foreseeable future.
     During the three months ended September 30, 2009, total revenues decreased by $7.7 million, or 71%, compared to the same period in 2008. During the nine months ended September 30, 2009, total revenues decreased by $17.5 million, or 52%, compared to the same period in 2008. The demand for our products has declined relative to prior periods as the mobile communication industry has been impacted by the current global economic downturn and credit crisis.
     During the remainder of 2009, we expect revenues to be lower relative to 2008 in absolute dollar terms because global economic conditions continue to remain weak and uncertain.
Cost of product revenues

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Cost of product revenues	$2,369	$7,005	(66.2)%	$11,425	$22,100	(48.3)%
Percentage of total revenues	75.8%	64.4%		71.6%	66.1%
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
     During the third quarter of 2009, the cost of product revenues as a percentage of revenues increased compared to the same period in 2008, primarily due to the decreased absorption of our overhead costs resulting from decreased production. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $32,000 during the third quarter of 2009 and $15,000 during the third quarter of 2008.
     During the first nine months of 2009, the cost of product revenues as a percentage of revenues increased compared to the same period in 2008, primarily due to the decreased absorption of our overhead costs resulting from decreased production. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $97,000 during the first nine months of 2009 and $49,000 during the first nine months of 2008.
     We continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.
Research and development expenses

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Research and development expenses	$1,452	$1,736	(16.4)%	$4,463	$4,577	(2.5)%
Percentage of total revenues	46.5%	16.0%		28.0%	13.7%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.
     During the third quarter of 2009, research and development costs decreased in absolute dollars compared to the third quarter of 2008. During the third quarter of 2009, a decrease of $257,000 in personnel related expenses and a decrease of $144,000 in project related expenses were partially offset by a $35,000 increase in stock-based compensation.
     During the first nine months of 2009, research and development costs decreased in absolute dollars compared to the first nine months of 2008. During the first nine months of 2009, a decrease of $499,000 in personnel related expenses and a decrease of $96,000 for stock-based compensation expenses were partially offset by an increase of $434,000 for project related expenses.
     During the remainder of 2009, we expect research and development expenses to remain flat on a quarterly basis relative to research and development expenses incurred during the third quarter of 2009.
Selling, general and administrative expenses

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Selling, general and administrative expenses	$1,968	$2,595	(24.2)%	$6,261	$8,131	(23.0)%
Percentage of total revenues	63.0%	23.9%		39.3%	24.3%
     Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.
     During the third quarter of 2009, selling, general and administrative expenses decreased in absolute dollars compared to the third quarter of 2008 primarily due to a $335,000 decrease in personnel-related expenses, a

$212,000 decrease in professional fees and a $43,000 decrease in travel which were partially offset by a $156,000 increase in stock-based compensation.
     During the first nine months of 2009, selling, general and administrative expenses decreased in absolute dollars compared to the first nine months of 2008 primarily due to an $868,000 decrease in personnel-related expenses, a $336,000 decrease in professional fees, a $225,000 decrease in stock-based compensation expenses and an $118,000 decrease in travel.
     During the remainder of 2009, we expect selling, general and administrative expenses to decrease moderately on a quarterly basis relative to selling, general and administrative expenses incurred during the third quarter of 2009.
Restructuring

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Restructuring expenses	$(21)	$—	(100.0%)	$1,212	$—	100.0%
     During the first quarter of 2009, we undertook certain restructuring activities to reduce expenses (“First Quarter 2009 Restructuring Plan”). We terminated the employment of 33 employees in order to reduce our cost structure. These terminations affected all areas of our operations. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with the termination of the employees. The net charge for these restructuring activities was $1.2 million and the restructuring activities are expected to be substantially completed by the end of the first quarter of 2010.
     During the second quarter of 2009, we undertook certain restructuring activities to reduce expenses (“Second Quarter 2009 Restructuring Plan”). We terminated the employment of three employees in order to reduce our cost structure. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with the termination of the employees. The net charge for these restructuring activities was $243,000 and is expected to be substantially completed by the end of the first quarter of 2010.
     During the third quarter of 2009, we recorded an adjustment of $6,000 to the First Quarter 2009 Restructuring Plan and an adjustment of $15,000 to the Second Quarter 2009 Restructuring Plan.
     At December 31, 2008, we had 228 employees. At September 30, 2009, we had 60 employees. The decrease in employees was due to the restructuring mentioned above and the sale of our defense and security business to Microsemi.
Interest and other income, net

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Interest and other income (expense), net	$(3)	$292	(101.0%)	$197	$1,025	(80.8%)
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location which ended in June 2009 and gains and losses related to foreign currency transactions.
     The decrease in interest and other income, net during both the three and nine months ended September 30, 2009 was primarily the result of decreased interest earned on our investments. Interest rates have decreased significantly from the prior year, especially on the highest rated investment vehicles, leading to lower interest income.

     During the third quarter of 2009, we earned $21,000 of interest income which was offset by banking charges and losses on foreign currency transactions. During the third quarter of 2008, we earned $268,000 of interest income, and recognized $38,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions.
     During the first nine months of 2009, we earned $175,000 of interest income and recognized $76,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions. During the first nine months of 2008, we earned $974,000 of interest income, recognized a gain of $45,000 from the sales of securities and recognized $115,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions.
     Our functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency are remeasured into the functional currency at the time of the transaction. Foreign currency transaction losses consist of the remeasurement gains and losses that arise from exchange rate fluctuations related to our operations in Thailand. During the third quarter of 2009, we recorded a foreign currency transaction loss of $12,000 and during the third quarter of 2008 we recorded a foreign currency transaction loss of $3,000. During the first nine months of 2009 and 2008, we recorded foreign currency transaction losses of $15,000 and $43,000, respectively.
Provision (benefit) for income taxes

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Provision (benefit) for income taxes	$(11)	$—	(100.0%)	$(32)	$22	(245.5)%
     During the third quarter of 2009, we recorded an income tax benefit of $11,000 due to a benefit from refundable research and development tax credits in the United States. During the nine months ended September 30, 2009, we recorded an income tax benefit of $32,000 due to a benefit from refundable research and development tax credits in the United States.
Discontinued operations, net of tax

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Income (loss) from discontinued operations, net of tax	$41	$(826)	(105.0)%	$17,571	$(3,314)	(630.2)%
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
     We classified the results of the Business as a discontinued operation in our condensed consolidated statements of operations for all periods presented. During the second quarter of 2009, we recognized income from discontinued operations of $18.6 million net of tax expense of $41,000 related to the sale of the Business. Based on updated forecasts, in the third quarter of 2009, we calculated a tax liability of $0 for the full year of 2009. As such, during the third quarter of 2009, we reversed the prior income tax accrual of $41,000 related to the sale.

Liquidity and Capital Resources
     At September 30, 2009, we had $46.5 million of cash and cash equivalents, $21.7 million in short-term investments, working capital of $73.3 million and no debt outstanding. The following table sets forth selected condensed consolidated statement of cash flows data:

	Nine months ended
	September 30,
	2009	2008
	(in thousands)
Net cash provided by (used in) operating activities	$(2,480)	$1,217
Net cash provided by (used in) investing activities	17,695	(7,608)
Net cash provided by financing activities	560	419
Cash, cash equivalents, restricted cash, short-term and long-term investments at end of period	$68,238	$44,686
     During the first nine months of 2009, operating activities used $2.5 million of cash as compared to the first nine months of 2008 which provided $1.2 million of cash. During the first nine months of 2009, our net loss, adjusted for depreciation and other non-cash items, used $4.5 million of cash as compared to the first nine months of 2008 which provided $2.4 million of cash. During the first nine months of 2009, the remaining provision of $2.0 million of cash was primarily due to a $3.4 million decrease in inventories, a $528,000 increase in accounts payable and a $478,000 decrease in accounts receivable which were partially offset by a $1.0 million increase in other assets, a $831,000 decrease in accrued compensation and other current and other long-term liabilities and a $631,000 decrease in accrued warranty. During the first nine months of 2008, the remaining use of $1.1 million of cash was primarily due to a $2.1 million increase in inventories, a $428,000 increase in other assets and a $243,000 decrease in accrued warranty which were partially offset by a $961,000 decrease in accounts receivable and a $568,000 increase in accounts payable.
     During the first nine months of 2009, investing activities provided $17.7 million of cash as compared to the first nine months of 2008 which used $7.6 million of cash. The source of cash during the first nine months of 2009 was due to the $28.0 million proceeds from sale of our defense and security business and a $600,000 decrease to restricted cash which were partially offset by a net increase in investments of $10.6 million and the purchase of $289,000 of property and equipment. The use of cash during the first nine months of 2008 was due to a net increase in investments of $5.0 million, the $1.0 million final payment for the purchase of ALC Microwave, Inc., the purchase of $1.0 million of property and equipment and a $600,000 increase to restricted cash.
     During the first nine months of 2009, financing activities provided $560,000 of cash as compared to the first nine months of 2008, which provided $419,000 of cash. During the first nine months of 2009, we received $331,000 from the exercise of stock options and $242,000 of cash from the proceeds of stock issuance, which were partially offset by capital lease payments. During the first nine months of 2008, we received $434,000 of cash from the proceeds of stock issuance, which was partially offset by capital lease payments.
     At September 30, 2009, we had a net unrealized gain of $5,000 related to $21.2 million of investments in 14 debt securities. The investments all mature during 2009 or 2010 and we believe that we have the ability to hold these investments until the maturity date. Realized gains were $45,000 for the first nine months of 2008. There were no such gains during the third quarter of 2009 and 2008, or the first nine months of 2009. During the first nine months of 2009 and 2008, we recorded foreign currency transaction losses of $15,000 and $43,000, respectively.
     In order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. As a result of these challenges, we may increase our raw materials and finished goods inventory so that they will be better-positioned to meet their customers’ demand. We have had inventory consigned to a customer location in the past and may have similar arrangements in the future. These increases in raw materials and finished goods may increase our working capital needs in the future.
     We believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. With the exception of operating leases discussed in the notes to the consolidated financial statements included in this report, we have not entered into any off-balance sheet financing arrangements and we have not established or invested in any variable interest entities. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets. The following table summarizes our future cash obligations for operating leases and capital lease, excluding interest, as of September 30, 2009:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations:
Capital lease obligations, including interest	$17	$12	$5	—	$—
Operating lease obligations	1,178	526	545	107	—

Total	$1,195	$538	$550	$107	$—

Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued a Staff Position (“FSP”) which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 and it did not have a material impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued a FSP which requires disclosures about fair value of financial instruments in financial statements for interim and annual reporting periods of publicly traded companies. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 and it did not have a material impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued a FSP to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact, if any, will depend on the nature and terms of business combinations we consummate after the effective date.
     In April 2009, the FASB issued FSPs which amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These FSPs do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the FSPs did not have a material impact on our condensed consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”) which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Since the underlying GAAP guidance for nongovernmental entities will not change as a result of the issuance of SFAS No. 168, the adoption of SFAS No. 168 did not have a material impact on our condensed consolidated financial statements. References to codification guidance have been updated in the Quarterly Report on Form 10-Q for the quarter-ended September 30, 2009.

     Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes in our reported market risks since our report on market risks in our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading corresponding to that set forth above. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash primarily in investments with short maturities. As of September 30, 2009, our investments in our portfolio were classified as cash equivalents and short-term investments. The cash equivalents and short-term investments consisted primarily of United States treasury notes, United States government agency notes, United States government money market funds, and corporate bonds. Since our investments consist of cash equivalents and short-term investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.
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
     We currently pay a number of expenses related to our Thai personnel and office in Thai Bhat. During the first nine months of 2009, the total payments made in Thai Bhat were $608,000 and we recorded a related foreign currency transaction loss of $15,000. During the first nine months of 2008, the total payments made in Thai Bhat were $655,000 and we recorded a related foreign currency transaction loss of $43,000.
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
Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future.**
     We had a net loss from continuing operations of $2.6 million for the third quarter of 2009. We also had net losses from continuing operations of $5.3 million and $2.9 million for the years ended December 31, 2008 and 2007, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
Subsequent to the divesture of our defense and security business, we depend on the mobile communication industry for substantially all of our revenues. As this industry is negatively impacted by the global economic downturn, our revenues could decrease and our profitability could suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.**
     The current global economic downturn and credit crisis has impacted the mobile communication industry. We anticipate decreased revenues from our mobile communication related customers in 2009, and therefore we undertook certain restructuring activities to reduce expenses. If the current downturn in the mobile communication industry persists, our revenues will continue to suffer and we may be forced to take further action, including but not limited to, making provisions for excess inventories, accounts receivable and abandoned or obsolete equipment and reducing our operating expenses through additional restructuring activities. We cannot guarantee that we would be able to reduce operating expenses to a level commensurate with the lower revenues resulting from such a prolonged industry downturn.
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
We depend on a small number of key customers in the mobile communication industry for a significant portion of our revenues. If we lose any of our major customers, particularly Nokia Siemens Networks, or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.**
     We depend, and expect to continue to depend, on a relatively small number of mobile communication customers for a significant part of our revenues. The loss of any of our major customers, particularly Nokia Siemens Networks and its manufacturing partner, SRI Radio Systems, or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. In the first nine months of 2009, revenues from Nokia Siemens Networks and its manufacturing partner, SRI Radio Systems, and Nera accounted for 76% and 14% of our total revenues, respectively. In fiscal 2008, revenues from Nokia Siemens Networks, accounted for 83% of our total revenues. We had no other customers individually representing more than 10% of our total revenues for these periods.
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
We rely on the semiconductor foundry operations of third-party semiconductor foundries to manufacture the integrated circuits sold directly to our customers or contained in our products. The loss of our relationship with any of these foundries without adequate notice would adversely impact our ability to fill customer orders and could damage our customer relationships.**
     We utilize both industry standard semiconductor components and our own custom-designed semiconductor devices. However, we do not own or operate a semiconductor fabrication facility, or foundry, and rely on a limited number of third parties to produce our custom-designed components. If any of our semiconductor suppliers is unable to deliver semiconductors to us in a timely fashion, the resulting delay could severely impact our ability to fulfill customer orders and could damage our relationships with our customers. In addition, the loss of our relationship with or our access to any of the semiconductor foundries we currently use for the fabrication of custom designed components and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.
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
We rely heavily on a Thailand facility of HANA Microelectronics Co., Ltd., a contract manufacturer, to produce our RF modules and to package our microwave and millimeter wave integrated circuits. If HANA is unable to produce these modules in sufficient quantities or with adequate quality, or it chooses to terminate our manufacturing arrangement, we will be forced to find an alternative manufacturer and may not be able to fulfill our production commitments to our customers, which could cause sales to be delayed or lost and could harm our reputation.**
     We outsource the assembly and testing of most of our communication related products to a Thailand facility of HANA Microelectronics Co., Ltd., or HANA, a contract manufacturer. We plan to continue this arrangement as a key element of our operating strategy. If HANA does not provide us with high quality products and services in a timely manner, terminates its relationship with us, or is unable to produce our products due to financial difficulties or political instability we may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of our products could be delayed or lost and our reputation could be harmed. Our latest manufacturing agreement with HANA expires in October 2010, but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. No such notification has been sent to or received from HANA. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.
Our products may contain component, manufacturing or design defects or may not meet our customers’ performance criteria, which could cause us to incur significant repair expenses, harm our customer relationships and industry reputation, and reduce our revenues and profitability.
     We have experienced manufacturing quality problems with our products in the past and may have similar problems in the future. As a result of these problems, we have replaced components in some products, or replaced the product, in accordance with our product warranties. Our product warranties typically last twelve to thirty months. As a result of component, manufacturing or design defects, we may be required to repair or replace a substantial number of products under our product warranties, incurring significant expenses as a result. Further, our customers may discover latent defects in our integrated circuits and module products that were not apparent when the warranty period expired. These defects may cause us to incur significant repair or replacement expenses beyond the normal warranty period. In addition, any component, manufacturing or design defect could cause us to lose customers or revenues or damage our customer relationships and industry reputation.
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
The length of our sales cycle requires us to invest substantial financial and technical resources in a potential sale before we know whether the sale will occur. There is no guarantee that the sale will ever occur and if we are unsuccessful in designing integrated circuits and module products for a particular generation of a customer’s products, we may need to wait until the next generation of that product to sell our products to that particular customer.**
     Our products are highly technical and the sales cycle can be long. Our sales efforts involve a collaborative and iterative process with our customers to determine their specific requirements either in order to design an appropriate solution or to transfer the product efficiently to our offshore contract manufacturer. Depending on the product and market, the sales cycle can take anywhere from 2 to 24 months, and we incur significant expenses as part of this process without any assurance of resulting revenues. We generate revenues only if our product is selected for incorporation into a customer’s system and that system is accepted in the marketplace. If our product is not selected, or the customer’s development program is discontinued, we generally will not have an opportunity to sell our product to that customer until that customer develops a new generation of its system. There is no guarantee that our product will be selected for that new generation system. In the past, we have had difficulty meeting some of our major customers’ stated volume and cost requirements. The length of our product development and sales cycle makes us particularly vulnerable to the loss of a significant customer or a significant reduction in orders by a customer because we may be unable to quickly replace the lost or reduced sales.
We may not be able to design our products as quickly as our customers require, which could cause us to lose sales and may harm our reputation.**
     Existing and potential customers typically demand that we design products for them under difficult time constraints. In the current market environment, the need to respond quickly is particularly important. If we are unable to commit the necessary resources to complete a project for a potential customer within the requested timeframe, we may lose a potential sale. Our ability to design products within the time constraints demanded by a customer will depend on the number of product design professionals who are available to focus on that customer’s project and the availability of professionals with the requisite level of expertise is limited. We have, in the past, expended significant resources on research and design efforts on potential customer products that did not result in additional revenue.
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
Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of September 30, 2009, we had 42 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2009 and 2028. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
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
Risks Relating to Our Industry
Our failure to compete effectively could reduce our revenues and margins.**
     Among merchant suppliers in the mobile communication market who provide integrated transceivers to radio OEMs, we primarily compete with Compel Electronics Inc., Filtronic plc, and Microelectronics Technology Inc. Additionally, there are mobile communication OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their high-frequency RF transceiver modules, rather than using merchant suppliers like us. To the extent that mobile communication OEMs presently, or may in the future, produce their own RF transceiver modules, we lose the opportunity to provide our RF transceiver modules to them. However, as we launched our RF semiconductor business, we gain the opportunity to provide integrated circuits to all radio OEMs.
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
Risks Relating to Ownership of Our Stock
The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.**
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. In the first nine months of 2009, the lowest daily sales price for our common stock was $1.36 and the highest daily sales price for our common stock was $3.43. In 2008, the lowest daily sales price for our common stock was $1.93 and the highest daily sales price for our common stock was $7.69. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
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

Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on July 22, 2009. The results of the voting were as follows:
1.	To elect one director, Edward A. Keible, Jr., to hold office until the 2012 Annual Meeting of Stockholders.

FOR: 5,254,883 WITHHOLD: 1,742,359

2.	To elect one director, Edward C.V. Winn to hold office until the 2012 Annual Meeting of Stockholders.

FOR: 4,787,419 WITHHOLD: 2,209,823

3.	To ratify the selection by the Audit Committee of the Board of Directors of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

FOR: 6,696,280 AGAINST: 198,494 ABSTAIN: 102,468

     Item 6. Exhibits.

Number	Description
2.1(1)	Stock Purchase Agreement among the Registrant and the stockholders and option holders of ALC Microwave, Inc. dated April 19, 2007.

2.2(18)	Asset Purchase Agreement among the Registrant, Microsemi Corporation and SHR Corporation dated April 30, 2009.

2.3(18)	Indemnification Agreement between the Registrant and Microsemi Corporation dated April 30, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(4)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.4(5)	Certificate of Designation for Series B Preferred Stock.

3.5(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.

3.6(7)	Amended and Restated Bylaws.

4.1(2)	Form of Specimen Common Stock Certificate.

4.2(4)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.

4.3(4)	Form of Rights Certificate

4.4(5)	Preferred Stock and Warrant Purchase Agreement by and between Oak Investment Partners XI, Limited Partnership and the Registrant dated April 24, 2006.

4.5(5)	Warrant issued to Oak Investment Partners XI, Limited Partnership.

4.6(8)	Amendment No. 1 to Rights Agreement, dated as of December 21, 2007, between the Registrant and ComputerShare Trust Company, Inc.

10.1(2)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(2)*	1992 Stock Option Plan.

10.3(2)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(2)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(9)*	2007 Equity Incentive Plan.

10.6(10)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.

10.7(10)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.

10.8(2)*	2000 Employee Stock Purchase Plan.

10.9(2)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.10(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.11(2)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.12(12)*	Description of Compensation Payable to Non-Employee Directors.

10.13(13)*	2009 Base Salaries for Named Executive Officers.

10.14(2)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.15(14)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.

10.16(14)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.

10.17(15)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

10.18(16)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.

10.19(17)	Lease Agreement by and between 8812, a California limited partnership, and the Registrant dated May 20, 2008.

10.20(17)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

10.21(13)†	First Amendment, dated as of December 1, 2008, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

Number	Description
10.22(13)†	Amendment, dated as of February 13, 2009, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

10.23(19)*	Executive Officer Severance Plan.

10.24(19)*	Senior Executive Officer Severance and Retention Plan.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 28, 2007 and incorporated herein by reference.

(9)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-144851) and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter year ended March 31, 2009 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-144054) and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2008 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2009 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 17, 20098 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION
Date: November 13, 2009
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