Form 10-K
period 2009-12-31
ENDWAVE CORP
filed 2010-03-24
CIK 1118941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $20 million. Shares of voting common stock held by directors and executive officers have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price of $2.56, which was the closing sale price on June 30, 2009 as reported by The NASDAQ Global Market.

The number of shares outstanding of the registrant’s common stock as of February 5, 2010 was 9,684,756.

ENDWAVE CORPORATION

FORM 10-K

Year Ended December 31, 2009

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 17A of the Securities Act of 1933, or the Securities Act, and within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that are subject to the “safe harbor” created by those sections. These forward-looking statements can generally be identified as such because the statement will include words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “opportunity,” “plan,” “potential,” “predict” or “will,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements may be found, among other places, in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and so are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. The risks and uncertainties are attributable to, among other things: global economic conditions and their impact on our customers; our new semiconductor product line, our suppliers’ abilities to deliver raw materials to our specifications and on time; our customer and market concentration; volatility resulting from consolidation of key customers; our ability to achieve revenue growth and maintain profitability; our successful implementation of next-generation programs, including inventory transitions; our ability to penetrate new markets; fluctuations in our operating results from quarter to quarter; our reliance on third-party manufacturers and semiconductor foundries; acquiring businesses and integrating them with our own; component, design or manufacturing defects in our products; our dependence on key personnel; our ability to develop new or improved semiconductor process technologies; and fluctuations in the price of our common stock. Because of the risks and uncertainties referred to above and other risks and uncertainties, including the risks described in the section of this report entitled “Risk Factors,” actual results or outcomes could differ materially from those expressed in any forward-looking statements and you should not place undue reliance on any forward-looking statements. New risks emerge from time to time, and it is not possible for us to predict which risks will arise. In addition, we cannot assess the impact of each risk on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report or the date of documents incorporated by reference in this report that include forward-looking statements.

PART I

Item 1.	Business

Introduction

We design, manufacture and market radio frequency, or RF, products that enable the transmission, reception and processing of high frequency RF signals. As a result of the divestiture of our Defense and Security RF module business in April 2009, our products now consist of two key product lines:

•	Our transceiver modules that serve as the core RF sub-system in digital microwave radios are produced for telecommunication network original equipment manufacturers and system integrators located throughout the world, collectively referred to in this report as telecom OEMs. Telecom OEMs that purchased our modules accounted for nearly all of our revenues during 2009. Total revenues from our two largest telecom OEM customers, Nokia Siemens Networks and its manufacturing partner, SRI Radio Systems, and Nera ASA accounted for 88% of our 2009 revenues.

•	Our semiconductor product line consists of a wide variety of monolithic microwave integrated circuits, or MMICs, including amplifiers, voltage controlled oscillators, up and down converters, variable gain amplifiers, voltage variable attenuators, fixed attenuators and filters. These devices are used not only in microwave radio transceiver modules, but may also find wide application in other types of telecommunications systems, as well as defense, homeland security, instrumentation and consumer systems. Our semiconductor product line was formally introduced to the market in the latter part of 2009 and has not yet become a significant source of revenue for us.

We were originally incorporated in California in 1991 and reincorporated in Delaware in 1995. In March 2000, we merged with TRW Milliwave Inc., a RF sub-system supplier that was a wholly-owned subsidiary of TRW Inc. In connection with the merger, we changed our name from Endgate Corporation to Endwave Corporation. On October 17, 2000, we successfully completed the initial public offering of our common stock. As used in this report, “we,” “us,” “our,” “Endwave” and words of similar import refer to Endwave Corporation.

Industry Background and Markets

High-Frequency RF Technology

The applications of RF technology are broad, extending from terrestrial AM radio at the low end of the frequency spectrum, which is less than 1 MHz (megahertz, or million cycles per second), to atmospheric monitoring applications at the high end of the frequency spectrum, which is around 100 GHz (gigahertz, or billion cycles per second). Microwave technology refers to technology for the transmission of signals at high frequencies, from approximately 1 GHz to approximately 20 GHz and millimeter wave technology refers to technology for the transmission of signals at very high frequencies, from approximately 20 GHz to beyond 100 GHz. Our products employ both microwave and millimeter wave technology. The term microwave, however, is commonly understood in the industries we serve, and we use that term in this report as meaning both microwave and millimeter wave.

Our products are typically designed to operate at frequencies between 1 GHz and 100 GHz, which we refer to in this report as high-frequency RF. Due to their physical attributes, these frequencies are well-suited for applications in telecommunication networks requiring high data throughput, defense systems demanding advanced radar, imaging and communication capabilities and homeland security systems requiring detection, measurement and imaging capabilities.

Telecommunication Networks

High-frequency transceiver modules and their key constituent components, MMICs, are an integral part of microwave radios, which in turn play a key role in many telecommunication networks. Microwave radio links have a number of applications:

Cellular Telephone Backhaul.  The communication link between the cellular base station site and the overall telephone network is referred to as cellular backhaul. This is the most common use of microwave radios. In most parts of the world, cellular backhaul is typically accomplished through the use of microwave radios either because of their ease of deployment and low overall cost relative to available wireline options or because adequate wireline facilities are not available. While in the United States and Canada cellular backhaul has typically been accomplished through the use of wireline facilities, there is a growing trend to migrate to microwave backhaul because wireline systems are not a practical alternative to provide the extremely high backhaul data rates necessitated by contemporary “smart phones” and similar devices.

Carrier Class Trunking.  To deploy their networks, communications carriers require high capacity links, or trunk circuits, between major voice and data switching centers. While fiber optic cables are the most common type of trunk circuit facility, microwave radios are often used for portions of these circuits when the intervening terrain, such as mountains or bodies of water, is difficult to traverse or as redundant backup links for the fiber optic network.

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

Fixed Wireless Access Network Backhaul.  Similar to the situation in cellular telephone networks, fixed wireless access networks require a backhaul infrastructure to move the data from individual access points to an internet portal. Various approaches are being considered for the widespread implementation of fixed wireless access networks, including the IEEE 802.16 WiMAX standard and LTE (Long Term Evolution) technology. Regardless of the underlying access technology, all such fixed wireless access networks will face the technological and cost issues associated with connecting individual access points to the wireline network infrastructure. We believe this need for backhaul represents an opportunity for microwave radios, particularly because the anticipated high bandwidth requirements of fixed wireless access networks are served more cost-effectively by microwave radios than by wireline alternatives.

While macroeconomic conditions have slowed the deployment of telecommunication networks, we believe there will be a long-term demand for microwave radios and the components used to build them. In developing countries such as Brazil, Russia, India and China, there has been a rapid growth in the penetration of cellular telephone services. We expect that this growth will result in a continuing demand for microwave backhaul radios because these countries lack well-established wireline infrastructures to support the backhaul requirements of a wireless telephony network. In more mature economies, there has been an increasing demand for mobile data services. We believe this demand will also drive the need for more high-capacity backhaul.

Defense and Homeland Security Markets

High-frequency RF technology is an integral part of various defense and homeland security systems. Although we sold our Defense and Security RF module business in April 2009, we are planning to enter into the defense and homeland security markets with our semiconductor product line in order to address additional markets and broaden our customer base. Key applications in these markets include:

Radar Systems.  Traditional radar systems are configured to detect large objects at significant distances. To add to this capability, many new systems employ complementary high frequency RF radar systems designed to detect small vehicles and personnel. These new systems often use these higher frequencies in order to provide greater resolution. A further use of high frequency radar is airborne imaging equipment that allows pilots to see through low-lying haze and dust much in the same way night vision goggles permit one to see in the dark.

Signal Intelligence Systems.  Information about an opposing force can be gathered by monitoring their electronic communications. Systems that gather such information utilize a variety of RF and microwave components to monitor and interpret information over a broad spectrum of potential frequencies that a hostile force might use.

High Capacity Communications.  A modern, widely-dispersed military or security force requires communication systems to transmit voice, video and data wherever and whenever it is needed. Many military or security communication systems, whether terrestrial, airborne or satellite, employ microwave technology to meet these requirements. As the data rates in these systems increase, the systems must be able to operate at higher frequencies to take advantage of the transmission bandwidth that is available at those frequencies.

Long Distance Personnel Detection.  High-frequency RF signals can be used to detect the presence of humans at significant distances, much in the same way lower frequency radar systems can detect metal objects at a distance. This phenomenon can be employed as a radar fence to detect intrusion along lengthy security perimeters such as airport runways, military bases and international borders.

For these reasons, we believe demand for high-frequency RF components in the defense and homeland security market is growing. We believe that the growth of these markets may represent a significant opportunity for our semiconductor product line.

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

Technical Depth.  OEMs and systems integrators seek merchant suppliers that have significant experience in and understanding of the overall system design. This depth and breadth of understanding is crucial to optimizing the system design and making appropriate overall system level tradeoffs, thereby enabling the OEM or system integrator to design and deploy its systems more cost-effectively.

Innovative Technology.  New technology is the key to providing enhanced performance and continued cost reduction. Thus, OEMs and systems integrators value this capability and prefer partners that create new technologies offering additional functionality, higher reliability, lower cost and better performance.

Semiconductor Devices.  Beyond seeking complete hardware solutions, OEMs and system integrators may seek technologically advanced and cost effective semiconductor devices including custom design capabilities that meet their unique technological needs on existing or next generation hardware platforms.

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

Flexible Supply Chain Capabilities.  Volatility of demand is common in the markets we serve. Therefore OEMs and system integrators need merchant suppliers that can accommodate fluctuations in the demand, whether in mix and/or quantity, and that can flexibly scale their manufacturing to match these fluctuating demands.

We believe that few merchant suppliers comprehensively address all of these requirements. Many of the merchant suppliers that populate the industry are small and lack the requisite operational strength and technical capability to address these needs. Further, many suppliers use labor-intensive assembly and test methods that limit their ability to produce high frequency RF products in high volumes and at a low cost. Others do not possess the breadth of component-to-system expertise that is desired by telecom OEMs. In contrast, we believe that we possess several key strengths that enable us to provide our customers with superior products and services. These strengths include:

Extensive Technical Expertise.  We have extensive experience in all aspects of high frequency design and manufacturing. Our body of intellectual property and a highly-skilled technical team are critical when dealing with the higher frequencies required by emerging applications. Our technical team has broad expertise in device physics, semiconductor device and circuit design, system engineering, test engineering and other critical disciplines. In addition, our large library of proprietary designs enables us to introduce new products rapidly and cost-effectively. We believe the depth and breadth of our technical expertise differentiates us from many of our competitors, enabling us to optimize our products for critical performance factors and to assist our customers in developing an optimal overall design.

A Commitment to Develop Next-Generation Technology.  A key component of our value proposition is providing our customers with powerful and cost-effective technologies that offer them a major technical and economic advantage. We have invested in the development of next-generation circuit and packaging technologies that allow us to provide our customers with high-performance and low-cost solutions. Our ability to develop new semiconductor devices on a custom basis provides us greater flexibility to optimize product designs for our customers and their specific applications. We intend to continue to invest in research and development, maintain a team of talented engineers and scientists, and build on our manufacturing technologies.

Comprehensive Approach to Cost-Effective Manufacturing.  We have taken a comprehensive approach to developing a cost-effective, outsourced manufacturing capability that allows us to compete on a worldwide basis and to offer our customers product solutions at attractive prices:

•	We design our products to be readily manufacturable and able to tolerate a wide range of material and manufacturing process variations. This speeds the flow of work, reduces the required level of touch labor and minimizes rework.

•	Semiconductors are both a critical technical element and a major cost component of our products. Our ability to custom design these devices allows us to optimize them for cost and performance and to achieve significant cost savings by having them fabricated in low cost, third-party foundries.

•	For many of our products, we have implemented automated assembly techniques that reduce labor content and enhance both product uniformity and quality.

•	Testing is often a large part of the manufacturing effort and we have developed extensive automated testing capabilities that speed this process and differentiate us from the labor-intensive methods often used in our industry. We use state of the art information technology systems to store, analyze and transmit test data.

•	Because our products are highly manufacturable, we have been able to contract with third-party, primarily offshore, manufacturers for even greater cost savings. We began the transition to outsourced manufacturing in 2002, most notably to HANA Microelectronics Co., Ltd. (or “HANA”), a Thailand-based contract manufacturer, and today almost all of our manufacturing operations utilize an outsourced approach. This transition has significantly improved our product margins and enables us to adjust rapidly, efficiently and flexibly to our customers’ varying quantity and product mix requirements, which are often created by unexpected needs and variations in demand.

•	The cost of raw materials and components employed in high frequency devices and products are a major part of the overall manufacturing cost. We have reduced the cost of these items by re-designing them, leveraging our purchasing power and selecting more cost-effective suppliers. As an outgrowth of our operational presence in Asia, we continue to identify low-cost, high-quality Asian-based suppliers for several of the raw materials and components used in our products.

•	Our high unit volumes enable us to achieve lower manufacturing costs than many of our competitors as we increase our materials purchasing power, amortize our overhead expenses over a larger number of units and gain labor efficiencies.

Products and Technology

Integrated Transceiver Sub-system Modules

Integrated transceiver sub-system modules combine several functional RF blocks, such as amplifiers, mixers, switches or oscillators, with various types of control and support circuitry, such as a microprocessor or a power supply, to form a stand-alone transceiver sub-system. These complex modules, generally comprising hundreds of individual components, combine RF functions with sophisticated analog and digital system interface and control capabilities.

Within these modules, the core RF functions are performed with either of two circuit technologies:

•	MMIC (Monolithic Microwave Integrated Circuit). In this RF semiconductor technology, individual devices, components and interconnects are patterned onto a semiconductor substrate (typically gallium arsenide, or GaAs) in a manner similar to industry standard integrated circuit fabrication techniques. We have developed a large repertoire of custom designed MMICs that have been optimized for cost, performance and manufacturability.

•	MLMStm (Multi-Lithic Micro System). This is a proprietary RF semiconductor circuit technology that we have developed to overcome the shortcomings of conventional circuit technologies. This technology consists of a small multi-layer RF substrate onto which individual devices (transistors and diodes) are attached and electrically connected without the use of bond wires. The features of this technology are numerous including reduced design difficulty, elimination of individual tuning, low cost substrate materials, automated manufacture, use of multiple semiconductor technologies in the same circuit (i.e. multi-lithic), integrated passive circuit elements and the ability to provide a complete “system on a chip” functionality.

In high-frequency RF modules, the circuit packaging technology also significantly impacts cost and performance. Many of our newer products employ a unique packaging technology named Epsilontm. In this approach, MMIC or MLMS circuits are directly mounted to a composite printed wiring board and then enclosed with a metalized molded plastic or machined cover. The composite wiring board consists of a top RF circuit layer built on a low loss substrate with lower layers of the board consisting of conventional printed wiring board substrates for power and control circuitry. This approach reduces the size, weight and cost of the packaging components.

Semiconductor Devices

As noted above, in the course of developing several different transceiver module variants to meet a range of customer requirements, we have designed a broad range of semiconductor devices including a large number of MMIC devices. The breadth and depth of this repertoire is such that we can fulfill the requirements for most circuit functions in the frequency range of 10 GHz to 100 GHz. Our motivation to design these circuits has been to both achieve superior electrical performance and to reduce costs through vertical integration. Once designed, these devices are fabricated in several merchant foundries throughout the world. By using a mixture of foundries, we are able to select the best foundry and fabrication process to achieve the desired performance in the most cost-effective manner. Our devices have been particularly designed to meet the high frequency and high bandwidth requirements of contemporary systems. In addition to the core devices, we have developed a range of device packaging technologies that allow our circuits to be installed using industry standard surface mount technology, or SMT, assembly processes. We have extended this technology such that devices operating at frequencies up to 50 GHz can be assembled in the SMT format, thus facilitating ease of downstream assembly of the sub-system module. In addition to supporting our transceiver product line, we now offer these devices as stand-alone products to the various markets and applications noted earlier.

Sales and Marketing

We sell our products both through direct sales efforts and a network of independent domestic and international representatives. For each of our major customers, we assign a technical account manager, who has responsibility for developing and expanding our relationship with that customer. Our direct and representative sales efforts are augmented by traditional marketing activities, including advertising, participation in industry associations and presence at major trade shows.

Our products are highly technical and the sales cycle can often be long. Our sales efforts typically involve a collaborative and iterative process with our customers to determine their specific requirements, verify a product design and develop an effective manufacturing approach matched to the application. Depending on the product type and market, the sales cycle can typically take anywhere from 2 to 24 months.

Customers

In 2009, revenues from our telecom OEM customers comprised nearly all of our total revenues. More specifically, revenues from Nokia Siemens Networks and its manufacturing partner, SRI Radio Systems, and Nera accounted for 70% and 18% of our total revenues, respectively. We expect revenues from our telecom OEM customers to comprise the large majority of our revenues in the immediate term. In the telecom market, our revenues are attributable to a limited number of telecom OEMs, and we would expect this pattern to remain for the foreseeable future.

Divestitures

In April of 2009 we completed the divestiture of our Defense and Security RF module business to Microsemi, Inc. as described below:

Divestiture	Structure	Key Terms

To Microsemi, Inc. — April 2009	Asset sale of all assets associated with our Defense and Security RF module business including intellectual property, designs, customer contracts, inventories and equipment
•   All cash transaction

•   Endwave non-competition constraints limited to module-level products that enable the transmission, reception, and processing of high frequency signals in defense electronics and security systems for three years following divestiture

Competition

The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements and many of our competitors have significantly greater resources than we do.

Among merchant suppliers of transceiver modules in the telecommunication network market, we compete with Compel Electronics SpA, Filtronic plc, Microelectronics Technology Inc., and Remec Broadband Wireless, Inc., among others. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of transceiver modules, rather than using merchant suppliers such as ourselves. While we have limited opportunities to supply transceiver modules to these telecom OEMs, we believe we have opportunities to supply them semiconductor devices for their captive products.

In the case of our semiconductor product line, we compete with Avago Technologies, Ltd., Hittite Microwave Corp., MIMIX Broadband, Inc., RF Micro Devices, Inc., TriQuint Semiconductor, Inc. and United Monolithic Semiconductors, S.A.S., among others.

We believe that the principal competitive factors in our industry are:

•	Product pricing and the ability to offer low-cost solutions;

•	Technical leadership and product performance;

•	Strong customer relationships;

•	Product breadth;

•	Time-to-market in the design and manufacturing of products; and

•	Logistical flexibility, manufacturing capability and scalable capacity.

Research and Development

We direct our research efforts towards developing advanced device, circuit and packaging technologies, creating new proprietary circuit designs and integrating these technologies and designs into the semiconductor devices we provide to our customers. Our product development activities focus on designing products to meet specific customer and market needs and introducing these products to manufacturing.

Our technical approach emphasizes the following capabilities:

Semiconductor Design Capabilities.  Our ability to design semiconductor devices allows us to optimize and reduce the cost of designs beyond what is possible with standard off-the-shelf semiconductor devices.

Breadth of Expertise.  We are experienced in a broad range of technical disciplines and possess the know-how to design products at multiple levels of integration.

Computer Modeling Capabilities.  Our extensive computer modeling capabilities allow us to create designs quickly and to minimize the number of iterations required to develop specification compliant, cost-effective designs.

Extensive Library of Designs.  Our extensive library of device, circuit and sub-system designs enables us to generate new products and produce prototypes quickly to meet our customers’ time-to-market demands.

Automated Testing Processes.  High-frequency RF products require extensive testing after assembly to verify compliance with customer specifications. We use high speed, custom-designed, automated test sets that are capable of rapidly testing devices and modules. This increases throughput in the manufacturing process and reduces the skill level required to conduct the tests. Concurrently with the development of these test methods, we develop data analysis and reporting tools to facilitate rapid communication of test data to our customers.

Our investment in research and development and related engineering projects has resulted in research and development expenses from continuing operations of $6.5 million, $6.8 million, and $5.5 million in 2007, 2008 and 2009, respectively.

Patents and Intellectual Property Rights

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of December 31, 2009, we had 43 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, MLMS technology and system designs. Our United States patents expire between 2013 and 2028. We do not anticipate the expiration of patents over the near term to have a significant impact on our research and development or operations. We also license technology from other companies, including Northrop Grumman Corporation. There are no limitations on our rights to make, use or sell products we may develop in the future using the technology licensed to us by Northrop Grumman Corporation.

We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decisions as to whether to seek formal patent protection, and the countries in which to seek it, are taken on a patent-by-patent basis and are based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as an implement to protect the underlying intellectual property. With regard to our pending patent applications, it is possible that no patents may be issued as a result of these or any future applications or the allowed patent claims may be of reduced value and importance. Further, any existing or future patents may be challenged, invalidated or circumvented thus reducing or eliminating their commercial value.

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

Operations

All of our manufacturing operations are located in Lamphun, Thailand and utilize the facilities of our contract manufacturing partner, HANA. Under our manufacturing contract, HANA supplies the physical plant, direct labor, basic assembly equipment and warehousing functions. We supplement those activities with our own full-time, in-country staff consisting of 17 people who provide production planning, process engineering, test engineering, product support, design engineering and quality assurance support. We own certain assets held securely in HANA’s factory, including specialized test and assembly equipment and various raw material and product inventories. Our arrangement with HANA allows us to reduce our labor and facility expenses while maintaining tight control of process and quality. To reduce our costs further, we have identified lower cost Asian sources for various raw materials, especially basic metal and circuit board components. Our manufacturing agreement with HANA currently expires in October 2010, but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.

We use both industry-standard and Endwave-designed semiconductor devices. We obtain industry-standard devices from various suppliers of these parts and we contract with various third-party foundries to produce our own designs. Our use of third-party foundries for custom designed devices gives us the flexibility to use the process technology that is best suited for each application and eliminates the need for us to invest in and maintain our own semiconductor facilities. While the loss of our relationship with or our access to any of the semiconductor foundries we currently use, and any resulting delay or reduction in the supply of semiconductor devices to us, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers, we estimate that we could shift production to a new foundry within six months. We currently use the foundry services of Global Communication Semiconductors, Inc., M/A-COM Technology Solutions Inc., Northrop Grumman Space Technology, TriQuint Semiconductors and WIN Semiconductors Corp. Our largest suppliers of industry standard semiconductor devices include Hittite Microwave Corp, MIMIX Broadband, and Sumitomo Electric Device Innovations, Inc.

All of the manufacturing facilities we operate or use worldwide are registered under ISO 9001-2000, an international certification standard of quality for design, development and business practices. Additionally, we are certified under AS-9100 in support of our defense industry market initiatives. We maintain comprehensive quality systems at all of our facilities to ensure compliance with customer specifications, configuration control, documentation control and supplier quality conformance.

We maintain raw materials, work-in-process and finished goods inventory in Thailand at HANA’s plant. In order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. Meeting this requirement necessitates that we maintain significant raw material and finished goods inventories. Maintaining these inventories is costly and requires significant working capital and may increase our capital needs in the future.

Backlog

Our backlog at February 19, 2010 for shipments expected to occur through December 31, 2010 was approximately $23.4 million. By comparison, our backlog as of February 20, 2009 for shipments then expected to occur through December 31, 2009 excluding the Defense and Security RF module business was approximately $17.4 million.

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

Governmental Regulation

Government regulations indirectly affect our business. The frequencies at which wireless systems transmit and receive data are dictated by government licensing agencies in the location where they are deployed. Unexpected difficulties in obtaining licenses or changes in the operating frequencies allowed can halt or delay microwave radio deployments and therefore halt or delay the need for our products. Both national and international regulatory bodies have set stringent standards on the performance of microwave radios, especially spurious emissions and their potential to cause interference in other systems. Meeting these regulations is technologically challenging and changes in the regulations could require a re-design of our products to achieve compliance. Also, on occasion we are required to obtain various export permissions from the U.S. government to ship product to overseas customers.

Seasonality

Although we have experienced significant quarterly fluctuations in revenue at times over the past several years, we do not believe that volatility was primarily attributable to seasonality in our business.

Employees

As of December 31, 2009, we had 54 regular employees, including 34 in product and process engineering, 10 in sales and marketing and 10 in general and administrative. Of our regular employees, 17 are based in our Chiang Mai, Thailand office. Our employees are not subject to any collective bargaining agreement with us and we believe that our relations with our employees are good.

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

We had a net loss from continuing operations of $10.6 million in 2009. We also had a net loss from continuing operations of $4.0 million for the year ended December 31, 2008 and net income from continuing operations of $670,000 for year ended December 31, 2007. There is no guarantee that we will achieve or maintain profitability in the future. The mobile communication industry has been impacted by the global economic downturn. In addition, we have launched our semiconductor product line which requires us to incur significant expenses. The future success of our semiconductor product line will depend on our ability to develop these products in a cost-effective and timely manner.

We depend on the mobile communication industry for substantially all of our revenues. As this industry is negatively impacted by the global economic downturn, our revenues and our profitability could continue to suffer. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.

The global economic downturn has impacted the mobile communication industry. If the downturn in the mobile communication industry persists, our revenues will continue to suffer and we may be forced to write off excess inventories, uncollectible accounts receivable and abandoned or obsolete equipment and attempt to reduce our operating expenses through additional restructuring activities. We cannot guarantee that we will be able to reduce operating expenses to a level commensurate with the lower revenues resulting from such a prolonged industry downturn.

The mobile communication industry has undergone significant consolidation in the past few years. For example, during April 2007, Nokia and Siemens merged their mobile communication network businesses. The acquisition of one of our major customers in this market, or one of the communications service providers supplied by one of our major customers, could result in delays or cancellations of orders for our products and, accordingly, delays or reductions in our anticipated revenues and reduced profitability or increased net losses.

The current turmoil in the global economy could adversely impact our operations and financial results.

Over the past several months, global economic conditions have continued to remain weak and uncertain. For example, credit continues to be severely restricted. This restriction in credit has materially impacted our operations and financial results and we expect it to continue to do so. Our customers often rely on credit markets to finance the build-out of their networks and systems. With the current restriction in credit markets, capital may not be available to our customers or may only be available at unfavorable terms. Without appropriate capital, our customers may have difficulty funding their on-going operations and may reduce their orders for our products. This could significantly impact our operations and financial results. Additionally, our vendors may rely on credit markets to finance their operations. With the current restriction in credit markets, capital may not be available to our vendors or may only be available at unfavorable terms. Without appropriate capital, our vendors may have difficulty funding their on-going operations and may not be able to fulfill requirements for their products. This could significantly impact our operations and financial results through a reduction in our revenues.

Our semiconductor product line will require us to incur significant expenses and may not be successful.

Our new semiconductor product line will require us to incur expenses to design, test, manufacture and market these new products including the purchase of inventory, supplies and capital equipment. The future success of our semiconductor product line will depend on our ability to develop these new products in a cost-effective and timely manner. The development of our products is complex, and from time to time we may experience delays in completing the development and introduction of our new products or fail to efficiently manufacture such products in the early production phase. The semiconductor product line may have little immediate impact on our revenue because a new standard product may not generate meaningful revenue. In the meantime, we will have incurred expenses to design, produce and market the products, and we may not recover these expenses if demand for the product fails to reach forecasted levels which may adversely affect our operating results.

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

We depend on a small number of key customers in the mobile communication industry for a significant portion of our revenues. If we lose any of our major customers or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.

We depend, and expect to continue to depend, on a relatively small number of mobile communication customers for a significant part of our revenues. The loss of any of our major customers or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. In 2009, revenues from Nokia Siemens Networks and its manufacturing partner, SRI Radio Systems, and Nera accounted for 70% and 18% of our total revenues, respectively. In 2008, revenues from Nokia

Siemens Networks, accounted for 83% of our total revenues. We had no other customers individually representing more than 10% of our total revenues for these periods.

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

We intend to pursue acquisitions in our markets that we believe will be beneficial to our business. The process of investigating, acquiring and integrating any business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:

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

Over the past year, we have reduced many of our prices of telecommunication products by 10% to 15% in order to remain competitive and we expect market conditions will cause us to reduce our prices in the future. In order to reduce our per-unit cost of product revenues, we must continue to design and re-design products to require lower cost materials and improve our manufacturing efficiencies. The combined effects of these actions may be insufficient to achieve the cost reductions needed to maintain or increase our gross margins or achieve profitability.

We rely heavily on a Thailand facility of HANA, a contract manufacturer, to produce our RF modules and to package our microwave and millimeter wave integrated circuits. If HANA is unable to produce these modules in sufficient quantities or with adequate quality, or it chooses to terminate our manufacturing arrangement, we will be forced to find an alternative manufacturer and may not be able to fulfill our production commitments to our customers, which could cause sales to be delayed or lost and could harm our reputation.

We outsource the assembly and testing of our products to a Thailand facility of HANA, a contract manufacturer. We plan to continue this arrangement as a key element of our operating strategy. If HANA does not provide us with high quality products and services in a timely manner, terminates its relationship with us, or is unable to produce our products due to financial difficulties or political instability we may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of our products could be delayed or lost and our reputation could be harmed. Our latest manufacturing agreement with HANA expires in October 2010, but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. No such notification has been sent to or received from HANA. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.

Our products may contain component, manufacturing or design defects or may not meet our customers’ performance criteria, which could cause us to incur significant repair expenses, harm our customer relationships and industry reputation, and reduce our revenues and profitability.

We have experienced manufacturing quality problems with our products in the past and may have similar problems in the future. As a result of these problems, we have replaced components in some products, or replaced the product, in accordance with our product warranties. Our product warranties typically last twelve to thirty months. As a result of component, manufacturing or design defects, we may be required to repair or replace a substantial number of products under our product warranties, incurring significant expenses as a result. Further, our customers may discover latent defects in our integrated circuits and module products that were not apparent when the warranty period expired. These latent defects may cause us to incur significant repair or replacement expenses beyond the normal warranty period. In addition, any component, manufacturing or design defect could cause us to lose customers or revenues or damage our customer relationships and industry reputation.

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

Our customers often have specific requirements that can be at the forefront of technological development and therefore difficult and expensive to meet. If we are not able to devote sufficient resources to these products, or we experience development difficulties or delays, we could lose sales and damage our reputation with those customers.

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

We have been required historically to place firm orders for products and manufacturing equipment with our suppliers up to six months prior to the anticipated delivery date and, on occasion, prior to receiving an order for the product, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect, if at all. As a result, we would have additional usage of cash, excess inventory and overhead expense, which would harm our financial results. On occasion, we have experienced adverse financial results due to excess inventory and excess manufacturing capacity. The fourth quarter of 2009 included an $878,000 write-down of inventory because there was a rapid and unanticipated drop in sales of a legacy product for a major customer’s radio platform.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of December 31, 2009, we had 43 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2013 and 2028. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.

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

Among merchant suppliers in the mobile communication market who provide integrated transceivers to radio OEMs, we primarily compete with Compel Electronics SpA, Filtronic plc, and Microelectronics Technology Inc. Additionally, there are mobile communication OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their transceiver modules, rather than using merchant suppliers like us. To the extent that mobile communication OEMs presently, or may in the future, produce their own transceiver modules, we lose the opportunity to provide our modules to them. However, as we launched our semiconductor product line, we gain the opportunity to provide integrated circuits to all radio OEMs.

Our failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, excess inventory, sales limitations and criminal and civil liabilities.

Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the electronics industry as companies are moving towards becoming compliant with the RoHS Directive. The RoHS Directive is European Union legislation that restricts the use of a number of substances, including lead, after July 2006. We believe that our products impacted by these regulations are compliant with the RoHS Directive and that materials will continue to be available to meet these new regulations. However, it is possible that unanticipated supply shortages or delays or excess non-compliant inventory may occur as a result of these new regulations. Failure to comply with any applicable environmental regulations could result in a range of consequences, including loss of sales, fines, suspension of production, excess inventory and criminal and civil liabilities.

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

Our failure to continue to develop new or improved semiconductor process technologies could impair our competitive position.

Our future success depends in part upon our ability to continue to gain access to the current semiconductor process technologies in order to adapt to emerging customer requirements and competitive market conditions. If we fail to keep abreast of the new and improved semiconductor process technologies as they emerge, we may lose market share which could adversely affect our operating results.

The segment of the semiconductor industry in which we participate is intensely competitive, and our inability to compete effectively would harm our business.

The markets for our products are extremely competitive, and are characterized by rapid technological change and continuously evolving customer requirements. Many of our competitors have significantly greater financial, technical, manufacturing, sales and marketing resources than we do. As a result, our competitors may develop new technologies, enhancements of existing products or new products that offer price or performance features superior to ours. In addition, our competitors may be perceived by prospective customers to offer financial and operational stability superior to ours.

We expect competition in our markets to intensify, as new competitors enter the RF, microwave and millimeterwave component market, existing competitors merge or form alliances, and new technologies emerge. If we are not able to compete effectively, our market share and revenue could be adversely affected, and our business and results of operations could be harmed.

Risks Relating to Ownership of Our Stock

The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.

The price of our common stock has fluctuated widely since our initial public offering in October 2000. In 2009, the lowest daily sales price for our common stock was $1.36 and the highest daily sales price for our common stock was $3.43. In 2008, the lowest daily sales price for our common stock was $1.93 and the highest daily sales price for our common stock was $7.69. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:

•	our financial performance or the performance of our competitors;

•	the purchase or sale of common stock, short-selling or transactions by large stockholders;

•	technological innovations or other significant trends or changes in the markets we serve;

•	successes or failures at significant product evaluations or site demonstrations;

•	the introduction of new products by us or our competitors;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	decisions by major customers not to purchase products from us or to pursue alternative technologies;

•	decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry;

•	market conditions in the industry, the financial markets and the economy as a whole; and

•	the low trading volume of our common stock.

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

On January 21, 2010, the Company repurchased all 300,000 shares of its preferred stock held by Oak Investment Partners XI, Limited Partnership for $36.0 million in cash. However, our outstanding capital stock continues to be owned by just a few shareholders. As of February 5, 2010, four shareholders together owned 40% of our capital stock. Because most matters requiring approval of our stockholders require the approval of the holders of a majority of the shares of our outstanding capital stock present in person or by proxy at the annual meeting, the significant ownership interest of these shareholders allows them to significantly affect the election of our directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without their support, even if the transaction is favorable to our stockholders as a whole.

Our certificate of incorporation, bylaws and arrangements with executive officers could delay or prevent a change in control.

We are subject to certain Delaware anti-takeover laws by virtue of our status as a Delaware corporation. These laws prevent us from engaging in a merger or sale of more than 10% of our assets with any stockholder, including all affiliates and associates of any stockholder, who owns 15% or more of our outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of our voting stock, unless our board of directors approved the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock of the corporation, or the business combination is approved by our board of directors and authorized by at least 66 2/3% of our outstanding voting stock not owned by the interested stockholder. A corporation may opt out of the Delaware anti-takeover laws in its charter documents; however we have not chosen to do so. Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control of management, including a staggered board of directors, the elimination of the ability of our stockholders to act by written consent, discretionary authority given to our board of directors as to the issuance of preferred stock, and indemnification rights for our directors and executive officers. Additionally, we have adopted a Stockholder Rights Plan, providing for the distribution of one preferred share purchase right for each outstanding share of common stock that may lead to the delay or prevention of a change in control that is not approved by our board of directors. We have a Senior Executive Officer Severance Retention Plan, an Executive Officer Severance Plan and a Key Employee Severance and Retention Plan that provide for severance payments and the acceleration of vesting of a percentage of certain stock options granted to our executive officers and certain senior, non-executive employees under specified conditions.

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

In Chiang Mai, Thailand, near the facilities of our contract manufacturer, HANA, we lease approximately 3,000 square feet under an office lease that expires in March 2010. We believe that these facilities are adequate to meet our current and near term future needs.

Item 3.	Legal Proceedings

On October 31, 2008, we filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech Advanced Microwave Technologies Inc., or Advantech, the parent company of Allgon Microwave Corporation AB, or Allgon, had breached its contractual obligations with Endwave and owes us $994,500 in a note receivable, purchased inventory and authorized and accepted purchase orders resulting in shippable finished goods. We cannot predict the outcome of these proceedings. An adverse decision in these proceedings could harm our consolidated financial position and results of operations.

In a related action, we have filed a creditor’s claim for $994,500 against Allgon in the composition of creditors’ proceedings now pending in a Stockholm, Sweden bankruptcy court. Although a recovery under Swedish bankruptcy law is not assured, if it occurs any recovery will be a set-off in the Montreal action against Allgon’s parent, Advantech.

The Company is not a party to any other material legal proceeding which is expected to have a material adverse effect on our consolidated financial statements or results of operations. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information Relating to our Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “ENWV.” The following table sets forth the high and low daily sales prices per share of our common stock, as reported by the NASDAQ Global Market.

	High	Low

Fiscal Year Ended December 31, 2008
First Quarter	$7.69	$5.56
Second Quarter	$7.53	$5.38
Third Quarter	$7.00	$4.77
Fourth Quarter	$5.49	$1.93
Fiscal Year Ended December 31, 2009
First Quarter	$2.51	$1.36
Second Quarter	$3.08	$1.71
Third Quarter	$3.43	$2.24
Fourth Quarter	$3.05	$2.25

The last reported sale price of our common stock on the NASDAQ Global Market on February 5, 2010 was $2.58 per share. As of February 5, 2010, there were approximately 92 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our capital stock. Because we currently intend to retain any future earnings to fund the development and growth of our business, we do not anticipate paying any cash dividends in the near future.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of the end of December 31, 2009.

Number of
Securities
Remaining
Available
for Issuance
Under Equity
	Number of	Weighted-	Compensation
	Securities to be	Average	Plans
	Issued Upon	Exercise	(Excluding
	Exercise of	Price of	Securities
	Outstanding	Outstanding	Reflected in
Plan Category	Options	Options	Column (a))(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,010,561	$2.31	4,784,937	(2)
Equity compensation plans not approved by security holders	0	0	0

Total	1,010,561	$2.31	4,784,937

(1)	The number of shares that may be issued under the 2007 Equity Incentive Plan is increased automatically on January 1 of each year, beginning in 2008 and ending in 2012, by a number of shares equal to the lesser of (i) six percent of the number of shares of our common stock outstanding (assuming conversion of all outstanding shares of preferred stock) on such date, (ii) 1,500,000 shares and (iii) such lower number of shares as determined by our board of directors prior to such date.

(2)	Includes 363,832 shares issuable under the 2000 Employee Stock Purchase Plan.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2004 in (i) our common stock, (ii) the NASDAQ Stock Market Index (U.S. Companies) and (ii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Endwave Corporation, The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

	12/04	12/05	12/06	12/07	12/08	12/09
Endwave Corporation	100.00	67.51	62.06	41.66	13.75	13.98
NASDAQ Composite	100.00	101.41	114.05	123.94	73.43	105.89
NASDAQ Telecommunications	100.00	91.66	119.67	132.55	77.09	107.17

*	$100 invested on 12/31/04 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2009, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in any future periods.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$19,502	$38,696	$44,329	$51,833	$40,534
Cost of product revenues	14,791	26,227	30,399	34,992	26,815
Other operating expenses	15,651	17,741	16,820	17,369	13,258
Income (loss) from continuing operations	(10,626)	(3,964)	670	2,002	1,293
Income (loss) from discontinued operations	17,571	(10,787)	(6,071)	(3,347)	(2,167)
Net income (loss)	$6,945	$(14,751)	$(5,401)	$(1,345)	$(874)
Basic net income (loss) per share	$0.73	$(1.60)	$(0.47)	$(0.12)	$(0.08)
Diluted net income (loss) per share	$0.73	$(1.60)	$(0.37)	$(0.10)	$(0.07)

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$66,465	$45,348	$48,957	$67,587	$22,415
Total assets	77,116	70,340	82,589	100,653	53,149
Long-term obligations, less current portion	765	73	116	231	385
Total stockholders’ equity	71,952	62,041	71,848	89,398	43,083

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, manufacture and market radio frequency, or RF, products that enable the transmission, reception and processing of high frequency RF signals.

On April 30, 2009, we entered into an Asset Purchase Agreement with Microsemi Corporation (“Microsemi”) pursuant to which Microsemi purchased our Defense and Security RF module business, including all of the outstanding capital stock of our subsidiary, Endwave Defense Systems Incorporated. As consideration, Microsemi assumed certain liabilities associated exclusively with the Defense and Security RF module business and paid $28.0 million in cash. Additionally, as part of the sale, approximately 130 employees associated with the Defense and Security RF module business transferred to Microsemi. Accordingly, we reclassified the results of our Defense and Security RF module business as a discontinued operation in our consolidated statements of operations for all periods presented in this Annual Report on Form 10-K, and all amounts set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operation reflect such reclassification.

As a result of the divestiture of our Defense and Security RF module business in April 2009, our products now consist of two key product lines:

•	Our transceiver modules that serve as the core RF sub-system in digital microwave radios are produced for telecommunication network original equipment manufacturers and system integrators located throughout the world, collectively referred to in this report as telecom OEMs. Telecom OEMs that purchased our modules accounted for nearly all of our revenues during 2009. Total revenues from our two largest telecom OEM customers, Nokia Siemens Networks and its manufacturing partner, SRI Radio Systems, and Nera ASA accounted for 88% of our 2009 revenues.

•	Our semiconductor product line consists of a wide variety of monolithic microwave integrated circuits, or MMICs, including amplifiers, voltage controlled oscillators, up and down converters, variable gain amplifiers, voltage variable attenuators, fixed attenuators and filters. These devices are used not only in microwave radio transceiver modules, but may also find wide application in other types of telecommunications systems, as well as defense, homeland security, instrumentation and consumer systems. Our semiconductor product line was formally introduced to the market in the latter part of 2009 and has not yet become a significant source of revenue for us.

Markets and Diversification Strategy

Telecommunications market.  Most of our RF modules are deployed in telecommunication networks, carrier class trunking networks and point-to-point transmission networks. Our target customers for these applications are telecom OEMs. Telecom OEMs provide the equipment used by service providers to deliver voice, data and video services to businesses and consumers.

Non-telecommunication markets.  Our RF semiconductors are also designed into various applications outside of the telecommunication network market, including defense and homeland security markets. Our target customers in the defense market include defense systems integrators and their subcontractors that design aerospace systems, defense systems and weapons and electronics platforms for both domestic and foreign defense customers. Our target customers in the homeland security market include those utilizing the properties of high-frequency RF energy to create new systems designed to detect and identify security threats.

2009 Revenues.  Due to the divestiture of our Defense and Security RF module business and associated reclassification of such business as a discontinued operation, telecom OEMs accounted for nearly all of our total revenues in 2009. During 2009, total revenues from continuing operations decreased by $19.2 million, or 50%, from 2008. The demand for our products has declined relative to prior periods as the mobile communication industry has been impacted by the global economic downturn and credit crisis. Additionally, during the second half of 2009 a key legacy product for a major customer’s radio platform experienced a rapid and unanticipated drop in sales while sales of our new module designs supporting next-generation radios were just beginning their production ramp. The revenues from the new module designs did not offset the decline in revenues from the legacy product.

Current market outlook.  The funding of the installation and enhancement of mobile communication networks integrating our products often relies on the availability of credit. Assuming global economic conditions continue to stabilize, we currently estimate revenues in 2010 will be higher than revenues in 2009. We believe revenue growth, if any, will be due to the ramp of our new module designs supporting next-generation radios that began production ramp late in 2009 as well as from our semiconductor product line which we announced in September 2009.

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

Revenue Recognition

Our primary customers are telecom OEMs and other systems integrators that incorporate our products into their systems. We recognize product revenues at the time title passes, which is generally upon product shipment or when withdrawn from a consignment location, coupled with persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenues. Alternatively, where a development contract specifies defined progress gates or milestones tied to payments, revenue is recognized on a pro rata basis matching the milestones. Revenues attributable to development fees were insignificant during 2007, 2008 and 2009. The costs incurred under these development agreements are included in research and development expenses.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. Our allowance was $64,000 at December 31, 2008 and $19,000 at December 31, 2009. The decrease in our allowance from December 31, 2008 is primarily due to the sale of our Defense and Security RF module business in April 2009 which included the accounts receivable and related allowance for that division. If actual credit losses were to be significantly greater than the reserves we have established, our selling, general and administrative expenses would increase.

Warranty Reserves

We generally offer a 12 to 30 month warranty on all of our products. We record a liability based on estimates of the costs that may be incurred under our warranty obligations and charge to cost of product revenues the amount of such costs at the time revenues are recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. At

December 31, 2008 and 2009 our warranty reserves were $2.4 million and $1.1 million, respectively. The decrease in our reserves from December 31, 2008 is primarily due to the sale of our Defense and Security RF module business in April 2009 which included the related warranty reserve for that division. We periodically assess the adequacy of our recorded warranty reserve and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecast, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.

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

Stock-Based Compensation

Our stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of our stock compensation is accounted for as an equity instrument.

We estimate the fair value of stock options and shares under our stock purchase plan using the Black-Scholes valuation model. The fair value of each option grant and the right to purchase shares under our stock purchase plan are estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with assumptions concerning expected dividend yield, stock price volatility, risk free interest rate and expected life of the award.

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

Long-Lived Assets

We periodically review our property and equipment for possible impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges. Significant assumptions and estimates include the projected cash flows based upon estimated revenues and expense growth rates and the discount rate applied to expected cash flows. In addition, our depreciation policy reflects judgments on the estimated useful lives of assets.

During the fourth quarter of 2008, we reviewed our long-lived assets for indicators of impairment. Based on reduced estimates of future revenues and future negative cash flow, we identified potential indicators of impairment. As a result, we compared the fair value of our long-lived assets to their carrying value. Based on our discounted future cash flow and revenue projections, we recorded non-cash impairment charges of $2.1 million for all of our remaining intangible assets with a defined useful life. These assets relate to the Defense and Security RF module business and have been included in the income (loss) for discontinued operations line on the consolidated statements of operations. As a result, we have no remaining intangible assets with a defined useful life.

Goodwill and Intangible Assets with an Indefinite Life

We are required to assess the carrying value of goodwill and other intangible assets with an indefinite life annually or whenever circumstances indicate that a decline in value may have occurred. During the fourth quarter of 2008, based on the fair value of our common stock relative to our book value, revised estimates for our future revenues and the continued worsening of the global economy, we determined that indicators of potential impairment were present. Based on the fair market value of the business and our discounted future cash flow and revenue projections, we recorded non-cash impairment charges of $3.0 million for goodwill and $1.1 million for intangible assets with an indefinite life. These assets relate to the Defense and Security RF module business and have been included in the income (loss) for discontinued operations line on the consolidated statements of operations. As a result, we have no remaining intangible assets with a defined useful life.

Fair Value Measurement

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of December 31, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

Business Combinations

For our business combinations, the purchase price of an acquired company is allocated between the intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The valuation of intangible assets is based on an income approach methodology that values the intangible assets based on the future cash flows that could potentially be generated by the asset over its estimated remaining life discounted to its present value utilizing an appropriate weighted average cost of capital. As a result of business acquisitions, the allocation of the purchase price to goodwill and intangible assets could have a significant impact on our future operating results.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated in dollars and as a percentage of total revenues.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenues:
Product revenues	$19,502	$38,593	$44,114
Development fees	—	103	215

Total revenues	19,502	38,696	44,329

Costs and expenses:
Cost of product revenues	14,791	26,227	30,399
Research and development	5,483	6,764	6,518
Selling, general and administrative	7,760	10,977	10,302
Restructuring	2,408	—	—

Total costs and expenses	30,442	43,968	47,219

Loss from continuing operations	(10,940)	(5,272)	(2,890)
Interest and other income, net	209	1,242	3,562

Income (loss) from continuing operations before provision (benefit) for income taxes	(10,731)	(4,030)	672
Provision (benefit) for income taxes	(105)	(66)	2

Income (loss) from continuing operations	(10,626)	(3,964)	670
Income (loss) from discontinued operations, net of tax	17,571	(10,787)	(6,071)

Net income (loss)	$6,945	$(14,751)	$(5,401)

	Year Ended December 31,
	2009	2008	2007
	(As a percentage of total revenues)

Revenues:
Product revenues	100.0%	99.7%	99.5%
Development fees	—	0.3	0.5

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product revenues	75.9	67.8	68.6
Research and development	28.1	17.5	14.7
Selling, general and administrative	39.8	28.3	23.2
Restructuring	12.3	—	—

Total costs and expenses	156.1	113.6	106.5

Loss from continuing operations	(56.1)	(13.6)	(6.5)
Interest and other income, net	1.1	3.2	8.0

Income (loss) from continuing operations before provision (benefit) for income taxes	(55.0)	(10.4)	1.5
Provision (benefit) for income taxes	(0.5)	(0.2)	—

Income (loss) from continuing operations	(54.5)	(10.2)	1.5
Income (loss) from discontinued operations, net of tax	90.1	(27.9)	(13.7)

Net income (loss)	35.6%	(38.1)%	(12.2)%

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

Total revenues

	Year Ended December 31,
	2009	2008	% Change
	(In thousands)

Total revenues	$19,502	$38,696	(49.6)%
Product revenues	$19,502	$38,593	(49.5)%
Development fees	$—	$103	(100.0)%

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

Total revenues decreased by $19.2 million, or 50%, from 2008 to 2009. The demand for our products has declined relative to prior periods as the mobile communication industry has been impacted to a significant degree by the current global economic downturn and credit crisis. Additionally, during the second half of 2009 a key legacy product for a major customer’s radio platform experienced a rapid and unanticipated drop in sales while sales of our new module designs supporting next-generation radios were just beginning their production ramp. The revenues from the new module designs did not offset the decline in revenues from the legacy product.

During 2010, we expect revenues to be higher relative to 2009 due to the stabilization of the global economic conditions. Additionally, we believe we will see revenue growth from our new module designs supporting next generation based radios that began production ramp late in 2009 as well as from our semiconductor product line we announced in September 2009.

Cost of product revenues

	Year Ended December 31,
	2009	2008	% Change
	(In thousands)

Cost of product revenues	$14,791	$26,227	(43.6)%
Percentage of revenues	75.9%	67.8%

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

During 2009, the cost of product revenues as a percentage of revenues increased compared to 2008, primarily due to the decreased absorption of our overhead costs resulting from decreased production, continued pricing pressure resulting in lower product margins, an $878,000 increase in inventory reserves due to excess material related to a rapid and unanticipated drop in sales of a legacy product for a major customer’s radio platform and an $86,000 increase in reserve for material related to a product built for a customer currently in bankruptcy liquidation. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $100,000 during 2009 and $85,000 during 2008.

We continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.

Research and development expenses

	Year Ended December 31,
	2009	2008	% Change
	(In thousands)

Research and development expenses	$5,483	$6,764	(18.9)%
Percentage of revenues	28.1%	17.5%

Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.

During 2009, we undertook certain restructuring activities to reduce expenses which resulted in a decrease of 21 product and process engineering employees and $808,000 in associated personnel-related expenses. In addition, during 2009, research and development costs decreased compared to 2008 due to a decrease of $317,000 for stock-based compensation expenses and a decrease of $209,000 for project-related expenses.

During 2010, we expect research and development expenses to be lower relative to 2009 in absolute dollar terms, as the restructuring activities we undertook in 2009 will fully impact our 2010 results.

Selling, general and administrative expenses

	Year Ended December 31,
	2009	2008	% Change
	(In thousands)

Selling, general and administrative expenses	$7,760	$10,977	(29.3)%
Percentage of revenues	39.8%	28.3%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, marketing, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.

During 2009 sales and marketing expenses were $2.2 million compared to $3.3 million in 2008. During 2009, we undertook certain restructuring activities to reduce expenses which resulted in a decrease of three sales and marketing employees and $498,000 in associated personnel-related expenses. In addition, during 2009 sales and marketing expenses decreased compared to 2008 due to a decrease of $250,000 for stock-based compensation expenses and a decrease of $184,000 for bad debt expenses.

During 2009 general and administrative expenses were $5.6 million compared to $7.7 million in 2008. During 2009, we undertook certain restructuring activities to reduce expenses which resulted in a decrease of ten general and administrative employees and $798,000 in associated personnel-related expenses. In addition, during 2009, general and administrative expenses decreased compared to 2008 primarily due to a decrease of $468,000 for professional fees and a decrease of $320,000 for stock-based compensation expenses.

During 2010, we expect selling, general and administrative expenses to be lower relative to 2009 in absolute dollar terms, as the restructuring activities we undertook in 2009 will fully impact our 2010 results.

Restructuring

	Year Ended December 31,
	2009	2008	% Change
	(In thousands)

Restructuring	$2,408	$—	100.0%

During the first quarter of 2009, we undertook certain restructuring activities to reduce expenses. These terminations affected all areas of our operations. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with employee terminations. The net charge for these restructuring activities in the first quarter of 2009 was $1.2 million and the restructuring activities are expected to be substantially completed by the end of the first quarter of 2010. Of this amount, approximately $182,000 has been included in income (loss) from discontinued operations.

During the second quarter of 2009, we undertook certain additional restructuring activities to reduce expenses. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with employee terminations. The net charge for these restructuring activities in the second quarter of 2009 was $243,000 and is expected to be substantially completed by the end of the first quarter of 2010. Of this amount, approximately $39,000 has been included in income (loss) from discontinued operations.

During the fourth quarter of 2009, we undertook certain additional restructuring activities to reduce expenses. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with employee terminations. The net charge for these restructuring activities in the fourth quarter of 2009 was $1.2 million and is expected to be substantially completed by the end of the third quarter of 2012.

At December 31, 2008, we had 228 employees. At December 31, 2009, we had 54 employees. The decrease in employees was due to the restructuring mentioned above and the sale of our Defense and Security RF module business to Microsemi.

Interest and other income, net

	Year Ended December 31,
	2009	2008	% Change
	(In thousands)

Interest and other income, net	$209	$1,242	(83.2)%

Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location, which ended in June 2009, and gains and losses related to foreign currency transactions.

The decrease in interest and other income from 2008 to 2009 was primarily the result of decreased interest earned on our investments. Interest rates decreased significantly from the prior year, especially on the highest rated investment vehicles, leading to lower interest income.

During 2009, we earned $205,000 of interest income and recognized $76,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location, which was partially offset by banking charges and losses on foreign currency transactions. During 2008, we earned $1.1 million of interest income and recognized $154,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location, which was partially offset by banking charges and losses on foreign currency transactions.

Our functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency are remeasured into the functional currency at the time of the transaction. Foreign currency transaction losses consist of the remeasurement gains and losses that arise from exchange rate fluctuations related to our operations in Thailand. During 2009 and 2008, we recorded foreign currency transaction losses of $15,000 and $59,000, respectively.

Income tax expense (benefit)

	Year Ended December 31,
	2009	2008	% Change
	(In thousands)

Income tax expense (benefit)	$(105)	$(66)	59.1%

During 2009 and 2008, we recorded an income tax benefit of $105,000 and $66,000, respectively, due to a benefit from refundable research and development tax credits in the United States. No other income tax expense (benefit) has been recorded because we have incurred operating losses that cannot be benefitted due to a full valuation allowance.

Discontinued Operations

	Year Ended December 31,
	2009	2008	% Change
	(In thousands)

Income (loss) from discontinued operations, net of tax	$17,571	$(10,787)	(262.9)%

On April 30, 2009, we entered into an Asset Purchase Agreement with Microsemi pursuant to which Microsemi purchased our Defense and Security RF module business including all of the outstanding capital stock of Endwave Defense Systems Incorporated. As consideration, Microsemi assumed certain liabilities associated exclusively with the Defense and Security RF module business and paid $28.0 million in cash.

We classified the results of the Defense and Security RF module business as a discontinued operation in our consolidated statements of operations for all periods presented. During 2009, we recognized income from discontinued operations of $17.6 million net of tax expenses. The income was a result of the gain on sale of the discontinued operations of $19.6 million partially offset by a $2.0 million loss from the discontinued operations in 2009. During 2008, we recognized loss from discontinued operations of $10.8 million, which included

$6.1 million of impairment charges for the Defense and Security RF module business’ goodwill and intangible assets.

Year ended December 31, 2008 compared to year ended December 31, 2007

Total revenues

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Total revenues	$38,696	$44,329	(12.7)%
Product revenues	$38,593	$44,114	(12.5)%
Development fees	$103	$215	(52.1)%

Product revenues decreased by $5.5 million, or 13%, from 2007 to 2008. The decrease in product revenues was primarily attributable to decreased revenues from the former Siemens product lines of Nokia Siemens Networks as they reduced purchases of legacy products that historically have been outsourced to us.

The decrease in development fees from 2008 to 2007 was attributable to decreased development of custom-designed products for our new and existing customers.

Cost of product revenues

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Cost of product revenues	$26,227	$30,399	(13.7)%
Percentage of revenues	67.8%	68.6%

During 2008, the cost of product revenues as a percentage of revenues decreased due primarily to a change in product mix favoring certain higher margin products, partially offset by increased inventory reserves associated with a customer of ours that filed for bankruptcy protection during the fourth quarter of 2008. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to $85,000 during 2008 and $258,000 during 2007.

Research and development expenses

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Research and development expenses	$6,764	$6,518	3.8%
Percentage of revenues	17.5%	14.7%

During 2008, research and development expenses increased both as a percentage of total revenues and in absolute dollars compared to 2007. The increase in research and development expenses was primarily attributable to an increase of $183,000 in personnel-related expenses and an increase of $63,000 for stock based compensation.

Selling, general and administrative expenses

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Selling, general and administrative expenses	$10,977	$10,302	6.6%
Percentage of revenues	28.3%	23.2%

During 2008, selling, general and administrative expenses increased both as a percentage of total revenues and in absolute dollars compared to 2007. During 2008, sales and marketing expenses were $3.3 million compared to $2.7 million in 2007. The increase in sales and marketing expenses were primarily attributable to an increase of $155,000 in personnel-related expenses and an increase of $315,000 for a reserve on a note receivable from one of our customers. We originally set up a note receivable in the third quarter of 2008 as one of our customers was unable to meet the terms of their accounts receivable to us. During the fourth quarter of 2008 this customer filed for bankruptcy protection and we therefore reserved a significant portion of the remaining note receivable.

During 2008 general and administrative expenses were $7.7 million compared to $7.6 million in 2007. The increase in general and administrative expenses was primarily attributable to an increase of $531,000 in personnel-related expenses was partially offset by a decrease of $168,000 for public company related expenses, a decrease of $117,000 for professional services and a decrease of $92,000 for stock-based compensation.

Interest and other income, net

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Interest and other income, net	$1,242	$3,562	(65.1)%

The decrease in interest and other income, net during 2008 was primarily the result of decreased interest earned on our investments. We had a lower cash and investment balance due to our stock repurchase in the fourth quarter of 2007 and our acquisition of ALC during the second quarter of 2007. Additionally, interest rates have decreased significantly from the prior year, especially on the highest rated investment vehicles, leading to lower interest income. During 2008, we earned $1.1 million of interest income and recognized $154,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions. During 2007, we earned $3.5 million of interest income and recognized $154,000 of other income from the amortization of the deferred gain from our sale of the Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions.

During 2008 and 2007, we recorded a foreign currency loss of $59,000 and $17,000, respectively.

Income tax expense (benefit)

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Income tax expense (benefit)	$(66)	$2	(3,400)%

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

Discontinued Operations

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Income (loss) from discontinued operations, net of tax	$(10,787)	$(6,071)	77.7%

We classified the results of the Defense and Security RF module business as a discontinued operation in our consolidated statements of operations for all periods presented. During 2008, we recognized loss from discontinued operations of $10.8 million which included $6.1 million of impairment charges for the Defense and Security RF module business’ goodwill and intangible assets. During 2007, we recognized loss from discontinued operations of $6.1 million, net of tax.

Liquidity and Capital Resources

At December 31, 2009, we had $55.2 million of cash and cash equivalents, $11.3 million in short-term investments, working capital of $70.7 million and no long-term or short-term debt outstanding. The following table sets forth selected consolidated statements of cash flows data for our three most recent fiscal years.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net cash provided by (used in) operating activities	$(4,098)	$2,373	$8,799
Net cash provided by (used in) investing activities	27,892	(4,072)	25,449
Net cash provided by (used in) financing activities	632	417	(15,953)
Net cash used in discontinued operations	(3,266)	(3,724)	(5,467)
Cash, cash equivalents, restricted cash, short-term and long-term investments at end of period	$66,465	$45,948	$48,982

During 2009, operating activities used $4.1 million of cash as compared to generating $2.4 million of cash in 2008. Our net loss from continuing operations adjusted for depreciation and other non-cash items, was a loss of $7.5 million in 2009 as compared to $375,000 in 2008. The remaining provision of $3.4 million of cash in 2009 was primarily due to a $4.7 million decrease in inventory and a $665,000 increase in accounts payable which were partially offset by a $767,000 increase in other assets, a $706,000 decrease in accrued warranty and a $462,000 increase in accounts receivable.

During 2008, $2.4 million of cash was generated by operating activities as compared to $8.8 million in 2008. Our net loss from continuing operations adjusted for depreciation and other non-cash items, was a loss of $375,000 in 2008 as compared to income of $4.3 million in 2007. The remaining provision of $2.7 million in cash in 2008 was primarily due to a $5.0 million decrease in accounts receivable partially offset by a $1.7 million decrease in accounts payable, a $600,000 decrease in accrued warranty and a $308,000 increase in inventory.

During 2009, investing activities provided $27.9 million of cash compared to using $4.1 million of cash in 2008. The source of cash in 2009 was due to the $28.0 million proceeds from sale of our Defense and Security RF module business and a $600,000 decrease in restricted cash which were partially offset by a purchase of $396,000 of property and equipment and a net $312,000 purchase of investments.

During 2008, investing activities used $4.1 million of cash compared to providing $25.4 million of cash in 2007. The use of cash by investing activities in 2008 was primarily due to the purchase of $1.3 million in property and equipment, a net $1.2 million purchase of investments, the $1.0 million final payment for the purchase of ALC and a $575,000 increase in restricted cash.

During 2009, financing activities provided cash of $632,000 as compared to $417,000 in 2008. During 2009, we received $331,000 from the exercise of stock options and $317,000 from the proceeds of stock issuance which was partially offset by capital lease payments.

During 2008, financing activities provided cash of $417,000 as compared to using cash of $16.0 million in 2007. During 2008, we received $791,000 in cash from the proceeds of stock issuance which was partially offset by $356,000 of payments we made related to the common stock we repurchased in 2007 and capital lease payments.

At December 31, 2009, we had a net unrealized gain of $15,000 related to $11.3 million of investments in nine debt securities. The increase in the value of these investments is primarily related to changes in interest rates. The investments all mature during 2010 and we believe that we have the ability and intent to hold these investments until the maturity date. Realized gains were $57,000 in 2008. Realized gains and losses were insignificant for the years ended December 31, 2009 and 2007. We recorded a foreign currency a translation gain of $12,000 in 2008 and a translation loss of $12,000 in 2007. There were no such losses in 2009.

In January 2010, we entered into a Stock Purchase Agreement with Oak Investment Partners XI, Limited Partnership, or Oak, pursuant to which we repurchased the 300,000 shares of Endwave Series B Preferred Stock held by Oak for $36.0 million in cash. Such shares had entitled to Oak to a liquidation preference equal to its original investment of $45.0 million before any proceeds from a liquidation or sale of Endwave would have been paid to the holders of our common stock.

We believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. With the exception of operating leases discussed in the notes to the consolidated financial statements included in this report, we have not entered into any off-balance sheet financing arrangements and we have not established or invested in any variable interest entities. We have not guaranteed the debt or obligations of other entities or entered into options on non- financial assets. The following table summarizes our future cash obligations for operating leases, capital leases and purchase obligations, excluding interest, at December 31, 2009:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Contractual Obligations:
Capital lease obligations, including interest	$15	$12	$3	$—	$—
Operating lease obligations	1,039	508	446	85	—
Purchase obligations	2,178	2,178	—	—	—

Total	$3,232	$2,698	$449	$85	$—

We have purchase obligations to certain suppliers. In some cases the products we purchase are unique and have provisions against cancellation of the order. At December 31, 2009, we had approximately $2.2 million of purchase obligations, which are due within the following 12 months.

Other Long-Term Liabilities

At December 31, 2009, we had $765,000 of other long-term liabilities consisting of a $638,000 long-term liabilities for restructuring, $124,000 for income taxes and $3,000 related to our capital lease.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. We do not expect these new standards to significantly impact our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk based on changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we invest our cash primarily in investments with short maturities. As of December 31, 2009, our investments in our portfolio were classified as cash equivalents and short-term investments. The cash equivalents and short-term investments consisted primarily of United States treasury notes, United States government agency notes, United States government money market funds, Prime money market fund, corporate notes and commercial paper. Since our investments consist of cash equivalents and short-term investments, a change in interest rates would not have a material effect on our consolidated financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.

Currently, all sales to international customers are denominated in United States dollars and, accordingly, we are not exposed to foreign currency rate risks in connection with these sales. However, if the dollar were to strengthen relative to other currencies that could make our products less competitive in foreign markets and thereby lead to a decrease in revenues attributable to international customers. We currently pay a number of expenses related to our Thai personnel and office in Thai Bhat. During 2009, the total payments made in Thai Bhat were $804,000 and we recorded a related foreign currency transaction loss of $15,000.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Endwave Corporation:

We have audited the accompanying balance sheets of Endwave Corporation and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endwave Corporation and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Burr Pilger Mayer, Inc.

San Jose, California
March 24, 2010

ENDWAVE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$55,158	$33,998
Short-term investments	11,307	11,350
Accounts receivable, net of allowance for doubtful accounts of $19 in 2009 and $64 in 2008	3,009	4,762
Inventories	4,879	14,454
Other current assets	788	738

Total current assets	75,141	65,302
Property and equipment, net	1,796	4,220
Other assets	179	218
Restricted cash	—	600

Total assets	$77,116	$70,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,726	$2,263
Accrued warranty	1,087	2,439
Accrued compensation	590	2,811
Restructuring liabilities, short-term	570	—
Other current liabilities	426	713

Total current liabilities	4,399	8,226
Restructuring liabilities, long-term	638	—
Other long-term liabilities	127	73

Total liabilities	5,164	8,299

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 300,000 shares issued and outstanding in 2009 and 2008, respectively	43,092	43,092
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,684,756 and 9,345,442 shares issued and outstanding in 2009 and 2008, respectively	10	9
Additional paid-in capital, common stock	309,755	306,763
Accumulated other comprehensive income	15	42
Accumulated deficit	(280,920)	(287,865)

Total stockholders’ equity	71,952	62,041

Total liabilities and stockholders’ equity	$77,116	$70,340

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)

Revenues:
Product revenues	$19,502	$38,593	$44,114
Development fees	—	103	215

Total revenues	19,502	38,696	44,329

Costs and expenses:
Cost of product revenues*	14,791	26,227	30,399
Research and development*	5,483	6,764	6,518
Selling, general and administrative*	7,760	10,977	10,302
Restructuring	2,408	—	—

Total costs and expenses	30,442	43,968	47,219

Loss from continuing operations	(10,940)	(5,272)	(2,890)
Interest and other income, net	209	1,242	3,562

Income (loss) from continuing operations before provision (benefit) for income tax expenses	(10,731)	(4,030)	672
Provision (benefit) for income taxes	(105)	(66)	2

Income (loss) from continuing operations	(10,626)	(3,964)	670
Income (loss) from discontinued operations, net of tax* (Note 12)	17,571	(10,787)	(6,071)

Net income (loss)	$6,945	$(14,751)	$(5,401)

Basic net income (loss) per share from continuing operations	$(1.12)	$(0.43)	$0.06
Basic net income (loss) per share from discontinued operations	$1.85	$(1.17)	$(0.53)
Basic net income (loss) per share	$0.73	$(1.60)	$(0.47)
Diluted net income (loss) per share from continuing operations	$(1.12)	$(0.43)	$0.05
Diluted net income (loss) per share from discontinued operations	$1.85	$(1.17)	$(0.42)
Diluted net income (loss) per share	$0.73	$(1.60)	$(0.37)
Shares used in computing basic net income (loss) per share	9,526,358	9,211,110	11,563,716
Shares used in computing diluted net income (loss) per share	9,526,358	9,211,110	14,777,747

* Includes the following amounts related to stock-based compensation:
Cost of product revenues	$150	$385	$292
Research and development	326	643	580
Selling, general and administrative	1,509	2,079	2,178
Income (loss) from discontinued operations, net of tax	355	988	1,064

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of						Accumulated
	Convertible	Convertible	Shares of		Additional		Other
	Preferred	Preferred	Common	Common	Paid-In	Treasury	Comprehensive	Accumulated
	Stock	Stock	Stock	Stock	Capital	Stock	Income (Loss)	Deficit	Total
	(In thousands, except for share data)

Balance as of December 31, 2006	300,000	$43,107	11,556,946	$12	$314,096	$(79)	$(25)	$(267,713)	$89,398
Change in unrealized gain on short-term investments	—	—	—	—	—	—	31	—	31
Foreign currency translation adjustment	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	(5,401)	(5,401)

Comprehensive loss	—	—	—	—	—	—	—	—	(5,382)
Exercise of stock options	—	—	24,685	—	145	—	—	—	145
Repurchase and retirement of common stock	—	—	(2,504,847)	(3)	(17,202)	—	—	—	(17,205)
Issuance of common stock under employee stock purchase plan	—	—	97,838	—	766	—	—	—	766
Stock-based compensation	—	—	—	—	4,141	—	—	—	4,141
Issuance costs from the sale of preferred stock and warrants	—	(15)	—	—	—	—	—	—	(15)

Balance as of December 31, 2007	300,000	43,092	9,174,622	9	301,946	(79)	(6)	(273,114)	71,848
Change in unrealized gain on short-term investments	—	—	—	—	—	—	36	—	36
Foreign currency translation adjustment	—	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	—	(14,751)	(14,751)

Comprehensive loss	—	—	—	—	—	—	—	—	(14,703)
Exercise of stock options	—	—	2,748	—	5	—	—	—	5
Retirement of common stock	—	—	(39,150)	—	(79)	79	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	207,222	—	791	—	—	—	791
Stock-based compensation	—	—	—	—	4,100	—	—	—	4,100

Balance as of December 31, 2008	300,000	43,092	9,345,442	9	306,763	—	42	(287,865)	62,041
Change in unrealized gain on short-term investments	—	—	—	—	—	—	(27)	—	(27)
Net income	—	—	—	—	—	—	—	6,945	6,945

Comprehensive loss	—	—	—	—	—	—	—	—	6,918
Exercise of stock options	—	—	198,079	1	330	—	—	—	331
Issuance of common stock under employee stock purchase plan	—	—	141,235	—	317	—	—	—	317
Stock-based compensation	—	—	—	—	2,345	—	—	—	2,345

Balance as of December 31, 2009	300,000	$43,092	9,684,756	$10	$309,755	$—	$15	$(280,920)	$71,952

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities:
Net income (loss)	$6,945	$(14,751)	$(5,401)
Income (loss) from discontinued operations	17,571	(10,787)	(6,071)

Income (loss) from continuing operations, net of tax	(10,626)	(3,964)	670
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	779	595	580
Stock compensation expense	1,985	3,107	3,050
Amortization of investments, net	328	(43)	1
Loss (gain) on the sale of land and equipment	—	(13)	4
Gain on sale of investments	—	(57)	—
Changes in operating assets and liabilities:
Accounts receivable	(462)	4,963	542
Inventories	4,724	(308)	7,344
Other assets	(767)	251	(81)
Accounts payable	665	(1,675)	(1,405)
Accrued warranty	(706)	(600)	(598)
Accrued compensation, restructuring and other current and long term liabilities	(18)	117	(1,308)

Net cash provided by (used in) operating activities	(4,098)	2,373	8,799

Investing activities:
Proceeds from sale of discontinued operations	28,000	—	—
Purchase of ALC Microwave, Inc., net of cash acquired	—	(1,027)	(5,771)
Change in restricted cash	600	(575)	236
Purchases of property and equipment	(396)	(1,295)	(503)
Proceeds from sale of property and equipment	—	74	11
Purchases of investments	(31,827)	(19,731)	(57,756)
Proceeds on sales and maturities of investments	31,515	18,482	89,232

Net cash provided by (used in) investing activities	27,892	(4,072)	25,449

Financing activities:
Issuance costs from the sale of preferred stock and warrants	—	—	(15)
Common stock repurchased	—	(356)	(16,849)
Payments on capital leases	(16)	(23)	—
Proceeds from exercises of stock options	331	5	145
Proceeds from issuance of common stock	317	791	766

Net cash provided by (used in) financing activities	632	417	(15,953)

Effect of foreign exchange rate changes on cash and cash equivalents	—	12	(12)

Cash flows from discontinued operations:
Operating activities	(2,472)	(2,526)	(4,902)
Investing activities	(794)	(1,198)	(565)
Financing activities	—	—	—

Net cash used in discontinued operations	(3,266)	(3,724)	(5,467)

Net change in cash and cash equivalents	21,160	(4,994)	12,816
Cash and cash equivalents at beginning of year	33,998	38,992	26,176

Cash and cash equivalents at end of year	$55,158	$33,998	$38,992

Supplemental disclosure of cash flow information:
Non-cash transactions:
Fixed assets acquired under capital lease	$—	$—	$36

Change in unrealized gain (loss) on investments	$(27)	$36	$31

Capitalized stock-based compensation	$5	$5	$27

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Endwave Corporation (“Endwave” or the “Company”) designs, manufactures and markets radio frequency, or RF, products that enable the transmission, reception and processing of high frequency RF signals. As a result of the divestiture of the Company’s Defense and Security RF module business in April 2009, the Company’s products now consist of two key product lines:

•	The Company’s transceiver modules that serve as the core RF sub-system in digital microwave radios are produced for telecommunication network original equipment manufacturers and system integrators located throughout the world, collectively referred to in this report as telecom OEMs.

•	The Company’s semiconductor product line consists of a wide variety of monolithic microwave integrated circuits, or MMICs, including amplifiers, voltage controlled oscillators, up and down converters, variable gain amplifiers, voltage variable attenuators, fixed attenuators and filters. These devices are used not only in microwave radio transceiver modules, but may also find wide application in other types of telecommunications systems, as well as defense, homeland security, instrumentation and consumer systems.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements of Endwave include the financial results of its Defense and Security RF module business as a discontinued operation for all periods presented and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated.

On April 30, 2009, the Company sold its Defense and Security RF module business to Microsemi Corporation (“Microsemi”). The Company’s financial statements have been presented to reflect the Defense and Security RF module business as a discontinued operation for all periods presented. See additional discussion at Note 12, Discontinued Operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s primary customers are telecom original equipment manufacturers (“OEM”) and other systems integrators that integrate the Company’s products into their systems. The Company recognizes product revenues at the time title passes, which is generally upon product shipment and when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. After title passes, there are no customer acceptance requirements or other remaining obligations and customers do not have a right of return. Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenues. The costs incurred under these development agreements are expensed as incurred and included in research and development expenses.

Warranty

The warranty periods for the Company’s products are between 12 and 30 months from date of shipment. The Company provides for estimated warranty expense at the time of shipment. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component suppliers, its warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.

Changes in the Company’s accrued warranty during the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)

Balance at January 1	$2,439	$2,712
Warranties accrued	690	793
Warranties settled or reversed	(1,314)	(1,066)
Warranties transferred due to sale of the Defense and Security RF module business	(728)	—

Balance at December 31	$1,087	$2,439

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

During the second quarter of 2009, the restricted cash was released as Microsemi assumed the Company’s building lease in Folsom, California as a result of the sale of the Company’s Defense and Security RF module business to Microsemi on April 30, 2009. See additional discussion at Note 12, Discontinued Operations.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory Valuation

Inventories are stated at the lower of standard cost (determined on a first-in, first-out basis) or market (net realizable value). Standard costs approximate average actual costs. The Company makes inventory provisions for estimated excess and obsolete inventory based on management’s assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the fourth quarter of 2009, the Company incurred an $878,000 write-down of inventory due to excess material related to a rapid and unanticipated drop in sales of a legacy product.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements and assets acquired under capital lease are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets. Repairs and maintenance costs are charged to expense as incurred.

Depreciable
Life

Software	3 years
Leasehold improvements	2 to 5 years
Machinery and equipment	5 to 7 years

Long-Lived Assets

The Company reviews long-lived assets for impairment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, or a significant reduction in projected future cash flows.

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

The Company has adopted the accounting standard which provides guidance on the provisions of accounting for uncertainty in income taxes. It provides guidance on accounting for uncertainty in income taxes recognized in the consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the Company’s accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company recognizes stock-based compensation for stock-based awards exchanged for employee services. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.

The Company has elected the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method provides a simplified method to establish the beginning balance of the additional paid-in capital pool, or APIC Pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding.

The Company uses the “with and without” approach to determine the order in which its tax attributes are utilized. The “with and without” approach results in the recognition of the windfall stock option tax benefits after all other tax attributes have been considered in the annual tax accrual computation. The Company will only recognize a benefit from stock-based compensation in paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to it have been utilized. In addition, the Company has elected to account for the indirect benefits of stock-based compensation on items such as the alternative minimum tax, the research tax credit or the domestic manufacturing deduction through the consolidated statements of operations rather than through paid-in capital.

The Company accounts for stock options issued to nonemployees based on the fair value of the awards also determined using the Black-Scholes option-pricing model. The fair value of stock options granted to nonemployees is remeasured as the stock options vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statement of operations during the period the related services are rendered.

Research and Development Expenses

Research and development expenses are charged to operating expenses as incurred and consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.

Concentration of Risk

The Company is potentially subject to significant concentrations of credit risk including cash equivalents, short-term investment, trade receivables and inventories.

The Company sells its products primarily to telecom OEMs and other systems integrators. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and excess and obsolete inventory. Concentrations of credit risk with respect to trade accounts receivable and inventories are due to the few number of entities comprising the Company’s customer base.

Revenues from two customers accounted for 70% and 18%, respectively, of the Company’s total revenues in 2009. As of December 31, 2009, two customers accounted for 47% and 39%, respectively, of the Company’s accounts receivable. Revenues from one customer accounted for 83% of total revenues in 2008. As of December 31, 2008, two customers accounted for 31% and 12%, respectively, of the Company’s accounts receivable. Two customers accounted for 76% and 18%, respectively, of total revenues in 2007. In addition, the Company has purchased significant inventory balances to support these customers.

In 2009, 2008, and 2007, 97%, 97% and 99%, respectively, of the Company’s total revenues were derived from sales invoiced and shipped to customers outside the United States.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company outsources the assembly and testing of most of its products to a Thailand facility of HANA Microelectronics Co., Ltd., or HANA, a contract manufacturer. The Company plans to continue this arrangement as a key element of its operating strategy. If HANA does not provide the Company with high quality products and services in a timely manner, or terminates its relationship with the Company, the Company may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of the Company’s products could be delayed or lost and the Company’s reputation could be harmed. The Company’s manufacturing agreement with HANA currently expires in October 2010 but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with the Company.

The Company utilizes a number of customized components that need to be qualified by our customers. This means that components in our products cannot be easily changed without the risks and delays associated with requalification. Accordingly, while a number of the components used in the Company’s products are made by multiple suppliers, the Company may effectively have single source suppliers for some of these components. In addition, the Company currently purchases a number of components from single source suppliers. Any delay or interruption in the supply of these or other components could impair the Company’s ability to manufacture and deliver products, harm the Company’s reputation and cause a reduction in revenues.

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

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

Investments:
Commercial paper	$799	$—	$—	$799
United States government agency	8,759	5	(2)	8,762
Corporate securities	1,734	12	—	1,746

Total	$11,292	$17	$(2)	$11,307

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

Investments:
Commercial paper	$1,791	$2	$(3)	$1,790
United States government agency	6,690	35	—	6,725
Corporate securities	2,827	10	(2)	2,835

Total	$11,308	$47	$(5)	$11,350

At December 31, 2009, the Company had $11.3 million of short-term investments with maturities of less than one year and no long-term investments.

At December 31, 2009, the Company had unrealized gains of $17,000 related to $5.6 million of investments in debt securities and unrealized losses of $2,000 related to $4.9 million of investments in debt securities. These securities were in an unrealized loss position for a period of less than one year. The investments mature through 2010 and the Company believes that it has the ability and intent to hold these investments until the maturity date. Realized gains were $57,000 for the years ended December 31, 2008. Realized gains and losses were insignificant for the years ended December 31, 2009 and 2007.

The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s intent and ability not to sell the investment for a period of time sufficient to allow for any anticipated recovery in market value. If the Company believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is the Company’s policy to write down the investment to reduce its carrying value to fair value.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Quoted Prices in
	Balance as of	Active Markets of	Significant Other
	December 31,	Identical Assets	Observable Inputs
	2009	(Level 1)	(Level 2)

Assets:
Cash equivalents:
Money market funds	$54,097	$54,097	$—
Short-term investments:
Commercial paper	799	—	799
United States government agency	8,762	—	8,762
Corporate securities	1,746	—	1,746

Total	$65,404	$54,097	$11,307

Liabilities:	$—	$—	$—

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of December 31, 2009, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

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

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its available-for-sale securities and gains and losses resulting from foreign exchange translations represent the only components of comprehensive income (loss) excluded from the reported net income (loss) and are displayed in the statements of stockholders’ equity.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2009	2008

Accumulated other comprehensive income:
Foreign currency translation adjustments	$—	$—
Unrealized gain on investments	15	42

Total	$15	$42

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include convertible preferred stock, warrants to purchase convertible preferred stock, stock options to purchase common stock, and shares to be purchased in connection with the Company’s employee stock purchase plan.

The shares used in the computation of the Company’s basic and diluted net income (loss) per common share were as follows:

	Year Ended December 31,
	2009	2008	2007

Weighted average common shares outstanding — basic	9,526,358	9,211,110	11,563,716
Dilutive effect of convertible preferred stock	—	—	3,000,000
Dilutive effect of employee stock options	—	—	208,655
Dilutive effect of the Company’s stock purchase plan	—	—	5,376

Weighted average common shares outstanding — diluted	9,526,358	9,211,110	14,777,747

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Years Ended December 31,
	2009	2008	2007

Convertible preferred stock	3,000,000	3,000,000	—
Stock options to purchase common stock	1,010,561	3,008,917	1,603,065
Warrant to purchase convertible preferred stock	—	900,000	900,000
Shares issuable under the employee stock purchase plan	46,113	128,589	—

In 2009 and 2008, basic and diluted net loss per share is the same due to the Company’s loss from continuing operations. In 2007, stock options to purchase common stock and the warrant to purchase convertible preferred stock were not included in the net income per share calculations as their inclusion would have been antidilutive as the exercise prices for those options and warrant are greater than the average market price of the Company’s common stock.

Advertising Costs

The Company expenses all advertising costs as incurred and the amounts were not material for any of the periods presented.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. The Company does not expect these new standards to significantly impact its consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. The Company does not expect these new standards to significantly impact its consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. The Company does not expect these new standards to significantly impact its consolidated financial statements.

3.	Goodwill and Other Intangible Assets

Goodwill

During the fourth quarter of 2008, the Company determined that indicators of potential impairment were present based on the fair value of the Company’s common stock relative to its book value, revised estimates for future revenues and the continued worsening of the global economy. As a result, the Company assessed the carrying value of acquired goodwill and intangible assets with an indefinite life for impairment. Based on the fair market value of the business and the Company’s discounted future cash flow and revenue projections, the Company recorded a non-cash impairment charge of $3.0 million for goodwill, $1.6 million associated with the purchase of JCA Technology, Inc. (“JCA”) in July 2004 and $1.4 million associated with the purchase of ALC Microwave, Inc. (“ALC”) in April 2007. The impairment charges are included in loss from discontinued operations.

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

During the fourth quarter of 2008, the Company reviewed its long-lived assets for indicators of impairment. Based on reduced estimates of future revenues and future negative cash flow, the Company identified potential indicators of impairment. As a result, the Company compared the fair value of its long-lived assets to their carrying value. Based on the Company’s discounted future cash flow and revenue projections, the Company recorded a non-cash impairment charge of $2.1 million for intangible assets with a defined useful life. The impairment charges represent the excess of the carrying value of these assets over their fair value. The impairment charges are included in loss from discontinued operations.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company assessed the carrying value of intangible assets with an indefinite life for impairment. Based on the fair market value of the business and the Company’s discounted future cash flow and revenue projections, the Company recorded non-cash impairment charges of $1.1 million for the intangible asset with an indefinite life. The impairment charges are included in discontinued operations.

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Developed technology	$3,130	$(3130)	$—
Tradename	1,290	(1,290)	—
Customer relationships	1,680	(1,680)	—
Customer backlog	700	(700)	—
Non-compete agreement	370	(370)	—

Total intangible assets	$7,170	$(7,170)	$—

The amortization of developed technology was a charge to cost of product revenues and was $596,000 and $548,000 in 2008 and 2007, respectively. Amortization of all other intangible assets was a charge to operating expenses and was $716,000, and $531,000 in 2008 and 2007, respectively. All amortization charges have been reclassified to income (loss) from discontinued operations as they related to intangible assets of the Defense and Security RF module business.

4.	Inventories

Inventories comprised the following at December 31 (in thousands):

	2009	2008

Raw materials	$4,046	$8,452
Work in process	292	1,574
Finished goods	541	4,428

Total	$4,879	$14,454

Included in inventories at December 31, 2008 was $4.9 million related to the Defense and Security RF module business which was sold in April 2009. See additional discussion at Note 12, Discontinued Operations.

5.	Note Receivable

During the third quarter of 2008, the Company was issued a note receivable by one of its customers, Allgon Microwave Corporation AB (“Allgon”), which previously failed to meet the terms of its account payable to the Company. The note was in the principal amount of $545,000, with payments of $25,000 due on a weekly basis. The note was to be paid in full by the end of the first quarter of 2009.

During the third and fourth quarters of 2008, Allgon made the first five payments under the note. However, during the fourth quarter of 2008, Allgon went in default on the note and filed for bankruptcy protection. At the time of default, the note receivable balance was $420,000. Based on Allgon’s bankruptcy liquidation and the related estimates of payments to Allgon’s creditors, the Company reserved 100% or $420,000 of the remaining balance of the note receivable.

Subsequent to Allgon’s default on the note receivable, the Company filed a complaint alleging that Allgon’s parent company, Advantech Advanced Microwave Technologies Inc. of Montreal, Canada (“Advantech”), had breached its contractual obligations with the Company and owes the Company $994,500 including the note

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable, purchased inventory and authorized and accepted purchase orders resulting in shippable finished goods. See additional discussion at Note 11, Commitments and Contingencies.

6.	Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2009	2008

Machinery and equipment	$8,135	$14,591
Software	1,064	1,038
Leasehold improvements	605	1,225

	9,804	16,854
Less accumulated depreciation	(8,008)	(12,634)

Property and equipment, net	$1,796	$4,220

Included in property and equipment, net at December 31, 2008 was $2.1 million related to the Defense and Security RF module business which was sold in April 2009. See additional discussion at note 12, Discontinued Operations.

During the first quarter of 2009, the Company occupied a lease in Salem, New Hampshire. For this property, the Company capitalized $99,000 of leasehold improvements that will be depreciated over the remaining life of the lease ending in 2013.

During the third quarter of 2006, the Company moved its corporate headquarters to San Jose, California. For this property, the Company capitalized $496,000 of leasehold improvements that will be depreciated over the remaining life of the lease ending in 2011.

During the second quarter of 2004, the Company finalized the sale of its land and buildings located in Diamond Springs, California. The Company received $4.3 million for the land and buildings, net of related closing costs and legal fees. The net book value of the property on the date of sale was $3.5 million. At the time of the closing, the Company entered into a five-year operating lease with the new owner for one of the buildings. As a result of the sale-leaseback transaction, the Company recognized a gain of $770,000 on a straight-line basis over the term of the lease, which expired in June 2009. Deferred gain recognized on the sale-leaseback was approximately $76,000, $154,000, and $154,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in interest and other income, net in the consolidated statements of operations.

At December 31, 2009, the Company had $36,000 of capital leased equipment with an accumulated depreciation of $25,000 which is included in machinery and equipment. At December 31, 2008, the Company had $66,000 of capital leased equipment with an accumulated depreciation of $32,000 which is included in machinery and equipment. The decrease in the Company’s capital leased equipment from December 31, 2008 is primarily due to the sale of the Defense and Security RF module business in April 2009 which included the capital leased equipment and related depreciation for that division.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Segment Disclosures

The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end users may be located elsewhere. The Company’s total revenues by billing location for the years ended December 31 were as follows (in thousands):

	2009		2008		2007

United States	$605	3.1%	$1,064	2.7%	$247	0.6%
Finland	9,997	51.3%	31,266	80.8%	29,567	66.7%
Germany	3,567	18.3%	—	0.0%	—	0.0%
Hungary	1,595	8.2%	1,223	3.2%	1,308	3.0%
Italy	49	0.2%	732	1.9%	3,462	7.8%
Norway	56	0.3%	70	0.2%	3,551	8.0%
Slovakia	3,478	17.8%	3,288	8.5%	2,934	6.6%
Rest of the world	155	0.8%	1,053	2.7%	3,260	7.3%

Total	$19,502	100.0%	$38,686	100.0%	$44,329	100.0%

For the year ended December 31, 2009, revenues from Nokia Siemens Networks and its manufacturing partner, SRI Radio Systems, and Nera accounted for 70% and 18% of total revenues, respectively. For the year ended December 31, 2008, revenues from Nokia Siemens Networks, accounted for 83% of total revenues. For the year ended December 31, 2007, Nokia Siemens Networks (including Nokia and Siemens AG revenues for 2007 prior to their merger) and Nera accounted for 76% and 18% of total revenues, respectively.

Substantially all long-lived assets are located in the United States of America and Thailand.

8.	Stock-Based Compensation

Stock Option Exchange

2009 Exchange Offer

On August 11, 2009, the Company filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission. The tender offer related to an offer by the Company to certain optionholders to exchange some or all of their outstanding stock option grants to purchase shares of the Company’s common stock granted under the Company’s 2007 Equity Incentive Plan with an exercise price per share greater than $5.00 for new option grants at an exchange ratio of three old options for one new option. The exchange offer was made to employees and directors of the Company who, as of the date the exchange offer commenced, were actively employed and held 1,570,938 eligible options. The exchange offer expired on September 9, 2009. 1,559,113 options participated in the exchange offer and were exchanged for 519,624 new options. The new options primarily have a two-year vesting period. All new options have an exercise price of $2.53 per share, the closing price of the Company’s common stock on September 10, 2009.

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 Exchange Offer

On January 4, 2008, the Company filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission. The tender offer related to an offer by the Company to certain optionholders to exchange some or all of their outstanding stock option grants under the Company’s 2007 Equity Incentive Plan with an exercise price per share greater than or equal to $21.47 for new option grants. The exchange offer was made to employees and directors of the Company who, as of the date the exchange offer commenced, were actively employed by or otherwise providing services to the Company and held eligible option grants. The exchange offer expired on February 6, 2008. A total of 331,950 stock options were eligible to participate in the exchange offer and a total of 327,921 options were exchanged. The exercise price of the new option grants was $6.59, the closing price of the Company’s common stock on February 7, 2008.

The exchange of original options for new options was treated as a modification of the original options, As such, the Company will continue to incur compensation cost for the incremental difference between the fair value of the new options and the fair value of the original options immediately before modification, reflecting the current facts and circumstances on the modification date, over the expected term of the new options. The incremental expense related to the Exchange Offer was $607,000 prior to forfeitures.

Stock Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.

The effect of recording stock-based compensation for the years ended December 31 were as follows (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007

Stock-based compensation expense by type of award:
Employee stock options	$2,166	$3,434	$3,653
Employee stock purchase plan	179	666	488
Amounts capitalized into inventory during the year	(46)	(65)	(60)
Amounts capitalized as inventory and expensed	41	60	33

Total stock-based compensation	2,340	4,095	4,114
Tax effect on stock-based compensation	—	—	—

Total stock-based compensation expense	$2,340	$4,095	$4,114

Impact on basic and diluted net income (loss) per share	$(0.25)	$(0.44)	$(0.36)

During the year ended December 31, 2009, the Company granted options to purchase 1,082,924 shares of common stock, including 519,624 options granted as part of the 2009 exchange offer noted above. The 519,624 options granted as part of the 2009 exchange offer had an estimated total grant-date fair value of $661,000 or $1.27 per option. The remaining 563,300 options had an estimated total grant-date fair value of $596,000 or $1.06 per option. The total estimated grant-date fair value of all 1,082,924 options granted was $1.3 million. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was a total of $274,000.

During the three months ended June 30, 2009, the Company fully accelerated the vesting of 165,600 options in connection with the closing of the Microsemi transaction and certain restructuring activities. The Company

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded additional stock-based compensation expense of $66,000 relating to the incremental value of the fully vested modified awards.

During the three months ended December 31, 2009, the Company fully accelerated the vesting of 223,352 options in connection with certain restructuring activities. The Company recorded additional stock-based compensation expense of $164,000 relating to the incremental value of the fully vested modified awards.

During the year ended December 31, 2008, the Company granted options to purchase 1,025,821 shares of common stock, including 327,921 options granted as part of the 2008 exchange offer noted above. The 327,921 options granted as part of the 2008 exchange offer had an estimated total grant-date fair value of $607,000 or $1.85 per option. The remaining 697,900 options had an estimated total grant-date fair value of $2.2 million or $3.20 per option. The total estimated grant-date fair value of all 1,025,821 options granted was $2.8 million. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was a total of $810,000.

During the year ended December 31, 2007, the Company granted options to purchase 796,150 shares of its common stock with an estimated total grant date fair value of $5.0 million. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $1.5 million.

As of December 31, 2009, the unrecorded stock-based compensation balance related to all stock options was $615,000, net of estimated forfeitures, and will be recognized over an estimated weighted-average employee service period of 1.1 years. As of December 31, 2009, the unrecorded deferred stock-based compensation balance related to the stock purchase plan was $200,000 and will be recognized over an estimated weighted average employee service period of 0.5 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007

Stock Option Plans
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	70%	70%	70%
Risk free interest rate	1.43 - 2.53%	1.80 - 3.39%	3.77 - 4.80%
Expected life of options in years	4.1 years	3.6 years	4.0 years

The fair value of shares under the employee stock purchase plan is estimated using the Black-Scholes valuation model and the graded-vesting method with the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007

Employee Stock Purchase Plan
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	51%	51%	51%
Risk free interest rate	0.16 - 0.95%	1.61 - 4.74%	3.97 - 4.67%
Expected life of options in years	1.2 years	1.1 - 1.2 years	1.2 years

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the Company’s observed historical option exercise behavior and post-vesting forfeitures of options by employees.

The weighted average grant date fair value for options granted during 2009, 2008 and 2007 was $1.16, $2.77, and $6.34, per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $145,000, $7,000, $152,000, respectively.

The weighted average grant date fair value of purchase rights granted under the employee stock purchase plan during the year was $0.59, $1.17, $2.53 for 2009, 2008, and 2007, respectively.

9.	Stockholders’ Equity

Preferred Stock and Warrant Purchase Agreement

The Company had 5,000,000 shares of convertible preferred stock authorized as December 31, 2009 and 2008.

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

The fair value of the common stock on the commitment date was $13.35 per share. Because the effective conversion price of the Series B preferred stock was in excess of this amount, the issuance of the Series B preferred

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock and Warrant did not result in a deemed dividend and beneficial conversion feature. The warrant expired on April 24, 2009.

On January 21, 2010, the Company repurchased all 300,000 shares of its preferred stock held by Oak Investment Partners XI, Limited Partnership for $36.0 million in cash. This represented 3,000,000 shares of Endwave common stock on an as-converted basis. Such shares had entitled Oak to a liquidation preference equal to its original investment of $45.0 million before any proceeds from a liquidation or sale of the company would have been paid to the holders of Endwave’s common stock.

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

At December 31, 2009, the Company had reserved 4,421,105 shares of common stock for issuance in connection with its stock option plans, 363,832 shares in connection with its employee stock purchase plan and 3,000,000 shares in connection with the conversion of the outstanding preferred stock. On January 21, 2010, the Company repurchased all 300,000 shares of its preferred stock.

Employee Stock Purchase Plan

In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan (“Purchase Plan”). All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the Purchase Plan. The price paid for the Company’s common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the Purchase Plan or the date of purchase. During 2009, there were 141,235 shares issued under the Purchase Plan at a weighted average price of $2.25 per share. During 2008, there were 207,222 shares issued under the Purchase Plan at a weighted average price of $3.82 per share. In 2007, there were 97,838 shares issued under the Purchase Plan at a weighted average price of $7.83 per share.

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

The Company’s 2007 Stock Option Plan (the “2007 Plan”) was adopted in July 2007 as the successor and continuation of the 2000 Plan and provides for the issuance of options to purchase common stock to directors, employees, and consultants. The 2007 Plan provides for annual reserve increases to the number of authorized shares beginning January 1, 2008 through January 1, 2012. Under the 2007 Plan, incentive stock options are granted under the plan at exercise prices not less than fair value and non-statutory stock options are granted at an exercise price not less than 85% of the fair value on the date of grant, as determined by the closing sales price of the Company’s common stock. Options granted under the 2007 Plan generally have a ten-year term. Options vest and become exercisable as specified in each individual’s option agreement, generally over a two to four year period. Subject to approval by the Company’s board of directors, options may be exercised early; however, in such event the unvested shares are subject to a repurchase option by the Company upon termination of the individual’s employment or services. As of December 31, 2009, the 2007 Plan provides for the issuance of up to 1,010,561 shares of common stock to directors, employees and consultants upon the exercise of options outstanding.

The Company’s 2000 Non-Employee Directors’ Stock Option Plan (“Director Plan”) was adopted in October 2000. The Director Plan provides for non-statutory stock option grants to non-employee directors. New non-employee directors receive an initial grant of 20,000 shares when an individual first becomes a non-employee director of the Company and each non-employee director receives an annual automatic grant of 10,000 shares (which will be reduced pro-rata if an individual did not serve as a director for the full year of the preceding fiscal year). Options granted under the plan to non-employee directors are granted at fair market value on the date of grant, provide for monthly vesting over a one-year period and have a ten-year term. As of December 31, 2009, the Director Plan provides for the issuance of up to 1,823 shares of common stock to non-employee directors upon the exercise of options outstanding.

The Company granted options to non-employee directors to purchase 117,143 and 60,000 shares of the Company’s common stock under the 2007 Plan for the years ended December 31, 2009 and 2008, respectively. The Company granted options to non-employee directors to purchase 30,000 shares of the Company’s common stock under the 2007 Plan for the year ended December 31, 2007.

The Company’s equity incentive program is a broad-based, long-term retention program designed to align stockholder and employee interests. Upon exercise of stock options, the Company issues shares from the shares reserved under the Company’s stock option plans.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under the equity incentive plans for the indicated periods:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)

Outstanding at December 31, 2006	1,732,669	$13.59
Options granted	796,150	12.10
Options exercised	(24,685)	5.88
Options cancelled	(38,698)	13.46

Outstanding at December 31, 2007	2,465,436	1.91
Options granted	1,025,821	6.44
Options exercised	(2,748)	1.90
Options cancelled	(479,592)	23.66

Outstanding at December 31, 2008	3,008,917	9.23
Options granted	1,082,924	2.21
Options exercised	(198,079)	1.67
Options cancelled	(2,883,201)	9.54

Outstanding at December 31, 2009	1,010,561	$2.31	6.67	$252

Options vested and exercisable and expected to be exercisable at December 31, 2009	922,014	$2.32	6.41	$230
Options vested and exercisable at December 31, 2009	439,125	$2.24	3.00	$153

At December 31, 2009, the Company had 4,421,105 options available for grant under its stock option plans. For the year ended December 31, 2009, 47 options expired.

The following table summarizes information concerning outstanding and exercisable options:

				Options Vested and
				Exercisable
				At December 31,
	Options Outstanding at December 31, 2009			2009
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price

$0.76 - $1.21	12,396	$1.13	2.78	12,396	$1.13
$1.81 - $1.81	331,584	$1.81	5.61	177,181	$1.81
$1.93 - $2.40	92,957	$2.15	6.17	54,657	$1.97
$2.53 - $2.53	504,583	$2.53	7.31	152,572	$2.53
$2.55 - $6.10	59,854	$2.82	8.63	36,804	$2.91
$6.59 - $16.00	9,187	$8.51	7.37	5,515	$9.00

	1,010,561	$2.31	6.67	439,125	$2.24

At December 31, 2008 and 2007, options to purchase 1,585,385 and 1,368,825 shares of common stock were exercisable at weighted average exercise prices of $9.77 and $14.53 per share, respectively.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Restructuring

During the first quarter of 2009, the Company undertook certain restructuring activities to reduce expenses (“First Quarter 2009 Restructuring Plan”). The Company terminated the employment of 33 employees in order to reduce the Company’s cost structure. These terminations affected all areas of the Company’s operations. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with the employee terminations. The net charge for these restructuring activities was $1.2 million and is expected to be substantially completed by the end of the first quarter of 2010. Of this amount, approximately $182,000 has been included in the discontinued operations line item on the consolidated statements of operations.

During the second quarter of 2009, the Company undertook certain additional restructuring activities to reduce expenses (“Second Quarter 2009 Restructuring Plan”). The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with the employee terminations. The net charge for these restructuring activities was $243,000 and is expected to be substantially completed by the end of the first quarter of 2010. Of this amount, approximately $39,000 has been included in the discontinued operations line item on the consolidated statements of operations.

During the fourth quarter of 2009, the Company undertook certain additional restructuring activities to reduce expenses (“Fourth Quarter 2009 Restructuring Plan”). The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with the employee terminations. The net charge for these restructuring activities was $1.2 million and is expected to be substantially completed by the end of the third quarter of 2012.

Restructuring
(In thousands)

First Quarter 2009 Restructuring Plan charge	$1,249
Second Quarter 2009 Restructuring Plan charge	258
Fourth Quarter 2009 Restructuring Plan charge	1,198
Cash payments	(1,421)
Restructuring charge adjustment	(76)

Accrual at December 31, 2009	$1,208

At December 31, 2009, $570,000 and $638,000 of accrued restructuring charges are included in other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheet. The $638,000 long term restructuring liability has been recorded at its fair value based on an assumed interest rate of 5.0%, which represents the current market rate of interest at which the Company could borrow. The Company will recognize interest expense associated with amortizing the $77,000 discount on this liability over the 30 month term of the restructuring payout. The amount related to 2009 was insignificant.

The Company’s restructuring estimates will be reviewed and revised quarterly and may result in an increase or decrease to restructuring charges.

11.	Commitments and Contingencies

Commitments

The Company leases its office, manufacturing and design facilities in San Jose, California, Chiang Mai, Thailand, Salem, New Hampshire and Folsom, California under non-cancelable lease agreements, which expire in various periods through November 2013. Rent expense under the operating leases was approximately $692,000, $616,000, and $639,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future annual minimum lease payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2009 are as follows (in thousands):

Years Ending December 31,

2010	$508
2011	356
2012	90
2013	85

Total	$1,039

Future annual minimum lease payments under non-cancelable capital leases as of December 31, 2009 are as follows (in thousands):

Years Ending December 31,

2010	$12
2011	3

15
Less amount representing interest	1

Present value of future minimum lease payments	14
Less current portion	11

Long-term portion	$3

The amounts due under capital leases are included in other current and long-term liabilities on the consolidated balance sheet.

Purchase Obligations

The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At December 31, 2009, the Company had approximately $2.2 million of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

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

12.	Discontinued Operations

On April 30, 2009, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Microsemi, pursuant to which Microsemi purchased the Company’s Defense and Security RF module business including all of the outstanding capital stock of Endwave Defense Systems, Incorporated (“EDSI”). As consideration, Microsemi assumed certain liabilities associated exclusively with the Defense and Security RF module business, including the Company’s building lease in Folsom, California, and paid $28.0 million in cash. The Purchase Agreement contains representations and warranties as to the Defense and Security RF module business

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that survive for two years following the closing. In connection with the transaction, the Company entered into an indemnification agreement pursuant to which the Company agreed to indemnify Microsemi for environmental, product liability and intellectual property infringement claims related to the Company’s operation of the Defense and Security RF module business prior to the closing date, as well as for any other excluded liability, and Microsemi agreed to indemnify the Company for any claims related to the operation of the Defense and Security RF module business following the closing date and for any other assumed liability, subject in some cases to a customary deductible and limitation on maximum damages.

Concurrently with the closing of the acquisition, the Company entered into a transition services agreement and an employee transition services agreement with Microsemi pursuant to which the Company agreed to provide to Microsemi for a limited period of time certain transitional services, including accounting, human resources, information technology and product supply services.

The Company classified the results of the Defense and Security RF module business as a discontinued operation in the Company’s consolidated statements of operations for all periods presented. The results of operations for the Defense and Security RF module business classified as discontinued operations are as follows (in thousands):

	2009	2008	2007
	(In thousands)

Revenues of discontinued operations	$5,313	$19,558	$12,147

Loss from discontinued operations	(2,028)	(10,787)	(6,071)
Gain on sale of discontinued operations, net of tax	19,599	—	—

Net income (loss) from discontinued operations, net of tax	$17,751	$(10,787)	$(6,071)

The $19.6 million gain on sale of discontinued operations, net of tax, included the following: $28.0 million of cash received from Microsemi offset by $647,000 of deal fees, $9.1 million of assets transferred to Microsemi and $1.3 million of liabilities assumed by Microsemi.

13.	Income Taxes

Consolidated loss before income tax expense (benefit) includes non-U.S. loss of approximately $804,000, $853,000 and $768,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recorded a current tax benefit of $105,000 and $66,000 for year ended December 31, 2009 and 2008, respectively, and a current tax expense of $2,000 year ended December 31, 2007.

	Years Ended December 31,
	2009	2008	2007

Current income tax expense (benefit):
Federal	$(105)	$(57)	$—
State	—	(9)	2

	(105)	66)	2

Deferred income tax expense (benefit):
Federal	—	—	—
State	—	—	—

	$(105)	$(66)	$2

As of December 31, 2009, the Company had a federal net operating loss carryforward of approximately $200.1 million. The Company also had federal research and development tax credit carryforwards of approximately

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.3 million. These net operating loss and credit carryforwards are currently expiring and will continue to do so through 2029, if not utilized.

As of December 31, 2009, the Company had a state net operating loss carryforward of approximately $75.7 million. The net operating losses will begin expiring in 2012, if not utilized. The Company also has state research and development tax credit carryforwards and miscellaneous credit carryforwards of approximately $2.3 million. The credits will carryforward indefinitely, if not utilized.

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

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$65,302	$72,666
Net research credit	1,830	1,650
Other	7,422	8,181

Total deferred tax assets	74,554	82,497
Valuation allowance for deferred tax assets	(74,554)	(82,497)

Deferred tax assets	—	—
Deferred tax liabilities:
Intangible assets	—	—

Net deferred tax assets (liabilities)	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The valuation allowance decreased by $7.9 million during 2009 and increased by $3.9 million, and $400,000 during 2008 and 2007, respectively.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account. Therefore, these amounts are no longer included in our gross or net deferred tax assets. The benefit of these stock options will only be recorded to equity when they reduce cash taxes payable. As of December 31, 2009, the Company had federal and state net operating loss carryforwards being accounted for in this memo account of $22.0 million.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s income tax expense (benefit) differed from the amount computed by applying the statutory U.S. federal income tax rate to the loss before income taxes as follows (in thousands):

	2009	2008	2007
	(In thousands)

Expense (Benefit) from income taxes at statutory rate	$2,394	$(5,186)	$(1,883)
State taxes	—	(9)	2
Losses for which no benefit is taken	1,380	3,757	1,583
Non-deductible stock compensation	68	295	272
Sale of discontinued operation	(3,646)	—	—
Goodwill impairment	—	1,045	—
Other	(301)	32	28

Total	$(105)	$(66)	$2

The aggregate changes in the balance of gross unrecognized tax benefits during the year were as follows (in thousands):

Total
(In thousands)

Balance at January 1, 2007	$2,544
Increases related to current year tax positions	73
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—

Balance at December 31, 2007	2,617
Increases related to current year tax positions	54
Increases related to prior year tax positions	37
Decreases related to prior year tax positions	—

Balance at December 31, 2008	2,708
Increases related to current year tax positions	95
Increases related to prior year tax positions	34
Decreases related to prior year tax positions	(330)

Balance at December 31, 2009	$2,507

If the ending balance of $2.5 million of unrecognized tax benefits at December 31, 2009 were recognized, approximately $124,000 would affect the effective income tax rate. In accordance with the Company’s accounting policy, it recognizes interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009, the Company had no accrued interest and/or penalties. The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state income tax returns. Tax years 1994 through 2009 remain subject to examination by the appropriate government agencies due to tax loss carryovers from those years.

14.	401(k) Plan

Substantially all regular employees of the Company meeting certain service requirements are eligible to participate in the Company’s 401(k) employee retirement plan. Employee contributions are limited to the maximum

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount allowed under the Internal Revenue Code. The Company may match contributions based upon a percentage of employee contributions up to a maximum of 4% of employee compensation. Company contributions under these plans were $71,000, $281,000, and $233,000 and for 2009, 2008 and 2007, respectively. During 2009, the Company suspended its match of contributions.

15.	Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2009:
Total revenues	$7,242	$5,580	$3,126	$3,554
Cost of product revenues	4,819	4,237	2,369	3,366
Loss from continuing operations	(2,593)	(1,957)	(2,634)	(3,442)
Income (loss) from discontinued operations	(1,067)	18,597	41	—
Net income (loss)	(3,660)	16,640	(2,593)	(3,442)
Basic and diluted net income (loss) per share	$(0.39)	$1.76	$(0.27)	$(0.36)
2008:
Total revenues	$10,460	$12,093	$10,871	$5,272
Cost of product revenues	7,119	7,976	7,005	4,127
Loss from continuing operations	(160)	(48)	(173)	(3,583)
Income (loss) from discontinued operations	(1,776)	(712)	(826)	(7,473)
Net loss	(1,936)	(760)	(999)	(11,056)
Basic and diluted net loss per share	$(0.21)	$(0.08)	$(0.11)	$(1.19)

16.	Subsequent Events

On January 21, 2010, the Company repurchased all 300,000 shares of its preferred stock held by Oak Investment Partners XI, Limited Partnership for $36.0 million in cash. This represented 3,000,000 shares of Endwave common stock on an as-converted basis. Such shares had entitled Oak to a liquidation preference equal to its original investment of $45.0 million before any proceeds from a liquidation or sale of the Company would have been paid to the holders of Endwave’s common stock. The shares were initially acquired by Oak Investment Partners in April 2006. In connection with the share repurchase, Eric Stonestrom, Oak’s designee to Endwave’s board of directors, resigned from the board of directors.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of December 31, 2009, our internal control over financial reporting is effective.

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

Our directors and executive officers, their ages as of February 5, 2010 and their positions with us, as well as certain biographical information of these individuals, are as follows:

Name	Age	Position

John J. Mikulsky	64	Chief Executive Officer, President and Director
Curt P. Sacks	39	Chief Financial Officer, Senior Vice President and Secretary
Steven F. Layton	55	Senior Vice President of Sales and Marketing
Daniel P. Teuthorn	46	Senior Vice President of Product Development and Operations
Edward C.V. Winn(1)(2)(3)	71	Chairman of the Board of Directors
Joseph J. Lazzara(1)(2)(3)	58	Director
John F. McGrath, Jr.(1)	45	Director
Wade Meyercord(2)(3)	69	Director

(1)	Member of the Audit Committee

(2)	Member of the Nominating and Governance Committee

(3)	Member of the Compensation Committee

The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and the experiences, qualifications, attributes or skills that caused the Nominating and Governance Committee of the Board to determine that the person should serve as a director for the Company. The Nominating and Governance Committee of the Board considers a number of factors to determine the qualifications of prospective Board members including the integrity, experience, judgment, commitment, skills and expertise appropriate for the Company.

John J. Mikulsky, has served as our President and Chief Executive Officer since December 1, 2009. From August 2005 until November 2009, Mr. Mikulsky served as our Chief Operating Officer and Executive Vice President. From May 2001 until August 2005, Mr. Mikulsky served as our Chief Marketing Officer and Executive Vice President, Marketing and Business Development. From May 1996 until April 2001, Mr. Mikulsky served as our Vice President of Product Development. From 1993 until 1996, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, a provider of analytical services to the semiconductor and disk drive industries. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for its Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an S.M. in Management from the Sloan School at the Massachusetts Institute of Technology. We believe Mr. Mikulsky’s extensive industry knowledge and experience, including his nearly 14 years at Endwave as a Vice President and an Officer, in both technical and leadership roles, qualify him to sit on our Board of Directors.

Curt P. Sacks has served as Chief Financial Officer since June 2009. Prior to that, he served as Vice President of Finance and Corporate Controller since February 2006. He joined the company in 2004 as Corporate Controller, after serving in this capacity for two successive companies — first, for Com21, Inc., a manufacturer of system solutions for the broadband access market; and next with Finisar, Inc., — a manufacturer of high-speed communication equipment for data and storage. Prior to 1998, Mr. Sacks worked in corporate finance at 3Com Corporation and as an auditor for Deloitte & Touche LLP. Mr. Sacks is a C.P.A. (inactive) in California with a B.A. in Business-Economics from the University of California, Los Angeles.

Steven F. Layton has served as Senior Vice President of Sales and Marketing, reporting to John Mikulsky, CEO since December 2009. Mr. Layton is responsible for all sales and marketing activities, including marketing communications and manufacturing of our independent representative network. Mr. Layton served as Senior Vice

President of Telecom from 2005 to 2009. From 2003 to 2005, Mr. Layton served as Vice President of Sales for Endwave. He joined Endwave in 1998 as Director of Sales with over 20 years of engineering sales experience in the microwave/millimeter wave telecommunications industry. Prior to Endwave, Mr. Layton was the Director of Sales for VertiCom, Inc. from 1995 to 1998 where he was responsible for establishing sales channels and launching products for the SatCOM and terrestrial communications markets. Mr. Layton holds a B.S. in engineering from the University of Hawaii and a B.S. in business from the University of Maryland. Mr. Layton is a graduate of the Stanford Executive Institute and Harvard General Management Program.

Daniel P. Teuthorn has served as Senior Vice President of Product Development & Operations, reporting to John Mikulsky, CEO since December 2009. Mr. Teuthorn is responsible for setting the technology strategy and overall management of the Endwave product development and advanced device design teams. Additionally, Mr. Teuthorn is responsible for Endwave’s Supply Chain Management and Quality Assurance departments. Since joining Endwave in 1994, Mr. Teuthorn has progressed in his responsibilities during his tenure at Endwave, holding Engineering Manager, Director of Engineering and Vice President of Engineering positions. Prior to Endwave, from 1989 to 1994, Mr. Teuthorn was the Senior Microwave Engineer responsible for the YIG oscillator product line at Ferretec Inc. Mr. Teuthorn began his career at Litton Solid State in the position of Microwave Engineer from 1986 to 1989. Mr. Teuthorn holds a B.S. in electrical engineering from the University of California, Davis, an M.S. in electrical engineering from Santa Clara University, and M.B.A. degrees from the Haas School of Business at the University of California, Berkeley, and the Columbia Business School at Columbia University.

Edward C.V. Winn has served as director of Endwave since July 2000. From March 1992 to January 2000, Mr. Winn served in various capacities with TriQuint Semiconductor, Inc., a semiconductor manufacturer, most recently as Executive Vice President, Finance and Administration and Chief Financial Officer. Previously, Mr. Winn served in various capacities with Avantek, Inc., a microwave component and subsystem manufacturer, most recently as Product Group Vice President. Mr. Winn received a B.S. in Physics from Rensselaer Polytechnic Institute and an M.B.A. from the Harvard Business School. Mr. Winn serves as a member of the Board of Directors of Volterra Semiconductor Corporation. We believe that Mr. Winn’s financial and business expertise working with companies in both the semiconductor and microwave component markets, including his experience as the Chief Financial Officer of a publicly traded company and his service as a Board member on several diverse companies qualify him to sit on our Board of Directors.

Joseph J. Lazzara has served as a director of Endwave since February 2004. From September 2006 to March 2008, Mr. Lazzara served as the Vice Chairman and a director of Omron Scientific Technologies, Inc. (formerly known as Scientific Technologies, Inc. (NASDAQ: STIZ)), a manufacturer of machine safeguarding products and automation sensors acquired by Omron Corporation in September 2006. Prior to the acquisition of Scientific Technologies, Mr. Lazzara served as the Chief Executive Officer between June 1993 and September 2006, as the President of Scientific Technologies between 1989 and 2006 and as the Treasurer and a director of Scientific Technologies between 1984 and 2006. Mr. Lazzara also served as a Vice President of Scientific Technologies between September 1984 and June 1989. From 2006, Mr. Lazzara also serves as the Vice Chairman and Director of Automation Products Group, Inc., a privately held manufacturer of automation sensors. He also served as Treasurer and a director of Scientific Technologies’ parent company, Scientific Technology Incorporation, from 1981 and 2006. Prior to 1981, Mr. Lazzara was employed by Hewlett-Packard Company, a global technology solutions provider, in Process and Engineering Management. Mr. Lazzara received a B.S. in Engineering from Purdue University and an M.B.A. from Santa Clara University. We believe that Mr. Lazzara’s extensive business expertise, both as the Chief Executive Officer and Board Member of a publicly traded company as well as his technical background qualify him to sit on our Board of Directors.

John F. McGrath, Jr. has served as a director of Endwave since January 2005. Mr. McGrath is the Principal at JFM Consulting, and is currently employed on an interim basis as a financial executive at Kleiner Perkins Caufield & Byers, a leading venture capital firm. Prior to establishing JFM Consulting, Mr. McGrath served as Vice President and Chief Financial Officer for Network Equipment Technologies, Inc., a position he held from 2001 to 2009. Prior experience includes Vice President of Finance for Aspect Communications, Director of Finance for TCSI Corporation, and Manager in the High Technology and Manufacturing practice at Ernst & Young. Mr. McGrath is registered C.P.A. (inactive) in the State of California and holds a B.S. in Accounting from the University of Wyoming and an M.B.A. from the Stanford Graduate School of Business. Mr. McGrath is currently on the board of the Presidio Fund, a publicly traded mutual fund, and has previously served as Audit Committee Chairman on the board of Actel Corporation. We believe that Mr. McGrath’s financial expertise working as the Chief Financial Officer of a publicly traded company, his service as the Audit Committee Chair of another company and his background as a C.P.A. qualify him to sit on our Board of Directors.

Wade Meyercord has served as a director of Endwave since March 2004. From 1987 to present, Mr. Meyercord has served as President of Meyercord and Associates, a consulting firm specializing in board of directors and executive compensation. From 1999 to 2002, Mr. Meyercord served as Senior Vice President and Chief Financial Officer of RioPort.com, Inc., a company that delivers an integrated, secure platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. From 1998 to 1999, Mr. Meyercord Served as Senior Vice President, e-commerce of Diamond Multimedia. Prior to 1998, Mr. Meyercord held various management and/or executive level positions with Read-Rite Corporation, Memorex Corporation and IBM Corporation. Mr. Meyercord received a B.S. in mechanical engineering from Purdue University and an M.B.A. in engineering administration from Syracuse University. Mr. Meyercord serves as a member on the Board of Directors of Microchip Technology Inc. Mr. Meyercord also has served as a member on the Board of Directors of Magma Design Automation and California Micro Devices which was acquired by ON Semiconductor. We believe that Mr. Meyercord’s extensive business expertise, both as a key executive with a number of large technology companies and as a Chief Financial Officer qualify him to sit on our Board of Directors.

Executive officers serve at the discretion of our Board of Directors. There are no family relationships between any of our executive officers and members of our Board of Directors. No director has a contractual right to serve as a member of our Board of Directors. Other than Mr. Mikulsky, all of our directors are “independent” within the meaning of the NASDAQ Stock Market listing requirements and the requirements of the Securities and Exchange Commission.

We have a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control of our management. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the Class I directors to expire at our 2010 annual meeting of stockholders, the term of office of the Class II directors to expire at our 2011 annual meeting of stockholders and the term of office of the Class III directors to expire at our 2012 annual meeting of stockholders. Class I consists of Mr. Lazzara; Class II consists of Messrs. Meyercord and McGrath; and Class III consists of Messrs. Mikulsky and Winn. Directors elected to succeed those directors whose terms expire will be elected to a three-year term of office. All directors hold office until the next annual meeting of stockholders in the year in which their terms expire and until their successors have been duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by the Securities and Exchange Commission’s regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2009, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements except that one report, covering one transaction, was filed late by Empire Capital Management, L.L.C. and 3 reports, covering 11 transactions, were filed late by EagleRock Capital Management, LLC.

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

Compensation Committee

The Compensation Committee of our Board of Directors reviews and approves our overall compensation strategy and policies. The Compensation Committee reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management; reviews and approves the compensation and other terms of employment of our Chief Executive Officer; reviews and approves the compensation and other terms of employment of our other officers; and administers our stock option and purchase plans, pension and profit sharing plans, stock bonus plans, deferred compensation plans and other similar programs. The Compensation Committee is composed of three non-employee directors: Messrs. Lazzara, Meyercord (Chairman) and Winn. All current members of our Compensation Committee are independent within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards. The Compensation Committee has adopted a written charter that is available to stockholders on our website at www.endwave.com.

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

Our Compensation Committee plays an integral role in setting executive officer compensation each year. Generally in the first quarter of each year, our Compensation Committee holds a regular meeting in which our Chief Executive Officer and Chief Financial Officer review with the Compensation Committee Endwave’s financial and business performance for the previous year and management’s business outlook and operating plan for the current year. In reviewing the prior year’s performance, the Compensation Committee compares our performance to the financial and operational goals set for such year and the bonus targets. In this meeting, the Chief Executive Officer also reviews with the Compensation Committee his assessment of the individual performance of each executive officer, including his own performance, according to a variety of qualitative performance criteria and salary and bonus trends. In addition, generally during the fourth quarter of each year, the Chairman of the Compensation Committee discusses with the full Board, recent data and current trends in equity ownership programs for comparable companies. Taking into account the information conveyed and discussed at these meetings and the recommendations of our Chief Executive Officer, the Compensation Committee then determines, subject in some cases to ratification by the full Board of Directors:

•	The amount of bonus to be awarded to each executive officer in respect of the prior year’s performance;

•	Whether to raise, lower or maintain the executive officer’s base salary for the current year;

•	The bonus targets to be set for the executive officers for the current year; and

•	Option grants and restricted stock units, if any, to be awarded to each executive officer.

Nominating and Governance Committee

The Nominating and Governance Committee of our Board of Directors is responsible for: identifying, reviewing and evaluating candidates to serve as members of our Board of Directors, consistent with criteria approved by our Board of Directors; reviewing and evaluating incumbent directors and recommending candidates for election to our Board of Directors; making recommendations to our Board of Directors regarding the membership of the committees of our Board of Directors; and assessing the performance of management and our Board of Directors. The Nominating and Governance Committee is composed of three non-employee directors: Messrs. Lazzara (Chairman), Meyercord and Winn. All members of the Nominating and Governance Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the NASDAQ listing standards). The Nominating and Governance Committee has adopted a written charter that is available to stockholders on our website and www.endwave.com.

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

COMPENSATION OF EXECUTIVE OFFICERS

Compensation Discussion and Analysis

Our primary objectives with respect to executive compensation are to attract and retain the best possible executive talent, to link annual cash compensation and long-term stock-based compensation to achievement of measurable corporate goals and individual performance, and to align executives’ incentives with stockholder value creation. To achieve these objectives, we have implemented and maintain compensation plans that tie a portion of executives’ overall compensation to our financial performance and common stock price. Overall, the total compensation opportunity is intended to create an executive compensation program that is competitive with comparably-sized companies, as it is these companies with whom we compete most vigorously for executive and technical talent. We refer to these companies in this compensation discussion and analysis as comparable companies.

Role of Compensation Committee and Chief Executive Officer

Our Compensation Committee approves, administers and interprets our executive compensation and benefit policies and plans. Our Compensation Committee is appointed by our Board of Directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. Our Compensation Committee is comprised of Mr. Wade Meyercord, Mr. Joseph J. Lazzara and Mr. Edward C.V. Winn. Our Compensation Committee is chaired by Mr. Meyercord, President of Meyercord and Associates, a consulting firm specializing in board member and executive compensation.

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

Our Compensation Committee plays an integral role in setting executive officer compensation each year. Generally during the fourth quarter of each year, the Chairman of the Compensation Committee discusses with the full Board recent data and current trends in equity ownership programs for comparable companies. Generally in the first quarter of the following year, our Compensation Committee holds a regular meeting in which our Chief Executive Officer and Chief Financial Officer review with the Compensation Committee Endwave’s financial and business performance for the prior year and management’s business outlook and operating plan for the current year. In reviewing the prior year’s performance, the Compensation Committee compares our performance to the financial and operational goals set for such year and the bonus targets set for such year. In this meeting, the Chief Executive Officer also reviews with the Compensation Committee his assessment of the individual performance of each executive officer, including his own performance, according to a variety of qualitative performance criteria and salary and bonus trends. Taking into account the information conveyed and discussed at these meetings and the recommendations of our Chief Executive Officer, the Compensation Committee then determines, subject in some cases to ratification by the full Board of Directors:

•	The amount of bonus to be awarded to each executive officer in respect of the prior year’s performance;

•	Whether to raise, lower or maintain the executive officer’s base salary for the current year;

•	The bonus targets to be set for the executive officers for the current year; and

•	Option grants and restricted stock units, if any, to be awarded to each executive officer.

Each element of our executive compensation system is described in more detail below.

Comparable Company Comparisons

Each year, the Compensation Committee reviews the executive compensation programs and amounts at comparable companies. Endwave’s total cash compensation packages are designed to be at the median of total target cash compensation among comparable companies for median performance by comparable executives. Our equity compensation program is designed to provide a percentage ownership of Endwave that is comparable to the median percentage ownership among these comparable companies. However, the individual elements of our executive program (base salary, annual incentive compensation, equity compensation and benefits) may vary from group medians as the Compensation Committee or the Board of Directors deems appropriate.

Since our initial public offering in 2000, the Compensation Committee has studied comparable companies to calibrate executive compensation. For this purpose, for 2009, the Compensation Committee looked at companies with more than $50 million but less than $200 million in annual revenues as described in the quarterly executive salary survey published by Radford, a unit of Aon Consulting Company, or Radford. We believe this survey is appropriate for benchmarking executive compensation because: the companies surveyed are similar in size, both in terms of revenues and market capitalization, to Endwave; Endwave competes with many of the surveyed companies for executive and technical talent; and companies in the indices are selected independently by Radford. We do not benchmark our executive compensation solely against companies in our industry because few of our competitors are close to our size. Most of our competitors are very large, diversified companies or very small, privately-held companies. Rather, we focus on the companies with whom we compete most vigorously for executive and technical talent.

Elements of Executive Compensation

Our executive compensation consists of base salary, annual cash incentive, equity plan participation and customary broad-based employee benefits. Consistent with our pay for performance philosophy, the Compensation Committee believes that we can better motivate executive officers to enhance stockholder return if a portion of their compensation is “at risk” — that is, contingent upon the achievement of performance objectives and overall strong company performance. The mix of base salary, annual cash bonus opportunity based on achievement of objectives and anticipated long-term stock-based compensation incentive (in the form of appreciation in shares underlying stock options) varies depending on the officer’s position level. Long-term stock-based compensation has always been a significant component of executive compensation, as we believe that best aligns our executive officers’ interests with that of our stockholders. An annual cash bonus opportunity has historically also formed a significant component of executive compensation; however, as explained in more detail below, it was not a component of executive compensation in 2009 and is not likely to form a significant component of executive compensation in 2010.

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

Annual Cash Incentive:  Our executive cash incentive compensation plan typically provides for a cash bonus award, payable once per year, that is dependent, in part, upon attaining stated corporate objectives for the prior fiscal year. The goal of our executive cash incentive compensation plan is to reward executives in a manner that is commensurate with the level of achievement of certain financial and strategic goals that we believe, if attained, result in greater long-term shareholder value. The Compensation Committee approves these financial and strategic goals on an annual basis. These financial and strategic goals typically have a one-year time horizon. During 2009, the Compensation Committee suspended the cash incentive compensation plan due to the difficult economic environment and its impact on Endwave’s financial performance. Therefore in 2009, the Compensation Committee determined there would be no payment of 2009 annual bonuses for our Chief Executive Officer or our other officers. For 2010, the Compensation Committee has not established any cash incentive program, but may determine to award bonuses on a discretionary basis, which it currently does not intend to do unless Endwave is profitable in 2010.

Stock Options and Restricted Stock Units:  We believe that stock ownership is an important factor in aligning corporate and individual goals. Therefore, we utilize stock options and, beginning in 2010, restricted stock units, to encourage long-term performance, with excellent corporate performance (as manifested in our common stock price) and extended officer tenure producing potentially significant value. Upon joining Endwave, executive officers have received an initial stock option grant. This grant has been based on relevant industry comparisons including data from Radford and were intended to be commensurate with the experience level and scope of responsibilities of the incoming executive officer. In addition, all executive officers receive annual option grants, and beginning in 2010, restricted stock unit grants. On an annual basis, the Compensation Committee reviews with the Board the percentage ownership of Endwave held by employees and compares that to the employee ownership of comparable companies. The Compensation Committee uses this metric because it is easy to measure and compare to comparable companies. Based on its review, the Compensation Committee approves an annual grant. For 2009, the aggregate annual grant to all employees was approximately 3.4% of fully-diluted shares.

All option and restricted stock unit grants are approved by the Compensation Committee at Endwave’s regular quarterly Board of Directors meeting. The options and restricted stock units are approved so that the grant date is three days after the release of our financial results for the preceding quarter. The exercise price for option awards is determined as the closing price on the day prior to grant. As permitted under U.S. generally accepted accounting principles, Endwave has historically determined fair market value under its stock option plans based upon the closing market price as reported by the NASDAQ Global Market for the day preceding the date of grant.

Other Benefits:  Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life, disability, and accidental death and dismemberment insurance, our 401(k) plan and our Employee Stock Purchase Plan (“ESPP”). During 2009, we made group life insurance payments as reflected in the Summary Compensation Table below. We do not maintain any pension plan, retirement benefit or deferred compensation arrangements other than our 401(k) plan. During 2009, Endwave suspended its program applicable to all of its 401(k) plan participants under which it matched 50% of employee contributions up to a maximum of 4% of base salary.

Chief Executive Officer Compensation

In general, the factors utilized in determining Mr. Mikulsky’s compensation were similar to those applied to the other executive officers in the manner described in the preceding paragraphs. A significant percentage of his potential compensation was, and continues to be, subject to consistent, positive, long-term company performance. Based on a review of the above mix of factors, for 2009, the Compensation Committee granted to Mr. Mikulsky compensation as detailed in the Summary Compensation Table below. Based on these figures, over 34% of Mr. Mikulsky’s total compensation (measured according to the Summary Compensation Table and reflecting the

Estimated Possible Target Payout as discussed in the Grants of Plan-Based Awards Table) was based on variable components such as stock options.

Employment, Severance and Change in Control Agreements

We believe that the retention of our executive officers is critical to our business. Given the competitive nature of the technology industry, the demand for experienced executives is high. Moreover, the level of involuntary terminations of executives in the technology industry is high. In order to encourage our key employees to remain with Endwave, our board of directors has established and maintains our Senior Executive Officer Severance and Retention Plan and our Executive Officer Severance Plan. Our Chief Executive Officer participates in the Senior Executive Officer and Retention Plan and our Senior Vice Presidents participate in the Executive Officer Severance Plan.

Executive Officer Severance and Retention Plan Assuming No Change of Control:  Under the Senior Executive Officer Severance and Retention Plan, if our Chief Executive Officer is terminated without cause, or resigns for certain specified reasons constituting constructive termination, the executive officer will receive (i) salary and benefits continuation based on the executive officer’s position and length of service with us and (ii) acceleration of vesting of all of his stock options. The salary and benefits continuation period for our Chief Executive Officer will be equal to the greater of 1.5 months for every year of service to us, or a total of nine months, if the termination of employment does not occur in connection with a change of control transaction.

Under the Executive Officer Severance Plan, if a participating executive officer is terminated without cause, or resigns for certain specified reasons constituting constructive termination, the executive officer will receive salary and benefits continuation based on the executive officer’s position and length of service with us. In the case of the participating Senior Vice Presidents, the salary and benefits continuation period will be equal to the greater of one month for every year of service to us, or a total of 6 months, if the termination of employment does not occur in connection with a change of control transaction.

Potential 2009 Severance and Retention Benefits Assuming No Change of Control

The following table shows the potential payout to our Chief Executive Officer and Senior Vice Presidents assuming termination does not occur in connection with, or within six months after, a change of control. The analysis assumes the employees were terminated without cause on December 31, 2009:

		COBRA	Option	Total
Name	Salary(1)	Benefits(2)	Awards(3)	Benefit

John J. Mikulsky	$458,250	$48,623	$39,728	$546,601
Curt P. Sacks	$105,000	$7,017	$2,563	$114,580
Daniel P. Teuthorn	$229,000	$14,108	$3,554	$246,662
Steven F. Layton	$197,083	$20,000	$7,695	$224,778

(1)	Reflects the greater of 9 months salary or 1.5 months salary for each full year of employment for Mr. Mikulsky (19.5 months) and the greater of 6 months salary or 1 month salary for each full year of employment up to a maximum of 12 months for Mr. Sacks (6 months), Mr. Teuthorn (12 months) and Mr. Layton (11 months).

(2)	Reflects the greater of 9 months coverage or 1.5 months coverage for each full year of employment for Mr. Mikulsky (20 months) and the greater of 6 months coverage or 1 month coverage for each full year of employment up to a maximum of 12 months for Mr. Sacks (6 months), Mr. Teuthorn (12 months) and Mr. Layton (11 months).

(3)	Reflects value of options accelerated in the event of termination without cause without a change of control. Since the closing price of Endwave’s common stock on December 31, 2009, was $2.44 and the exercise prices of certain options outstanding and in-the-money on December 31, 2009 were below the closing price, the value of the options that would have been accelerated are reflected above.

Executive Officer Severance and Retention Plan Assuming a Change of Control:  The Compensation Committee believes that it is in the best interests of stockholders if our executive officers are able to focus on our business during both strong and weak business cycles without being distracted by the near-term financial impact that a potential termination of employment might have on them personally. The Compensation Committee also believes it is in the best interests of stockholders if our executive officers are able to evaluate the potential merits of a change of control transaction objectively without being distracted by the potentially adverse personal impact on themselves. The Compensation Committee believes that the total potential value of all change of control agreements with our executive officers is not disproportionate to the overall market value of Endwave.

Under the Senior Executive Officer Severance and Retention Plan, if our Chief Executive Officer is terminated without cause, or resigns for certain specified reasons constituting constructive termination, he will receive (i) salary and benefits continuation based on his length of service with us and (ii) acceleration of vesting of all of his stock options. If our Chief Executive Officer’s employment is terminated by us without cause or by the Chief Executive Officer for certain specified reasons in connection with, or within six months after, the change of control transaction, the Chief Executive Officer will receive salary continuation for twice the period that would have applied had such termination not occurred in connection with a change of control as well as the acceleration of vesting of all of his stock options.

Under the Executive Officer Severance Plan, if an executive officer is terminated without cause, or resigns for certain specified reasons constituting constructive termination, the participating Senior Vice Presidents will receive salary and benefits continuation based on the executive officer’s position and length of service with us. Upon the closing of a change of control transaction, if an executive officer’s employment is terminated by us without cause or by the executive officer for certain specified reasons in connection with, or within six months after, the change of control transaction, the executive officer will receive salary continuation for twice the period that would have applied had such termination not occurred in connection with a change of control, and the accelerated vesting for all of the executive officer’s outstanding stock options.

The following table shows the potential payout to named executive officers under our Executive Officer Severance and Retention Plan assuming termination occurs in connection with, or within six months after, a change of control. The analysis assumes the employees were terminated without cause on December 31, 2009:

		COBRA	Option	Total
Name	Salary(1)	Benefits(2)	Awards(3)	Benefit

John J. Mikulsky	$916,500	$48,623	$39,728	$1,004,851
Curt P. Sacks	$210,000	$14,035	$14,200	$238,235
Daniel P. Teuthorn	$229,000	$14,108	$13,791	$256,899
Steven F. Layton	$215,000	$21,819	$20,295	$257,114

(1)	Reflects the greater of 18 months salary or 3 months salary for each full year of employment for Mr. Mikulsky (39 months) and the 12 months salary for Mr. Sacks, Mr. Teuthorn and Mr. Layton.

(2)	Reflects the greater of 9 months coverage or 1.5 months coverage for each full year of employment for Mr. Mikulsky (20 months) and 12 months coverage for Mr. Sacks, Mr. Teuthorn and Mr. Layton.

(3)	Reflects value of options accelerated in the event of termination without cause in connection with a change of control. Since the closing price of Endwave’s common stock on December 31, 2009, was $2.44 and the exercise prices of certain options outstanding and in-the-money on December 31, 2009 were below the closing price, the value of the options that would have been accelerated are reflected above.

Named Executive Officer Compensation

The following table provides information regarding all plan and non-plan compensation awarded to, earned by or paid to our chief executive officer, our chief financial officer, each of our other executive officers serving as such at the end of 2009 for all services rendered in all capacities to us during 2007, 2008 and 2009. We refer to these executive officers as our named executive officers.

Summary Compensation Table

					Non-Equity
				Option	Incentive Plan	All Other	Total
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Compensation	Compensation
	(1)	(2)	(3)	(4)	(5)	(6)	(7)

Edward A. Keible, Jr.	2009	$365,215		$304,986	$0	$1,070,126	$1,740,327
Former President and Chief	2008	$384,615		$467,699	$77,200	$9,492	$939,006
Executive Officer	2007	$371,923	$1,741	$707,542	$0	$11,827	$1,093,033
Brett W. Wallace	2009	$130,327		$40,703	$0	$215,198	$386,228
Former Chief Financial Officer	2008	$249,269		$134,128	$37,600	$6,324	$427,321
and Executive Vice President	2007	$233,000		$280,214	$0	$2,785	$515,999
John J. Mikulsky	2009	$282,000		$130,576	$0	$2,618	$415,194
President and Chief	2008	$280,385		$222,316	$42,300	$7,287	$552,288
Executive Officer	2007	$266,154		$280,214	$0	$5,773	$552,141
Curt P. Sacks	2009	$199,615		$112,430	$0	$9,718	$321,763
Senior Vice President and Chief Financial Officer
Steven F. Layton	2009	$215,000		$65,289	$0	$2,243	$282,532
Senior Vice President	2008	$213,731		$111,158	$21,500	$5,492	$351,881
Sales and Marketing	2007	$201,808		$140,107	$0	$55,903	$397,818
Daniel F. Teuthorn	2009	$229,000		$60,862	$0	$2,333	$292,195
Senior Vice President	2008	$227,731		$93,540	$22,900	$86,921	$431,092
Product Development and Operations	2007	$216,039		$140,107	$0	$57,172	$413,318

(1)	Mr. Keible resigned from the company in November, 2009 and Mr. Wallace resigned in June, 2009. Mr. Mikulsky was promoted to the position of Chief Executive Officer in December 2009 and Mr. Sacks was promoted to the position of Chief Financial Officer in June 2009.

(2)	The amounts in this column reflect annual salary earned.

(3)	Reflects cash bonus paid to Mr. Keible for the award of a patent.

(4)	The amounts in this column represent the compensation cost related to stock option awards issued to named executive officers. For purposes of this table, the fair value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions, see Note 8 to our consolidated financial statements included elsewhere in this report.

(5)	The amounts in this column represent total performance-based bonuses earned for services rendered during the fiscal year.

(6)	The amounts in this column represent all other compensation payments. For Mr. Keible all other compensation of $1,070,126 includes $965,000 of severance to be paid over 30 months beginning in 2010. For Mr. Wallace all other compensation of $215,198 includes $188,250 of severance paid during 2009. Also included are total payments made by Endwave for group insurance, educational reimbursement and 401(k) employer matching contributions. Other Compensation for Mr. Teuthorn included educational reimbursement of $81,123 in 2008 and $52,459 in 2007.

(7)	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the preceding columns.

The following table provides information with regard to potential cash bonuses paid or payable in 2009 under our performance-based, non-equity incentive plan, and with regard to stock options granted to each named executive officer during 2009. During 2009, Endwave offered to exchange certain fully-vested out-of-the-money options for new options with a two-year vesting period, except for options to purchase 67,143 shares issued to non-employee members of our Board of Directors, which primarily have a one-year vesting period, and an exercise price based on the prevailing per share price of our common stock. All Endwave employees including executive officers and non-executive directors were offered the opportunity to exchange options with exercise prices above $5.00 per share for these newly-issued options. The Compensation Committee took this action with the intent of aligning our employees’ interests with our stockholders’ interests and fostering employee retention. Believing that these out-of-the-money options no longer provided the long-term incentive and retention objectives that they were intended to provide, the exchange offer addressed this situation by providing employees with an opportunity to exchange eligible option grants for new option grants. This exchange offer was completed on September 11, 2009. The table below reflects options that were granted as part of this exchange offer as well as annual options grants for 2009. Other than the options awards noted below, there were no other stock awards granted during 2009.

Grants of Plan-Based Awards in Fiscal 2009

					All
					Other		Grant Date
					Option		Closing	Grant Date
		Estimated Possible Payouts			Awards:	Exercise	Market	Fair
		Under Non-Equity Incentive			Number of	or Base	Price of	Value of
		Plan Awards			Securities	Price of	Securities	Stock and
					Underlying	Option	Underlying	Option
	Grant	Threshold	Target	Maximum	Options	Awards	Option	Awards
Name	Date	($)	($)	($)	(#)	($/Sh)	($/Sh)(1)	($)
Edward A. Keible, Jr	2/6/09	$0	$0	$0	100,000	$1.81	$1.89	$101,756	(4)

Edward A. Keible, Jr.	9/11/09	$0	$0	$0	142,102	$2.53	$2.60	$203,229	(4)

Brett W. Wallace	2/6/09	$0	$0	$0	40,000	$1.81	$1.89	$40,703	(4)

John J. Mikulsky	2/6/09	$0	$0	$0	40,000	$1.81	$1.89	$40,703	(2)

John J. Mikulsky	9/11/09	$0	$0	$0	66,639	$2.53	$2.60	$89,874	(3)

Curt P. Sacks	2/6/09	$0	$0	$0	20,000	$1.81	$1.89	$20,351	(2)

Curt P. Sacks	7/31/09	$0	$0	$0	40,000	$2.40	$2.38	$53,900	(2)

Curt P. Sacks	9/11/09	$0	$0	$0	31,873	$2.53	$2.60	$38,178	(3)

Daniel P. Teuthorn	2/6/09	$0	$0	$0	20,000	$1.81	$1.89	$20,351	(2)

Daniel P. Teuthorn	9/11/09	$0	$0	$0	30,518	$2.53	$2.60	$40,511	(3)

Steven F. Layton	2/6/09	$0	$0	$0	20,000	$1.81	$1.89	$20,351	(2)

Steven F. Layton	9/11/09	$0	$0	$0	34,747	$2.53	$2.60	$44,938	(3)

(1)	The exercise price for option awards is determined as the closing price on the day prior to grant. Therefore, the grant date closing price of the security underlying the option can differ materially, positively or negatively, from the exercise price of the option award.

(2)	Each option vests as to 1/8 of the shares of common stock underlying it on the six month anniversary of the grant date, with the remaining seven-eighths of the grant vesting in equal quarterly installments over the remaining four-year vesting period. For the purposes of this table, the value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions, see Note 8 to our consolidated financial statements.

(3)	Each option vests as to 25% of the shares of common stock underlying it on the six-month anniversary of the grant date, with the remainder vesting in equal quarterly installments over the following six quarters. For the purposes of this table, the value excludes the impact of estimated forfeitures.

(4)	The vesting of such options was accelerated in full upon termination of employment.

The following table provides information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2009. Other than stock options as noted, there were no other stock awards outstanding at December 31, 2009.

Outstanding Equity Awards at December 31, 2009

	Number of Securities Underlying			Option	Option
	Unexercised Options(1)(2)			Exercise	Expiration
Name and Principal Position	Exercisable		Unexercisable	Price	Date

Edward A. Keible, Jr.	100,000		0	$1.81	2/5/2019
	33,333	(3)	0	$2.53	9/10/2019
	1,358	(3)	0	$2.53	9/10/2019
	12,500	(3)	0	$2.53	9/10/2019
	9,579	(3)	0	$2.53	9/10/2019
	25,000	(3)	0	$2.53	9/10/2019
	2,038	(3)	0	$2.53	9/10/2019
	12,128	(3)	0	$2.53	9/10/2019
	33,333	(3)	0	$2.53	9/10/2019
	12,500	(3)	0	$2.53	9/10/2019
	333	(3)	0	$2.53	9/10/2019
Brett W. Wallace	40,000		0	$1.81	2/5/2019
John J. Mikulsky	5,860		0	$1.17	1/30/2013
	13,894		0	$1.93	6/5/2013
	40,000		0	$1.81	2/5/2019
	13,333	(3)	0	$2.53	9/10/2019
	1,552	(3)	0	$2.53	9/10/2019
	3,447	(3)	0	$2.53	9/10/2019
	10,000	(3)	0	$2.53	9/10/2019
	10,000	(3)	0	$2.53	9/10/2019
	5,000	(3)	0	$2.53	9/10/2019
	2,038	(3)	0	$2.53	9/10/2019
	6,295	(3)	0	$2.53	9/10/2019
	1,641	(3)	0	$2.53	9/10/2019
	13,333	(3)	0	$2.53	9/10/2019
Curt P. Sacks	20,000		0	$1.81	2/5/2019
	40,000		0	$2.40	7/30/2019
	6,666	(3)	0	$2.53	9/10/2019
	875	(3)	0	$2.53	9/10/2019
	1,000	(3)	0	$2.53	9/10/2019
	2,500	(3)	0	$2.53	9/10/2019
	13,333	(3)	0	$2.53	9/10/2019
	833	(3)	0	$2.53	9/10/2019
	6,666	(3)	0	$2.53	9/10/2019
Steven F. Layton	1,351		0	$1.17	1/30/2013
	2,813		0	$1.93	6/5/2013
	8,910		0	$1.93	6/5/2013
	20,000		0	$1.81	2/5/2019
	6,666	(3)	0	$2.53	9/10/2019
	1,552	(3)	0	$2.53	9/10/2019
	947	(3)	0	$2.53	9/10/2019
	5,000	(3)	0	$2.53	9/10/2019
	5,000	(3)	0	$2.53	9/10/2019
	2,916	(3)	0	$2.53	9/10/2019
	2,446	(3)	0	$2.53	9/10/2019
	3,554	(3)	0	$2.53	9/10/2019
	6,666	(3)	0	$2.53	9/10/2019

	Number of Securities Underlying			Option	Option
	Unexercised Options(1)(2)			Exercise	Expiration
Name and Principal Position	Exercisable		Unexercisable	Price	Date

Daniel P. Teuthorn	938		0	$1.17	1/30/2013
	20,000		0	$1.81	2/5/2019
	6,666	(3)	0	$2.53	9/10/2019
	1,358	(3)	0	$2.53	9/10/2019
	829	(3)	0	$2.53	9/10/2019
	2,500	(3)	0	$2.53	9/10/2019
	5,000	(3)	0	$2.53	9/10/2019
	2,500	(3)	0	$2.53	9/10/2019
	2,038	(3)	0	$2.53	9/10/2019
	2,961	(3)	0	$2.53	9/10/2019
	6,666	(3)	0	$2.53	9/10/2019

(1)	Each option vests as to 1/8 of the shares of common stock underlying it on the six month anniversary of the grant date, with the remaining seven-eighths of the grant vesting in equal quarterly installments over the remaining four-year vesting period. Each option expires ten years after the date of grant or, if earlier, three months after termination of employment in most cases.

(2)	All options described in the above table are reflected as exercisable because all options granted to our executive officers have an “early exercise” feature that allows optionees to exercise unvested options, subject to our right to repurchase the unvested shares at cost upon the optionee’s termination of employment. Options unvested as of December 31, 2009 are as follows: Keible, 0; Wallace, 0; Mikulsky, 99,139; Sacks, 83,123; Layton, 50,997; and Teuthorn, 46,768.

(3)	This option was replaced in our 2009 option exchange program for an option with an exercise price per share of $2.53. As required by such program, the new option vests over two years beginning in September, 2009.

2009 Option Exercises

There were no stock options exercised by our named executive officers during 2009.

Compensation of Non-Employee Directors

The following table provides information regarding compensation paid to our non-employee directors who served on our board as of December 31, 2009.

	Fees Paid	Option	Total
Name	In Cash	Awards(1)	Compensation

Edward C.V. Winn, Chairman	$44,000	$18,712	$62,712
Joseph J. Lazzara	$34,000	$11,989	$45,989
John F. McGrath	$41,000	$11,989	$52,989
Wade Meyercord	$33,000	$11,989	$44,989
Eric D. Stonestrom	$28,000	$16,336	$44,336

(1)	The amounts included in the “Option Awards” column represent the compensation cost related to stock option awards issued in 2009. For purposes of this table, the value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions, see Note 8 to our consolidated financial statements.

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

Non-employee directors are eligible to receive automatic option grants made under our Company’s 2000 Non-Employee Director Plan and our Company’s 2007 Equity Incentive Plan. Pursuant to these plans, each non-employee director is granted an option, referred to as an initial option, to purchase 20,000 shares of common stock automatically upon his or her initial election or appointment to the Board of Directors. Each non-employee director is also granted an option, referred to as an annual option, to purchase an additional 10,000 shares of common stock each year after his or her election or appointment to the Board of Directors. Such annual option is granted on May 1. In either case, if any non-employee director has not served in that capacity for the entire period since the preceding grant date, then the number of shares subject to the annual grant will be reduced, pro rata, for each full quarter the director did not serve during the previous period. All such options expire after ten years and have an exercise price equal to the fair market value on the date of grant. All initial options vest over four years at the rate of 1/48 of the total option shares per month. Annual options granted after February 2008 vest over one year at the rate of 1/12 of the total option shares per month. Our Company’s non-employee directors are also eligible to participate in our Company’s 2007 Equity Incentive Plan on a discretionary basis. No discretionary awards were made to non-employee directors during 2009.

Report of the Compensation Committee1

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, contained in this report. Based on this review and discussion, the Compensation Committee has recommended to our board of directors that the CD&A be included in this report as well as our proxy statement for our 2010 annual meeting of stockholders.

Wade Meyercord
Joseph Lazzara
Edward Winn

1 The material in this report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of February 5, 2010 by: (i) each of our named executive officers; (ii) each director; (iii) our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Except as otherwise indicated, the address of each of the persons set forth below is c/o Endwave Corporation, 130 Baytech Drive, San Jose, California 95134.

	Common Stock
Name and Address	Number	Percent(2)

Entities affiliated with Empire Capital Management, LLC(3)	1,336,592	13.80
1 Gorham Island, Suite 201 Westport, CT 06880
Entities affiliated with Eagle Rock	957,525	9.88
Capital Management(4) 551 Fifth Avenue, 34th Floor New York, NY 10176
Entities affiliated with Potomac Capital	829,505	8.56
Management(5) 825 Third Avenue New York, NY 10022
Entities affiliated with Dimensional	752,035	7.76
Fund Advisors LP(6) 1299 Ocean Ave. Santa Monica, CA 90401
John J. Mikulsky(7)	304,298	3.14
Curt P. Sacks(8)	127,959	1.32
Daniel P. Teuthorn(9)	102,884	1.06
Steven F. Layton(10)	96,210	1.00
Edward C.V. Winn(11)	15,216	*
Joseph J. Lazzara(12)	14,418	*
John F. McGrath, Jr.(11)	13,523	*
Wade Meyercord(11)	13,442	*
All directors and executive officers as a group (8 persons)(13)	687,950	7.10

*	Less than one percent.

(1)	This table is based upon information supplied to us by our officers, directors and principal stockholders and upon any Schedules 13D or 13G filed with the Securities and Exchange. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 9,684,756 shares outstanding on February 5, 2010, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(3)	Empire GP, the general partner of Empire Capital, has the power to direct the affairs of Empire Capital, including decisions respecting the disposition of the proceeds from the sale of the Common Stock. Empire Management, the investment manager of the Empire Overseas Fund has the power to direct the affairs of the Empire Overseas Fund, including decisions respecting the disposition of the proceeds from the sale of the Common Stock. Empire Management, pursuant to investment management agreements with Charter Oak, Charter Oak II and Charter Oak Master, has the power to dispose of the proceeds from the sale of the Common Stock with respect to those assets of the Charter Oak Funds under its discretion. Empire Management, pursuant to an investment management agreement with the Enhanced Master Fund, has the power to dispose of the proceeds from the sale of the Common Stock with respect to those assets under its discretion. Messrs. Fine and Richards are the Members of Empire GP and Empire Management, and in their capacities direct the operations of Empire GP and Empire Management.

(4)	The shares are held by EagleRock Master Fund, L.P. (“ERMF”) and EagleRock Institutional Partners LP (“ERIP”). EagleRock Capital Management, LLC (“EagleRock”) is the investment manager of ERMF and ERIP and has sole power to vote and dispose of the shares held by ERMF and ERIP and may be deemed to beneficially own such shares. Nader Tavakoli is the Manager of EagleRock and may direct the voting and disposition of the shares held by ERMF and ERIP and may be deemed to beneficially own such shares.

(5)	Potomac Capital Partners LP is a private investment partnership formed under the laws of the State of Delaware. Potomac Capital Management LLC is the General Partner of Potomac Capital Partners LP. Mr. Paul J. Solit is the Managing Member of Potomac Capital Management LLC.

(6)	Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors, Inc.) (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Issuer described in this schedule that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. Mr. Christopher Crossan, Global Chief Compliance Officer, is a General Partner of Dimensional Holdings Inc.

(7)	Includes 236,393 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 189,976 shares would be subject to repurchase by us.

(8)	Includes 115,873 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 95,402 shares would be subject to repurchase by us.

(9)	Includes 75,456 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 61,885 shares would be subject to repurchase by us.

(10)	Includes 91,821 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 65,058 shares would be subject to repurchase by us.

(11)	Represents shares issuable upon exercise of options exercisable within 60 days of the date of this table.

(12)	Includes 13,418 shares issuable upon exercise of options exercisable within 60 days of the date of this table. Also includes 1,000 shares held jointly in the name of Joseph J. and Nancy B. Lazzara.

(13)	See footnotes 7 through 12 above, as applicable. Includes 575,142 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 412,321 shares would be subject to a repurchase right by us.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Endwave, its senior management and its independent registered public accounting firm, our board of directors has affirmatively determined that the following five directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Winn, Mr. Meyercord, Mr. Lazzara and Mr. McGrath. In making this determination, the board found that none of these directors had a material or other disqualifying relationship with Endwave. Mr. Mikulsky, our President and Chief Executive Officer, is not an independent director by virtue of his employment with Endwave.

Item 14.	Principal Accounting Fees and Services

The following table shows the fees paid or accrued by Endwave for the audit and other services provided by our independent registered public accounting firm Burr Pilger Mayer, Inc. or BPM, for fiscal 2009 and 2008 (in thousands):

	2009	2008

Audit Fees(1)	$336	$382
Audit-related Fees(2)	13	—
Tax Fees	—	—
All Other Fees	—	—

Total	$349	$382

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and services that are normally provided by BPM in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under audit fees. The services provided for the fees disclosed under this category include due diligence and accounting consultations in connection with acquisitions.

Independence of Independent Registered Public Accounting Firm and Pre-Approval Policy

Our Audit Committee has determined that the provision by BPM of non-audit services is compatible with maintaining the independence of BPM. The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services for up to $5,000. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. During fiscal 2009, all services provided by BPM were pre-approved by the Audit Committee.

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

(3) Listing of Exhibits:

(b)  Intentionally omitted

(c)  Exhibits

INDEX TO EXHIBITS

Number		Description

2	.1(1)	Stock Purchase Agreement among the Registrant and the stockholders and option holders of ALC Microwave, Inc. dated April 19, 2007.
2	.2(18)	Asset Purchase Agreement among the Registrant, Microsemi Corporation and SHR Corporation dated April 30, 2009.
2	.3(18)	Indemnification Agreement between the Registrant and Microsemi Corporation dated April 30, 2009.
3	.1(2)	Amended and Restated Certificate of Incorporation effective October 20, 2000.
3	.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.
3	.3(4)	Certificate of Designation for Series A Junior Participating Preferred Stock.
3	.4(5)	Certificate of Designation for Series B Preferred Stock.
3	.5(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.
3	.6(7)	Amended and Restated Bylaws.
4	.1(2)	Form of Specimen Common Stock Certificate.
4	.2(4)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.
4	.3(4)	Form of Rights Certificate
4	.4(8)	Amendment No. 1 to Rights Agreement, dated as of December 21, 2007, between the Registrant and ComputerShare Trust Company, Inc.
10	.1(2)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.
10	.2(2)*	1992 Stock Option Plan.
10	.3(2)*	Form of Incentive Stock Option under 1992 Stock Option Plan.
10	.4(2)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.
10	.5(9)*	2007 Equity Incentive Plan.
10	.6(10)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.
10	.7(10)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.
10	.8*	Form of Restricted Stock Unit Award under 2007 Equity Incentive Plan.
10	.9(2)*	2000 Employee Stock Purchase Plan.
10	.10(2)*	Form of 2000 Employee Stock Purchase Plan Offering.
10	.11(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.
10	.12(2)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.
10	.13(12)*	Description of Compensation Payable to Non-Employee Directors.
10	.14*	2010 Base Salaries for Named Executive Officers.
10	.15(2)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.
10	.16(14)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.
10	.17(14)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.
10	.18(15)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

Number		Description

10	.19(16)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.
10	.20(17)	Lease Agreement by and between 8812, a California limited partnership, and the Registrant dated May 20, 2008.
10	.21(17)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.
10	.22(13)†	First Amendment, dated as of December 1, 2008, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.
10	.23(13)†	Amendment, dated as of February 13, 2009, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.
10	.24(19)*	Executive Officer Severance Plan.
10	.25(19)*	Senior Executive Officer Severance and Retention Plan.
10	.26(20)	Stock Purchase Agreement, dated as of January 21, 2010, between Oak Investment Partners XI, Limited Partnership and the Registrant.
23.1		Consent of Burr Pilger Mayer, Inc. independent registered public accounting firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 28, 2007 and incorporated herein by reference.

(9)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-144851) and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter year ended March 31, 2009 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-144054) and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2008 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2009 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 17, 2009 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 21, 2010 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

(d)  Financial Statement Schedule

ENDWAVE CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

		Additions
		(Reductions)
	Balance at	Charged to	Deductions	Balance Transferred	Balances at
	Beginning of	Costs and	and	Due to Sale of the	End of
	Period	Expense	Write-offs	Business	Period
	(In thousands)

Year ended December 31, 2009	$64	$(27)	$—	$(18)	$19

Year ended December 31, 2008	$67	$(3)	$—	$—	$64

Year ended December 31, 2007	$131	$(5)	$(59)	$—	$67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

By:	/s/ Curt P. Sacks
Curt P. Sacks
Chief Financial Officer and
Senior Vice President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of John J. Mikulsky and Curt P. Sacks as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ JOHN J. MIKULSKY John J. Mikulsky	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2010

/s/ CURT P. SACKS Curt P. Sacks	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 24, 2010

/s/ EDWARD C.V. WINN Edward C.V. Winn	Chairman of the Board of Directors	March 24, 2010

/s/ JOSEPH J. LAZZARA Joseph J. Lazzara	Director	March 24, 2010

/s/ JOHN F. MCGRATH, JR. John F. McGrath, Jr.	Director	March 24, 2010

/s/ WADE MEYERCORD Wade Meyercord	Director	March 24, 2010