Form 10-Q
period 2010-03-31
ENDWAVE CORP
filed 2010-05-14
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     The number of shares of the registrant’s Common Stock outstanding as of April 30, 2010 was 9,470,933 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$20,222	$55,158
Short-term investments	9,219	11,307
Accounts receivable, net	2,634	3,009
Inventories	5,543	4,879
Other current assets	791	788

Total current assets	38,409	75,141
Property and equipment, net	1,934	1,796
Other assets	93	179

Total assets	$40,436	$77,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,407	$1,726
Accrued warranty	1,124	1,087
Accrued compensation	655	590
Restructuring liabilities, short-term	425	570
Other current liabilities	322	426

Total current liabilities	4,933	4,399
Restructuring liabilities, long-term	531	638
Other long-term liabilities	124	127

Total liabilities	5,588	5,164

Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; zero and 300,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	43,092
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,731,778 and 9,684,756 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	10	10
Additional paid-in capital, common stock	317,031	309,755
Accumulated other comprehensive income	10	15
Accumulated deficit	(282,203)	(280,920)

Total stockholders’ equity	34,848	71,952

Total liabilities and stockholders’ equity	$40,436	$77,116

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2009.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended
	March 31,
	2010	2009
Revenues:
Product revenues	$4,834	$7,242

Costs and expenses:
Cost of product revenues*	3,391	4,819
Research and development*	1,006	1,705
Sales and marketing*	584	579
General and administrative*	1,131	1,779
Restructuring	(14)	1,067

Total costs and expenses	6,098	9,949

Loss from continuing operations	(1,264)	(2,707)
Interest and other income (expense), net	(19)	106

Loss from continuing operations before benefit from income taxes	(1,283)	(2,601)
Benefit from income taxes	—	(8)

Loss from continuing operations	(1,283)	(2,593)
Loss from discontinued operations, net of tax*	—	(1,067)

Net loss	$(1,283)	$(3,660)

Basic and diluted net loss per share from continuing operations	$(0.13)	$(0.28)
Basic and diluted net loss per share from discontinued operations	$—	$(0.11)
Basic and diluted net loss per share	$(0.13)	$(0.39)

Shares used in computing basic and diluted net loss per share	9,701,126	9,346,568

*	Includes the following amounts related to stock-based compensation:

Cost of product revenues	$53	$81
Research and development	95	128
Sales and marketing	68	108
General and administrative	115	290
Loss from discontinued operations, net of tax	—	200
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	March 31,
	2010	2009
Operating activities:
Net loss	$(1,283)	$(3,660)
Net loss from discontinued operations	—	(1,067)

Loss from continuing operations, net of tax	(1,283)	(2,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	207	179
Stock compensation expense	331	607
Amortization of investments	82	(16)
Changes in operating assets and liabilities:
Accounts receivable	375	(2,524)
Inventories	(658)	2,560
Other assets	83	(31)
Accounts payable	681	226
Accrued warranty	37	(436)
Accrued compensation, restructuring, other current liabilities and other long-term liabilities	(291)	(633)

Net cash used in operating activities	(436)	(2,661)

Investing activities:
Purchases of leasehold improvements and equipment	(345)	(175)
Proceeds on sales and maturities of investments	2,800	4,515
Purchases of investments	(799)	(5,393)

Net cash provided by (used in) investing activities	1,656	(1,053)

Financing activities:
Repurchase of preferred stock	(36,238)	—
Proceeds from exercises of stock options, net	85	4
Payments on capital leases	(3)	(5)

Net cash used in financing activities	(36,156)	(1)

Cash flows from discontinued operations:
Operating activities	—	(1,093)
Investment activities	—	(801)
Financing activities	—	—

Net cash used in discontinued operations	—	(1,894)

Net change in cash and cash equivalents	(34,936)	(5,609)
Cash and cash equivalents at beginning of period	55,158	33,998

Cash and cash equivalents at end of period	$20,222	$28,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     1. Business and Basis of Presentation
     Endwave Corporation (“Endwave” or the “Company”) designs, manufactures and markets radio frequency, or RF, products that enable the transmission, reception and processing of high frequency RF signals. The Company currently has two key product lines:
•	The Company’s transceiver modules which serve as the core RF sub-system in digital microwave radios are produced for telecommunication network original equipment manufacturers and system integrators located throughout the world, collectively referred to as telecom OEMs.

•	The Company’s semiconductor product line consists of a broad range of monolithic microwave integrated circuits, or MMICs, including amplifiers, voltage controlled oscillators, up and down converters, variable gain amplifiers, voltage variable attenuators, fixed attenuators and filters. These types of devices find wide application in numerous telecommunications, avionic, defense, homeland security, instrumentation and consumer systems.
     The accompanying unaudited condensed consolidated financial statements of Endwave have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009.
     Certain prior year financial statement amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported total assets, stockholders’ equity or net losses.
     On April 30, 2009, the Company sold its defense and security business to Microsemi Corporation (“Microsemi”). The Company’s financial statements have been presented to reflect the defense and security business as a discontinued operation for all periods presented. See additional discussion at Note 9, Discontinued Operations.
     2. Investments
     The following fair value amounts have been determined using available market information.

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
Commercial paper	$799	$—	$—	$799
United States government agencies	6,694	5	—	6,699
Corporate securities	1,716	5	—	1,721

Total	$9,209	$10	$—	$9,219

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
Commercial paper	$799	$—	$—	$799
United States government agencies	8,759	5	(2)	8,762
Corporate securities	1,734	12	—	1,746

Total	$11,292	$17	$(2)	$11,307

     At March 31, 2010, the Company had $9.2 million of short-term investments with maturities of less than one year and no long-term investments.
     At March 31, 2010, the Company had unrealized gains of $10,000 related to $9.2 million of investments in debt securities and no unrealized losses. The investments mature during 2010 and the Company believes that it has the ability to hold these investments until the maturity date. Realized gains and losses were insignificant for the three months ended March 31, 2010 and 2009.
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
Fair Value Measurements
     The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	Quoted Prices in
	Active Markets of		Significant Other
	Identical Assets		Observable Inputs
	(Level 1)		(Level 2)
	Mar 31,	Dec 31,	Mar 31,	Dec 31,
	2010	2009	2010	2009
Assets:
Cash equivalents:
Money market funds	$19,279	$54,097	$—	$—
Short-term investments:
Commercial paper	—	—	799	799
United States government agencies	—	—	6,699	8,762
Corporate securities	—	—	1,721	1,746

Total	$19,279	$54,097	$9,219	$11,307

Liabilities:	$—	$—	$—	$—
     The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2010, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
     As of March 31, 2010 and December 31, 2009, the Company did not have any significant transfers of investments between Level 1 and Level 2.

     The amounts reported as cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued warranty, compensation and other liabilities approximate fair value due to their short-term maturities. The fair value for the Company’s investments in marketable debt securities is estimated based on quoted market prices. Based upon borrowing rates currently available to the Company for capital leases with similar terms, the carrying value of its capital lease obligations approximates fair value.
     3. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$4,262	$4,046
Work in process	453	292
Finished goods	828	541

Total	$5,543	$4,879

     4. Note Receivable
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
     During the third and fourth quarters of 2008, Allgon made the first five payments under the note. However, during the fourth quarter of 2008, Allgon went in default on the note and filed for bankruptcy protection. At the time of default, the note receivable balance was $420,000. Based on Allgon’s bankruptcy liquidation and the related estimates of payments to Allgon’s creditors, the Company reserved 100%, or $420,000, of the remaining balance of the note receivable.
     Subsequent to Allgon’s default on the note receivable, the Company filed a complaint alleging that Allgon’s parent company, Advantech Advanced Microwave Technologies Inc. of Montreal, Canada (“Advantech”), had breached its contractual obligations with the Company and owes the Company $994,500 including the note receivable, purchased inventory and authorized and accepted purchase orders resulting in shippable finished goods. See additional discussion at Note 7, Commitments and Contingencies.
     5. Warranty
     The warranty periods for the Company’s products are between 12 and 30 months from the date of shipment. The Company provides for estimated warranty expense at the time of shipment. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, its warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the estimates, revisions to the estimated warranty accrual and related costs may be required.
     Changes in the Company’s product warranty liability during the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Balance at January 1	$1,087	$2,439
Warranties accrued	54	108
Warranties settled or reversed	(17)	(462)

Balance at March 31	$1,124	$2,085

     6. Restructuring
     During the first quarter of 2009, the Company undertook certain restructuring activities to reduce expenses. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with the employee terminations. The net charge for these restructuring activities was $1.2 million and all cash payments have been made. Of this amount, approximately $182,000 has been included in the discontinued operations line item on the consolidated statements of operations.
     During the second quarter of 2009, the Company undertook certain additional restructuring activities to reduce expenses. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with the employee terminations. The net charge for these restructuring activities was $243,000 and all cash payments have been made. Of this amount, approximately $39,000 has been included in the discontinued operations line item on the consolidated statements of operations.
     During the fourth quarter of 2009, the Company undertook certain additional restructuring activities, including the departure of a senior executive, to reduce expenses. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with the employee terminations. The net charge for these restructuring activities was $1.2 million. The remaining restructuring liability is expected to be substantially completed by the end of the third quarter of 2012.
     Changes in all of the Company’s restructuring liabilities discussed above during the three months ended March 31, 2010 and 2009 are summarized as follows (in thousands):

	Three months ended March 31,
	2010	2009
Accrual at December 31	$1,208	$—
Restructuring charge	—	1,249
Cash payments	(251)	(910)
Imputed interest	13	—
Restructuring charge adjustment	(14)	—

Accrual at March 31	$956	$339

     At March 31, 2010, $425,000 and $531,000 of accrued restructuring charges were included in current liabilities and long-term liabilities, respectively, on the condensed consolidated balance sheet. At December 31, 2009, $570,000 and $638,000 of accrued restructuring charges were included in current liabilities and long-term liabilities, respectively, on the consolidated balance sheet. The restructuring liability related to a senior executive was recorded at its fair value based on an assumed interest rate of 5.0%, which represents the current market rate of interest at which the Company could borrow, due to the long-term nature of the liability. The Company will recognize interest expense associated with amortizing the $77,000 discount on this liability over the 30 month term of the restructuring payout. During the first three months of 2010, the Company recognized $13,000 of interest expense.
     The Company’s restructuring estimates will be reviewed and revised quarterly and may result in an increase or decrease to restructuring charges. During the first quarter of 2010, the Company recorded a $14,000 positive adjustment as a result of lower benefit charges in connection with our first quarter 2009 restructuring plan than were originally anticipated.
     7. Commitments and Contingencies
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

     8. Stockholders’ Equity
     Preferred Stock and Warrant Purchase Agreement
     The Company had 5,000,000 shares of convertible preferred stock authorized as of March 31, 2010 and December 31, 2009.
     In April 2006, the Company entered into a purchase agreement with Oak Investment Partners XI, Limited Partnership (“Oak”). Pursuant to the purchase agreement, Oak purchased 300,000 shares of the Company’s Series B preferred stock, par value $0.001 per share, for $150 per preferred share, or a total of $45.0 million. The preferred shares are convertible initially into 3,000,000 shares of common stock, for an effective purchase price of $15 per common share equivalent. The Company also issued Oak a warrant granting Oak the right to purchase an additional 90,000 shares of Series B preferred stock at an exercise price of $150 per share. The warrant expired on April 24, 2009. The Company received net proceeds of $43.1 million from the sale of the Series B preferred stock and the warrant after the payment of legal fees and other expenses, including commissions.
     On January 21, 2010, the Company repurchased all 300,000 outstanding shares of its preferred stock held by Oak for $120 per share, or a total of $36.0 million in cash. The total cost of the repurchase was $36.2 million, which included fees and expenses. The 300,000 outstanding shares represented 3,000,000 shares of Endwave common stock on an as-converted basis. Such shares had entitled Oak to a liquidation preference equal to its original investment of $45.0 million before any proceeds from a liquidation or sale of the Company would have been paid to the holders of Endwave’s common stock. In connection with the share repurchase, Eric Stonestrom, Oak’s designee to Endwave’s board of directors, resigned from the board of directors.
     Since the Company repurchased the preferred stock for official retirement, the excess of the stated value, $43.1 million, over the effective repurchase price of $36.2 million was credited to additional paid-in capital.
     Stock Based Compensation
     Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.
     The effect of recording stock-based compensation for the three months ended March 31, 2010 and 2009 was as follows (in thousands, except per share data):

	Three months ended March 31,
	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$237	$650
Employee stock purchase plan	75	144
Restricted stock units	25	—
Amounts capitalized into inventory during the three-month period	(6)	(6)
Amounts previously capitalized into inventory and expensed	—	19

Total stock-based compensation	331	807
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$331	$807

Impact on net loss per share — basic and diluted	$(0.03)	$(0.09)

     During the three months ended March 31, 2010, the Company granted options to purchase 269,600 shares of common stock with an estimated grant-date fair value of $403,000 or $1.49 per option. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $68,000.
     During the three months ended March 31, 2010, the Company granted 138,000 restricted stock units with an estimated grant-date fair value of $356,000 or $2.58 per share. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $42,000.
     During the three months ended March 31, 2009, the Company granted options to purchase 469,700 shares of common stock with an estimated total grant date fair value of $478,000 or $1.02 per option. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was a total of $141,000. The Company did not grant any restricted stock units during this period.
     As of March 31, 2010, the unrecorded stock-based compensation balance related to all stock options was $727,000, net of estimated forfeitures, and will be recognized over an estimated weighted-average service period of 1.4 years. As of March 31, 2010, the unrecorded stock-based compensation balance related to all restricted stock was $289,000, net of estimated forfeitures, and will be recognized over an estimated weighted-average service period of 1.8 years. As of March 31, 2010, the unrecorded stock-based compensation balance related to the employee stock purchase plan was $126,000, net of estimated forfeitures, and will be recognized over an estimate weighted-average service period of 0.4 years.
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions:

	Three months ended
	March 31,
	2010	2009
Risk-free interest rate	1.28% - 2.23%	1.44% - 1.97%
Expected life of options	4.6 years	4.6 years
Expected dividends	0.0%	0.0%
Volatility	70%	70%
     There were no enrollments or shares issued under the employee stock purchase plan for the three months ended March 31, 2010 and 2009.
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
     The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $39,000 and $2,000, respectively.
Equity Incentive Program
     The Company’s equity incentive program is a broad-based, long-term retention program designed to align stockholder and employee interests. Under the Company’s equity incentive program, stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of the Company’s common stock at the grant date. Under the Company’s equity incentive program, restricted stock units generally have a vesting period of two years.

     The following table summarizes stock option activity for the indicated periods:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2009	1,010,561	$2.31
Options granted	269,600	2.65
Options exercised	(47,022)	1.81
Options cancelled	(13,174)	2.58

Outstanding at March 31, 2010	1,219,965	$2.40	7.32	$560

Options vested and exercisable and expected to be exercisable at March 31, 2010	1,142,355	$2.40	7.18	$531
Options vested and exercisable at March 31, 2010	501,375	$2.34	4.27	$286
     The options outstanding and options vested and exercisable at March 31, 2010 were in the following exercise price ranges:

				Options Vested and Exercisable
Options Outstanding at March 31, 2010				At March 31, 2010
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$0.76 - $ 1.21	11,348	$1.13	2.74	11,348	$1.13
$1.81 - $ 1.81	289,626	$1.81	6.14	147,102	$1.81
$1.93 - $ 2.40	88,607	$2.16	6.19	53,219	$2.00
$2.53 - $ 2.53	495,139	$2.53	6.97	235,670	$2.53
$2.55 - $ 2.55	46,966	$2.55	7.81	40,053	$2.55
$2.65 - $ 2.65	269,600	$2.65	9.84	0	$0.00
$2.68 - $ 6.59	13,904	$5.00	5.66	9,959	$4.78
$9.90 - $13.23	4,775	$10.16	6.55	4,024	$10.15

	1,219,965	$2.40	7.32	501,375	$2.34

     The following table summarizes restricted stock unit activity for the indicated periods:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value
	Shares	Fair Value	Term (Years)	(In thousands)
Outstanding at December 31, 2009	—	$0.00
Awarded	138,000	2.58
Released	—	0.00
Forfeited	—	0.00

Outstanding at March 31, 2010	138,000	$2.58	1.35	$388

Ending Vested & Expected to Vest	123,469	$2.58	1.32	$347
     At March 31, 2010, none of the Company restricted stock units were exercisable. At March 31, 2010, the Company had 4,787,702 options and awards available for grant under its equity incentive plans.
Employee Stock Purchase Plan
     In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to

85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. The compensation cost in connection with the purchase plan for the three months ended March 31, 2010 and 2009 was $75,000 and $144,000. There were no shares issued under the purchase plan during the three months ended March 31, 2010 and 2009. At March 31, 2010, there were 363,832 shares available for purchase under the purchase plan.
     9. Discontinued Operations
     On April 30, 2009, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Microsemi, pursuant to which Microsemi purchased the Company’s Defense and Security RF module business including all of the outstanding capital stock of Endwave Defense Systems, Incorporated (“EDSI”). As consideration, Microsemi assumed certain liabilities associated exclusively with the Defense and Security RF module business, including the Company’s building lease in Folsom, California, and paid $28.0 million in cash. The Purchase Agreement contains representations and warranties as to the Defense and Security RF module business that survive for two years following the closing. In connection with the transaction, the Company entered into an indemnification agreement pursuant to which the Company agreed to indemnify Microsemi for environmental, product liability and intellectual property infringement claims related to the Company’s operation of the Defense and Security RF module business prior to the closing date, as well as for any other excluded liability, and Microsemi agreed to indemnify the Company for any claims related to the operation of the Defense and Security RF module business following the closing date and for any other assumed liability, subject in some cases to a customary deductible and limitation on maximum damages.
     Concurrently with the closing of the acquisition, the Company entered into a transition services agreement and an employee transition services agreement with Microsemi pursuant to which the Company agreed to provide to Microsemi for a limited period of time certain transitional services, including accounting, human resources, information technology and product supply services.
     During the fiscal year ended December 31, 2009, the Company recognized a $19.6 million gain on sale of discontinued operations, net of tax, which included the following: $28.0 million of cash received from Microsemi and $1.3 million of liabilities assumed by Microsemi reduced by $647,000 of deal fees and $9.1 million of assets transferred to Microsemi.
     The results of operations for the business classified as discontinued operations are as follows (in thousands):

Three months ended
March 31,
2009
Revenue of discontinued operations	$4,797
Loss from discontinued operations	(1,067)
Loss from discontinued operations, net of tax	$(1,067)
     10. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include the convertible preferred stock which was repurchased in January 2010, a warrant to purchase convertible preferred stock which expired in April 2009, options to purchase common stock, restricted stock units and shares to be purchased in connection with the Company’s employee stock purchase plan.
     As of March 31, 2009, 300,000 shares of preferred stock were outstanding, which were convertible into 3,000,000 shares of common stock. Additionally, as of March 31, 2009, the Company had an outstanding warrant that granted the holder the right to purchase 90,000 shares of preferred stock, which were convertible into 900,000 shares of common stock. The warrant expired on April 24, 2009. On January 21, 2010, the Company repurchased all 300,000 shares of its preferred stock held by Oak.

     As the Company incurred net losses for all periods presented, shares associated with common stock issuable upon the conversion of the preferred shares or the exercise of the outstanding warrants were not included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. Potential dilutive common shares of 1,357,965 as of March 31, 2010 and 3,225,313 as of March 31, 2009 from the assumed exercise of stock options and restricted stock units were not included in the net loss per share calculations as their inclusion would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for all periods presented.
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
     The components of comprehensive loss were as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Net loss	$(1,283)	$(3,660)
Change in unrealized gain (loss) on investments	(5)	(25)

Total comprehensive loss	$(1,288)	$(3,685)

     12. Segment Disclosures
     The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s total revenues by billing location for the periods ended March 31 were as follows (in thousands):

	Three months ended March 31,
	2010		2009
United States	$1,766	36.5%	$38	0.5%
Finland	—	0.0%	6,540	90.3%
Germany	2,128	44.0%	26	0.4%
Hungary	179	3.7%	374	5.2%
Slovakia	706	14.6%	191	2.6%
Rest of the world	55	1.2%	73	1.0%

Total	$4,834	100.0%	$7,242	100.0%

     For the three months ended March 31, 2010, three customers were each greater than 10% of total revenues and combined they accounted for 94% of the Company’s total revenues. For the three months ended March 31, 2009, one customer accounted for 90% of the Company’s total revenues and no other customer accounted for more than 10% of the Company’s total revenues.
     13. Recent Accounting Pronouncements
     In December 2009, the Financial Accounting Standards Board (“FASB”) issued new standards which eliminate the qualifying special-purpose entities (“QSPE”) concept and amend the provisions to determine whether an entity is a variable interest entity and when it would require consolidation. These standards are effective for a company’s first annual reporting period that begins after November 15, 2009, interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. These standards did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
     In December 2009, the FASB issued new standards for the transfer of financial assets. These standards eliminate the concept of QSPE, remove the scope exception for QSPE when applying the accounting guidance related to variable interest entities, change the requirements for derecognizing financial assets, and require additional disclosures. These standards are effective for a company’s first annual and interim reporting periods that begin after November 15, 2009. These standards did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
     In January 2010, the FASB issued new standards for fair value measurement and disclosures. These new standards require disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. These standards are required to be adopted in the first quarter of 2010. These standards did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
     In February 2010, the FASB issued new standards which amend the subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. These standards are effective upon issuance and did not a material impact on the Company’s unaudited condensed consolidated financial statements.
     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, related notes and “Risk Factors” section included elsewhere in this report on Form 10-Q, as well as the information contained under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.
     The terms “we,” “us,” “our” and words of similar import below refer to Endwave Corporation.
Overview
     We design, manufacture and market radio frequency, or RF, products that enable the transmission, reception and processing of high frequency RF signals.
     As a result of the divestiture of our Defense and Security RF module business in April 2009, our products now consist of two key product lines:
•	Our transceiver modules which serve as the core RF sub-system in digital microwave radios are produced for telecommunication network original equipment manufacturers and system integrators located throughout the world, collectively referred to as telecom OEMs.

•	Our semiconductor product line consists of a broad range of monolithic microwave integrated circuits, or MMICs, including amplifiers, voltage controlled oscillators, up and down converters, variable gain amplifiers, voltage variable attenuators, fixed attenuators and filters. These types of devices find wide application in numerous telecommunications, avionic, defense, homeland security, instrumentation and consumer systems. Our semiconductor product line was formally introduced to the market in the latter part of 2009 and has not yet become a significant source of revenue for us.
     On April 30, 2009, we entered into an Asset Purchase Agreement with Microsemi Corporation (“Microsemi”) pursuant to which Microsemi purchased our Defense and Security RF module business, including all of the outstanding capital stock of our subsidiary, Endwave Defense Systems Incorporated. As consideration, Microsemi assumed certain liabilities associated exclusively with the Defense and Security RF module business and paid

$28.0 million in cash. Additionally, as part of the sale, approximately 130 employees associated with the Defense and Security RF module business transferred to Microsemi. Accordingly, we reclassified the results of our Defense and Security RF module business as a discontinued operation in our consolidated statements of operations for all periods presented in this Quarterly Report on Form 10-Q, and all amounts set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operation reflect such reclassification.
Results of Operations
Three months ended March 31, 2010 and 2009
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended
	March 31,
	2010	2009
Total revenues	100.0%	100.0%

Cost of product revenues	70.1	66.5
Research and development	20.8	23.6
Sales and marketing	12.1	8.0
General and administrative	23.4	24.6
Restructuring	(0.3)	14.7

Total costs and expenses	126.1	137.4

Loss from continuing operations	(26.1)	(37.4)
Interest and other income (expense), net	(0.4)	1.5

Loss from continuing operations before benefit from income taxes	(26.5)	(35.9)
Benefit from income taxes	—	0.1

Loss from continuing operations	(26.5)	(35.8)
Loss from discontinued operations, net of tax	—	(14.7)

Net loss	(26.5)%	(50.5)%

Total revenues

	Three months ended March 31,
	2010	2009	% Change
	(In thousands)
Total revenues	4,834	7,242	(33.3)%
     Total revenues primarily consist of product revenues for sales of our transceiver module products.
     During the three months ended March 31, 2010, total revenues decreased by $2.4 million, or 33%, compared to the same period in 2009. The demand for our products has declined relative to prior periods as the mobile communication industry has been impacted by the global economic downturn and credit crisis. Additionally, during the second half of 2009 a key legacy product for a major customer’s radio platform experienced a rapid and unanticipated drop in sales while sales of our new module designs supporting next-generation radios were just beginning their production ramp. During the first quarter of 2010, the increased revenues from the new module designs did not offset the decline in revenues from the legacy product.
     We believe revenue growth, if any, will be due to the ramp of our new module designs supporting next-generation radios that began production ramp late in 2009 and continued during the first quarter of 2010, as well as from our semiconductor product line which we announced in September 2009.

Cost of product revenues

	Three months ended March 31,
	2010	2009	% Change
	(In thousands)
Cost of product revenues	$3,391	$4,819	(29.6)%
Percentage of total revenues	70.1%	66.5%
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
     During the first three months ended March 31, 2010, the cost of product revenues as a percentage of revenues increased primarily due to the decreased absorption of our overhead costs resulting from decreased production and the increase in inventory reserves due to excess material related to a rapid and unanticipated drop in sales of a legacy product for a major customer’s radio platform. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $10,000 during the first quarter of 2010 and $17,000 during the first quarter of 2009.
     We continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.
Research and development

	Three months ended March 31,
	2010	2009	% Change
	(In thousands)
Research and development	$1,006	$1,705	(41.0)%
Percentage of total revenues	20.8%	23.6%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.
     During the first three months of 2010, research and development costs were $1.0 million compared to $1.7 million in the first three months of 2009. The decrease in research and development costs was primarily due to a $352,000 decrease in personnel-related expenses and a $340,000 decrease for project-related expense. The decrease in personnel-related expenses is primarily due to the restructuring activities taken during fiscal 2009.
     During the remainder of 2010, we expect research and development expenses to be lower relative to 2009 in absolute dollar terms, as the restructuring activities we undertook in 2009 will fully impact our 2010 results.
Sales and marketing

	Three months ended March 31,
	2010	2009	% Change
	(In thousands)
Sales and marketing	$584	$579	0.9%
Percentage of total revenues	12.1%	8.0%
     Sales and marketing consist primarily of salaries and related expenses for sales and marketing personnel, outside professional services, expenses related to stock-based compensation and promotional activities.

     During the first three months of 2010, sales and marketing costs were flat in absolute dollars compared to the first three months of 2009. During the first three months of 2010, a small increase in travel expenses and sales commission expenses were partially offset by a decrease for stock-based compensation expense.
     During the remainder of 2010, we expect sales and marketing expenses to be flat relative to 2009 in absolute dollar terms.
General and administrative

	Three months ended March 31,
	2010	2009	% Change
	(In thousands)
General and administrative	$1,131	$1,779	(36.4)%
Percentage of total revenues	23.4%	24.6%
     General and administrative consist primarily of salaries and related expenses for executive, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, and expenses related to stock-based compensation.
     During the first three months of 2010, general and administrative costs were $1.1 million compared to $1.8 million in the first three months of 2009. The decrease in general and administrative costs was primarily due to a $390,000 decrease in personnel-related expenses, a $175,000 decrease in stock-based compensation and a $118,000 decrease for professional fees. The decrease in personnel-related expenses is primarily due to the restructuring activities taken during fiscal 2009.
     During the remainder of 2010, we expect general and administrative expenses to be lower relative to 2009 in absolute dollar terms, as the restructuring activities we undertook in 2009 will fully impact our 2010 results.
Restructuring

	Three months ended March 31,
	2010	2009	% Change
	(In thousands)
Restructuring	$(14)	$1,067	(101.3)%
     During the first quarter of 2009, we undertook certain restructuring activities to reduce expenses. These terminations affected all areas of our operations. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with employee terminations. The net charge for these restructuring activities in the first quarter of 2009 was $1.2 million. Of this amount, approximately $182,000 has been included in income (loss) from discontinued operations. During the first quarter of 2010, we recorded a $14,000 positive adjustment as a result of lower benefit charges in connection with our first quarter 2009 restructuring plan than were originally anticipated.
Interest and other income, net

	Three months ended March 31,
	2010	2009	% Change
	(In thousands)
Interest and other income (expense), net	$(19)	$106	(117.9)%
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location which ended in June 2009, gains and losses related to foreign currency transactions and interest expense imputed for a long-term restructuring liability.
     The decrease in interest and other income, net during the three months ended March 31, 2010 was primarily the result of decreased interest earned on our investments and increased interest expense for a long-term restructuring liability.
     During the first three months of 2010, we earned $21,000 of interest income which was offset by interest expense for a long-term restructuring liability, banking charges and losses on foreign currency transactions. During the three months of 2009, we earned $86,000 of interest income, and recognized $38,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions.
     Our functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency are remeasured into the functional currency at the time of the transaction. Foreign currency transaction losses consist of the remeasurement gains and losses that arise from exchange rate fluctuations related to our operations in Thailand. During the first three months of 2010 and 2009, we recorded foreign currency transaction losses of $3,000 and $5,000, respectively.
Income tax benefit

	Three months ended March 31,
	2010	2009	% Change
	(In thousands)
Benefit from income taxes	$—	$8	(100.0)%
     During the first quarter of 2009, we recorded a net income tax benefit of $8,000 due to recording a benefit from refundable research and development tax credits in the United States. No other income tax expense (benefit) has been recorded because we have incurred operating losses that cannot be benefitted due to a full valuation allowance.
Discontinued Operations

	Three months ended March 31,
	2010	2009	% Change
	(In thousands)
Loss from discontinued operations, net of tax	$—	$(1,067)	(100.0)%
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
     We classified the results of the Defense and Security RF module business as a discontinued operation in our consolidated statements of operations for all periods presented. During the first three months of 2009, we recognized a loss from discontinued operations of $1.1 million net of tax expenses.
Liquidity and Capital Resources
     At March 31, 2010, we had $20.2 million of cash and cash equivalents, $9.2 million in short-term investments, working capital of $33.5 million and no debt outstanding. The following table sets forth selected condensed consolidated statement of cash flows data:

	Three months ended
	March 31,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(436)	$(2,661)
Net cash provided by (used in) investing activities	1,656	(1,053)
Net cash used in financing activities	(36,156)	(1)
Net cash used in discontinued operations	—	(1,894)
Cash, cash equivalents, restricted cash and short-term investments at end of period	$29,441	$41,208
     During the first three months of 2010, operating activities used $436,000 of cash as compared to $2.7 million during the first three months of 2009. Our net loss adjusted for depreciation and other non-cash items, was $663,000 during the first three months of 2010 as compared to $1.8 million during the first quarter of 2009. During the first three months of 2010, the remaining provision of $227,000 in cash was primarily due to a $681,000 increase in accounts payable and a $375,000 decrease in accounts receivable which were partially offset by a $658,000 increase in inventories and a $291,000 decrease in accrued compensation, restructuring, other current and other long-term liabilities. During the first three months of 2009, the remaining use of $838,000 in cash was primarily due to a $2.5 million increase in accounts receivable, a $633,000 decrease in accrued compensation, restructuring, other current and other long-term liabilities and a $436,000 decrease in accrued warranty which were partially offset by a $2.6 million decrease in inventories.
     During the first three months of 2010, investing activities provided cash of $1.7 million as compared to using $1.1 million of cash in the first three months of 2009. The source of cash during the first three months of 2010 was primarily the result of the net sales and maturities of investments of $2.0 million partially offset by the purchase of leasehold improvements and equipment of $345,000. The use of cash during the first three months of 2009 was primarily the result of a net $878,000 purchase of investments and the purchase of $175,000 for leasehold improvements and equipment.
     Financing activities used $36.2 million of cash during the first three months of 2010 primarily due to the $36.2 million repurchase of our preferred stock. Financing activities used $1,000 of cash during the first quarter of 2009 primarily for the payment of capital leases which were partially offset by the proceeds from the exercise of employee stock options.
     At March 31, 2010, we had a net unrealized gain of $10,000 related to $9.2 million of investments in nine debt securities. The increase in the value of these investments is primarily related to changes in interest rates. The investments all mature during 2010 and we believe that we have the ability to hold these investments until the maturity date. We recorded a foreign currency transaction loss of $3,000 and $5,000 during the first three months of 2010 and 2009, respectively.
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
     The following table summarizes our future cash obligations for operating leases and capital leases, excluding interest, as of March 31, 2010:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations:
Capital lease obligations, including interest	$12	$12	$—	$—	$—
Operating lease obligations	1,143	562	510	71	—

Total	$1,155	$574	$510	$71	$—

Recent Accounting Pronouncements
     In December 2009, the Financial Accounting Standards Board (“FASB”) issued new standards which eliminate the qualifying special-purpose entities (“QSPE”) concept and amend the provisions to determine whether an entity is a variable interest entity and when it would require consolidation. These standards are effective for a company’s first annual reporting period that begins after November 15, 2009, interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. These standards did not have a material impact on our unaudited condensed consolidated financial statements.
     In December 2009, the FASB issued new standards for the transfer of financial assets. These standards eliminate the concept of QSPE, remove the scope exception for QSPE when applying the accounting guidance related to variable interest entities, change the requirements for derecognizing financial assets, and require additional disclosures. These standards are effective for a company’s first annual and interim reporting periods that begin after November 15, 2009. These standards did not have a material impact on our unaudited condensed consolidated financial statements.
     In January 2010, the FASB issued new standards for fair value measurement and disclosures. These new standards require disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. These standards are required to be adopted in the first quarter of 2010. These standards did not have a material impact on our unaudited condensed consolidated financial statements.
     In February 2010, the FASB issued new standards that amend the subsequent event disclosure requirements for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. These standards are effective upon issuance and did not have a material impact on our unaudited condensed consolidated financial statements.
     Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes in our reported market risks since our report on market risks in our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading corresponding to that set forth above. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash primarily in investments with short maturities. As of March 31, 2010, our investments in our portfolio were classified as cash equivalents and short-term investments. The cash equivalents and short-term investments consisted primarily of United States Treasury note, United States government agency notes, United States government money market funds, commercial papers and corporate notes. Since our investments consist of cash equivalents and short-term investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.
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

     We currently pay a number of expenses related to our Thai personnel and office in Thai Bhat. During the first quarter of 2010, the total payments made in Thai Bhat were $199,000 and we recorded a related foreign currency transaction loss of $3,000. During the first quarter of 2009, the total payments made in Thai Bhat were $196,000 and we recorded a related foreign currency transaction loss of $5,000.
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
     ** Indicates risk factor has been updated since our Annual Report on Form 10-K for the year ended December 31, 2009.
Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future.**
     We had a net loss from continuing operations of $1.3 million for the first quarter of 2010. We also had a net loss from continuing operations of $10.6 million and $4.0 million for the years ended December 31, 2009 and 2008, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
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
We depend on a small number of key customers in the mobile communication industry for a significant portion of our revenues. If we lose any of our major customers or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.**
     We depend, and expect to continue to depend, on a relatively small number of mobile communication customers for a significant part of our revenues. The loss of any of our major customers or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. For the three months ended March 31, 2010, three customers were each greater than 10% of total revenues and combined they accounted for 94% of our total revenues. For the three months ended March 31, 2009, one customer accounted for 90% of our total revenues and no other customer accounted for more than 10% of our total revenues.
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
Because of the shortages of some components and our dependence on single source suppliers and custom components, we may be unable to obtain an adequate supply of components of sufficient quality in a timely fashion, or we may be required to pay higher prices or to purchase components of lesser quality.**
     Many of our products are customized and must be qualified with our customers. This means that we cannot change components in our products easily without the risks and delays associated with requalification. Accordingly, while a number of the components we use in our products are made by multiple suppliers, we may effectively have single source suppliers for some of these components. Further, we have recently experienced extended lead times for many components.
     In addition, we currently purchase a number of components, some from single source suppliers, including, but not limited to:
•	semiconductor devices;

•	application-specific monolithic microwave integrated circuits;

•	voltage-controlled oscillators;

•	voltage regulators;

•	passive components;

•	unusual or low usage components;

•	surface mount components compliant with the EU’s Restriction of Hazardous Substances, or RoHS, Directive;

•	custom metal parts;

•	high-frequency circuit boards; and

•	custom connectors.
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
Competitive conditions often require us to reduce prices and, as a result, we need to reduce our costs in order to be profitable.**
     Over the past year, we reduced the prices of many of our telecommunication products in order to remain competitive and we expect market conditions will cause us to reduce our prices in the future. In order to reduce our per-unit cost of product revenues, we must continue to design and re-design products to require lower cost materials and improve our manufacturing efficiencies. The combined effects of these actions may be insufficient to achieve the cost reductions needed to maintain or increase our gross margins or achieve profitability.
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
Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of March 31, 2010, we had 43 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2013 and 2028. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
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
Risks Relating to Ownership of Our Stock
The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.**
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. In the first three months of 2010, the lowest daily sales price for our common stock was $2.28 and the highest daily sales price for our common stock was $2.95. In 2009, the lowest daily sales price for our common stock was $1.36 and the highest daily sales price for our common stock was $3.43. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
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
We have a few stockholders that each own a large percentage of our outstanding capital stock and, as a result of their significant ownership, are able to significantly affect the outcome of matters requiring stockholder approval.**

     As of February 5, 2010, our four largest stockholders together owned approximately 40% of our outstanding common stock. Because most matters requiring approval of our stockholders require the approval of the holders of a majority of the shares of our outstanding capital stock present in person or by proxy at the annual meeting, the significant ownership interest of these shareholders allows them to significantly affect the election of our directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without their support, even if the transaction is favorable to our stockholders as a whole.
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

     Item 6. Exhibits.

Number	Description
3.1(2)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(4)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.4(5)	Certificate of Designation for Series B Preferred Stock.

3.5(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.

3.6(7)	Amended and Restated Bylaws.

4.1(2)	Form of Specimen Common Stock Certificate.

4.2(4)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.

4.3(4)	Form of Rights Certificate

4.6(8)	Amendment No. 1 to Rights Agreement, dated as of December 21, 2007, between the Registrant and ComputerShare Trust Company, Inc.

10.1(2)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(2)*	1992 Stock Option Plan.

10.3(2)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(2)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(9)*	2007 Equity Incentive Plan.

10.6(10)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.

10.7(10)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.

10.8(2)*	2000 Employee Stock Purchase Plan.

10.9(2)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.10(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.11(2)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.12(12)*	Description of Compensation Payable to Non-Employee Directors.

10.13(21)*	2010 Base Salaries for Named Executive Officers.

10.15(2)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.16(14)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.

10.17(14)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.

10.18(15)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

10.19(16)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.

10.20(17)	Lease Agreement by and between 8812, a California limited partnership, and the Registrant dated May 20, 2008.

10.21(17)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

10.22(18)†	First Amendment, dated as of December 1, 2008, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

10.23(18)†	Amendment, dated as of February 13, 2009, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

10.24(19)*	Executive Officer Severance Plan.

10.25(19)*	Senior Executive Officer Severance and Retention Plan.

10.26(20)	Stock Purchase Agreement, dated January 21, 2010, between Oak Investment Partners XI, Limited Partnership and the Registrant.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 28, 2007 and incorporated herein by reference.

(9)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-144851) and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-144054) and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2008 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended March 31,

2009 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 17, 2009 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 21, 2010 and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION
Date: May 14, 2010
	By:	/s/ John J. Mikulsky
John J. Mikulsky
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
	By:	/s/ Curt P. Sacks
Curt P. Sacks
Chief Financial Officer and Senior Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.