Form 10-Q
period 2010-06-30
ENDWAVE CORP
filed 2010-08-13
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     The number of shares of the registrant’s Common Stock outstanding as of July 23, 2010 was 9,795,349 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$6,095	$55,158
Short-term investments	21,411	11,307
Accounts receivable, net	2,191	3,009
Inventories	4,915	4,879
Other current assets	804	788

Total current assets	35,416	75,141
Property and equipment, net	1,895	1,796
Other assets, net	92	179

Total assets	$37,403	$77,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,484	$1,726
Accrued warranty	875	1,087
Accrued compensation	695	590
Restructuring liabilities, short-term	399	570
Other current liabilities	272	426

Total current liabilities	4,725	4,399
Restructuring liabilities, long-term	459	638
Other long-term liabilities	124	127

Total liabilities	5,308	5,164

Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; zero and 300,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	43,092
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,795,349 and 9,684,756 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	10	10
Additional paid-in capital, common stock	317,101	309,755
Accumulated other comprehensive income	1	15
Accumulated deficit	(285,017)	(280,920)

Total stockholders’ equity	32,095	71,952

Total liabilities and stockholders’ equity	$37,403	$77,116

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2009.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Product revenues	$3,753	$5,580	$8,587	$12,822

Costs and expenses:
Cost of product revenues*	4,036	4,237	7,427	9,056
Research and development*	1,075	1,306	2,081	3,011
Sales and marketing*	567	483	1,151	1,062
General and administrative*	882	1,452	2,013	3,231
Restructuring	—	166	(14)	1,233

Total costs and expenses	6,560	7,644	12,658	17,593

Loss from continuing operations	(2,807)	(2,064)	(4,071)	(4,771)
Interest and other income (expense), net	(7)	94	(26)	200

Loss from continuing operations before benefit from income taxes	(2,814)	(1,970)	(4,097)	(4,571)
Benefit from income taxes	—	(13)	—	(21)

Loss from continuing operations	(2,814)	(1,957)	(4,097)	(4,550)
Income from discontinued operations, net of tax* (Note 9)	—	18,597	—	17,530

Net income (loss)	$(2,814)	$16,640	$(4,097)	$12,980

Basic and diluted net loss per share from continuing operations	$(0.29)	$(0.21)	$(0.42)	$(0.48)
Basic and diluted net income per share from discontinued operations	$—	$1.97	$—	$1.86
Basic and diluted net income (loss) per share	$(0.29)	$1.76	$(0.42)	$1.38

Shares used in computing basic and diluted net loss per share	9,773,600	9,460,395	9,737,363	9,403,482

*	Includes the following amounts related to stock-based compensation:

Cost of product revenues	$(32)	$29	$21	$110
Research and development	(43)	60	52	188
Sales and marketing	(34)	67	34	175
General and administrative	48	251	163	541
Income from discontinued operations, net of tax	—	155	—	355
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	June 30,
	2010	2009
Operating activities:
Net income (loss)	$(4,097)	$12,980
Income from discontinued operations	—	17,530

Loss from continuing operations, net of tax	(4,097)	(4,550)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation	429	380
Stock compensation expense	270	1,014
Amortization of investments, net	173	24
Changes in operating assets and liabilities:
Accounts receivable, net	818	(1,827)
Inventories	(40)	4,602
Other assets	71	(898)
Accounts payable	758	123
Accrued warranty	(212)	(531)
Accrued compensation and other liabilities	(399)	(527)

Net cash used in operating activities	(2,229)	(2,190)

Investing activities:
Proceeds from sale of discontinued operations	—	28,000
Change in restricted cash	—	600
Purchases of property and equipment	(528)	(178)
Proceeds on sales and maturities of investments	3,800	14,315
Purchases of investments	(14,091)	(22,506)

Net cash (used in) provided by investing activities	(10,819)	20,231

Financing activities:
Repurchase of preferred stock	(36,238)	—
Payments on capital leases	(3)	(9)
Proceeds from common stock issuance	74	242
Proceeds from exercises of stock options, net	152	226

Net cash (used in) provided by financing activities	(36,015)	459

Cash flows from discontinued operations:
Operating activities	—	(2,513)
Investing activities	—	(794)
Financing activities	—	—

Net cash used in discontinued operations	—	(3,307)

Net change in cash and cash equivalents	(49,063)	15,193
Cash and cash equivalents at beginning of period	55,158	33,998

Cash and cash equivalents at end of period	$6,095	$49,191

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
     2. Investments
     The following fair value amounts have been determined using available market information.

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
Commercial paper	$1,999	$—	$—	$1,999
United States government agencies	16,966	2	(2)	16,966
Corporate securities	2,445	1	—	2,446

Total	$21,410	$3	$(2)	$21,411

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
Commercial paper	$799	$—	$—	$799
United States government agency	8,759	5	(2)	8,762
Corporate securities	1,734	12	—	1,746

Total	$11,292	$17	$(2)	$11,307

     At June 30, 2010, the Company had $21.4 million of short-term investments with maturities of less than one year and no long term investments.
     At June 30, 2010, the Company had unrealized gains of $3,000 related to $14.1 million of investments in debt securities and unrealized losses of $2,000 related to $7.3 million of investments in debt securities. The securities were in an unrealized loss position for a period of less than one year. The investments mature through 2011 and the Company believes that it has the ability to hold these investments until their maturity dates. Realized gains and losses were insignificant for the three and six months ended June 30, 2010 and 2009.
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
Fair Value Measurements
     The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

	Quoted Prices in
	Active Markets of		Significant Other
	Identical Assets		Observable Inputs
	(Level 1)		(Level 2)
	June 30,	Dec 31,	June 30,	Dec 31,
	2010	2009	2010	2009
Assets:
Cash equivalents:
Money market funds	$1,138	$54,097	$—	$—
Commercial paper	—	—	750	—
United States government agencies	—	—	3,600	—
Short-term investments:
Commercial paper	—	—	1,999	799
United States government agencies	—	—	16,966	8,762
Corporate securities	—	—	2,446	1,746

Total	$1,138	$54,097	$25,761	$11,307

Liabilities:	$—	$—	$—	$—

     The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of June 30, 2010, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
     As of June 30, 2010 and December 31, 2009, the Company did not have any significant transfers of investments between Level 1 and Level 2.
     The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued warranty, compensation and other liabilities approximate fair value due to their short-term maturities. The fair value for the Company’s investments in marketable debt securities is estimated based on quoted market prices. Based upon borrowing rates currently available to the Company for capital leases with similar terms, the carrying value of its capital lease obligations approximates fair value.
     3. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$3,463	$4,046
Work in process	606	292
Finished goods	846	541

	$4,915	$4,879

     The second quarter of 2010 included a $1.5 million write-off of inventory associated with excess material related to a rapid drop in sales of a legacy product for a major customer’s radio platform.
     4. Note Receivable
     During the third quarter of 2008, the Company was issued a note receivable with one of its customers, Allgon Microwave Corporation AB (“Allgon”) which failed to meet the terms of its accounts receivable. The note was in the amount of $545,000, with payments of $25,000 due on a weekly basis. The note was to be paid in full by the end of the first quarter of 2009.
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

     Changes in the Company’s product warranty liability during the six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Six months ended June 30,
	2010	2009
Balance at January 1	$1,087	$2,439
Warranties accrued	159	600
Warranties settled or reversed	(371)	(1,049)
Warranties transferred due to sale of business	—	(728)

Balance at June 30	$875	$1,262

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
     During the fourth quarter of 2009, the Company undertook certain additional restructuring activities, including the departure of a senior executive, to reduce expenses. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with employee terminations. The net charge for these restructuring activities was $1.2 million. The remaining restructuring liability of $858,000 at June 30, 2010 is expected to be substantially paid by the end of the third quarter of 2012.
     Changes in all of the Company’s restructuring liabilities discussed are summarized as follows (in thousands):

	Six months ended June 30,
	2010	2009
Accrual at December 31	$1,208	$—
Restructuring charge	—	1,507
Cash payments	(360)	(1,125)
Imputed interest	24	—
Restructuring charge adjustment	(14)	(55)

Accrual at June 30	$858	$327

     At June 30, 2010, $399,000 and $459,000 of accrued restructuring charges were included in current liabilities and long-term liabilities, respectively, on the condensed consolidated balance sheet. At December 31, 2009, $570,000 and $638,000 of accrued restructuring charges were included in current liabilities and long-term liabilities, respectively, on the condensed consolidated balance sheet. The restructuring liability related to a senior executive was recorded at its fair value based on an assumed interest rate of 5.0%, which represents the current market rate of interest at which the Company could borrow, due to the long-term nature of the liability. The Company will recognize interest expense associated with amortizing the $77,000 discount on this liability over the 30 month term of the restructuring payout. During the three and six months ended June 30, 2010, the Company recognized interest expense of $11,000 and $24,000, respectively.

     The Company’s restructuring estimates will be reviewed and revised quarterly, if necessary, and may result in an increase or decrease to restructuring charges. During the first quarter of 2010, the Company recorded a $14,000 positive adjustment as a result of lower benefit charges in connection with the first quarter 2009 restructuring plan than were originally anticipated.
     7. Commitments and Contingencies
     On October 31, 2008, the Company filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech, the parent company of Allgon Microwave Corporation AB, had breached its contractual obligations with Endwave and owes the Company $994,500 in a note receivable, purchased inventory and authorized finished goods purchase orders. The Company cannot predict the outcome of these proceedings. Other than the complaint against Advantech, the Company is not currently a party to any material litigation
     8. Stockholders’ Equity
     Preferred Stock and Warrant Purchase Agreement
     The Company had 5,000,000 shares of convertible preferred stock authorized as of June 30, 2010 and December 31, 2009.
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

     The effect of recording stock-based compensation for the three months ended June 30, 2010 and 2009 was as follows (in thousands, except per share data):

	Three months ended June 30,
	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$100	$501
Employee stock purchase plan	(171)	61
Amounts capitalized into inventory during the three month period	—	(6)
Amounts previously capitalized into inventory and expensed	10	6

Total stock-based compensation	(61)	562
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$(61)	$562

Impact on net income (loss) per share — basic and diluted	$0.01	$(0.06)

     For the compensation cost in connection with the purchase plan for the three months ended June 30, 2010, the Company recognized a benefit of $171,000 due to actual contributions being less than expected contributions for the offering period, resulting in the recognition of compensation cost only for those awards that actually vested.
     The effect of recording stock-based compensation for the six months ended June 30, 2010 and 2009 was as follows (in thousands, except per share data):

	Six months ended June 30,
	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$362	$1,151
Employee stock purchase plan	(96)	205
Amounts capitalized into inventory during the six month period	(6)	(12)
Amounts previously capitalized into inventory and expensed	10	25

Total stock-based compensation	270	1,369
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$270	$1,369

Impact on net income (loss) per share — basic and diluted	$(0.03)	$(0.15)

     During the three months ended June 30, 2010 and 2009, the Company granted options to purchase 25,500 and 50,300 shares of common stock, respectively, with an estimated total grant-date fair value of $44,000 and $60,000, respectively. Of these amounts, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $7,000 and $5,000, respectively.
     During the three months ended June 30, 2010, the Company granted 30,000 restricted stock units with an estimated grant-date fair value of $95,000 or $3.15 per share. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $8,000. The Company did not grant any restricted stock units during the three months ended June 30, 2009.
     During the six months ended June 30, 2010 and 2009, the Company granted options to purchase 295,100 and 520,000 shares of common stock, respectively, with an estimated total grant-date fair value of $447,000 or $1.51 per option and $538,000 or $1.04 per option, respectively. Of these amounts, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $75,000 and $146,000, respectively.

     During the six months ended June 30, 2010, the Company granted 168,000 restricted stock units with an estimated grant-date fair value of $451,000 or $2.68 per share. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $49,000. The Company did not grant any restricted stock units during the six months ended June 30, 2009.
     During the three months ended June 30, 2009, the Company fully accelerated the vesting of 165,600 options in connection with the closing of the Microsemi transaction described in Note 9 and certain restructuring activities. The Company recorded additional stock-based compensation expense of $66,000 relating to the incremental value of the fully vested modified awards.
     As of June 30, 2010, the unrecorded stock-based compensation balance related to all stock options was $570,000, net of estimated forfeitures, and will be recognized over an estimated weighted-average service period of 1.3 years. As of June 30, 2010, the unrecorded stock-based compensation balance related to all restricted stock units was $321,000, net of estimated forfeitures, and will be recognized over an estimated weighted-average service period of 1.5 years. As of June 30, the unrecorded stock-based compensation balance related to the employee stock purchase plan was $167,000, net of estimated forfeitures, and will be recognized over an estimate weighted-average service period of 0.5 years.
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Risk-free interest rate	1.51% - 2.43%	1.46% - 2.05%	1.28% - 2.43%	1.44% - 2.05%
Expected life of options	4.6 years	3.0 years	4.6 years	4.5 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	70%	70%	70%	70%
     The fair value of purchase rights under the employee stock purchase plan is determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Risk-free interest rate	0.24% - 1.06%	0.35% - 0.93%	0.24% - 1.06%	0.35% - 0.93%
Expected life of options	1.2 years	1.2 years	1.2 years	1.2 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	51%	51%	51%	51%
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
     The total intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $12,000 and $107,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $51,000 and $109,000, respectively.

Equity Incentive Program
     The Company’s equity incentive program is a broad-based, long-term retention program designed to align stockholder and employee interests. Under the Company’s equity incentive program, stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of issuance and are generally granted at prices not less than the fair market value of the Company’s common stock at the grant date. Under the Company’s equity incentive program, restricted stock units have a vesting period of two years.
     The following table summarizes the stock option activity for the indicated periods:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2009	1,010,561	$2.31
Options granted	295,100	2.69
Options exercised	(73,990)	2.05
Options cancelled	(52,727)	2.60

Outstanding at June 30, 2010	1,178,944	$2.41	7.03	$832

Options vested and exercisable and expected to be exercisable at June 30, 2010	1,113,365	$2.41	6.90	$793
Options vested and exercisable at June 30, 2010	536,680	$2.34	4.38	$439
     The options outstanding and options vested and exercisable at June 30, 2010 were in the following exercise price ranges:

				Options Vested and Exercisable
Options Outstanding at June 30, 2010				At June 30, 2010
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$0.76 - $ 1.21	11,348	$1.13	2.46	11,348	$1.13
$1.81 - $ 1.81	279,613	$1.81	5.77	155,974	$1.81
$1.93 - $ 2.40	88,607	$2.16	5.87	55,924	$2.02
$2.53 - $ 2.53	465,058	$2.53	6.52	269,319	$2.53
$2.55 - $ 2.55	30,300	$2.55	8.84	30,074	$2.55
$2.65 - $ 2.65	261,825	$2.65	9.59	75	$2.65
$2.92 - $ 6.59	37,868	$3.71	8.04	9,848	$4.95
$9.90 - $13.23	4,325	$10.19	3.29	4,118	$10.16

	1,178,944	$2.41	7.03	536,680	$2.34

     The following table summarizes the restricted stock unit activity for the indicated periods:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value
	Shares	Fair Value	Term (Years)	(In thousands)
Outstanding at December 31, 2009	—	$0.00
Awarded	168,000	2.68
Released	—	0.00
Forfeited	(6,200)	2.58

Outstanding at June 30, 2010	161,800	$2.69	1.05	$497

     At June 30, 2010, the Company had 148,371 restricted stock units vested and expected to vest with a weighted average remaining contractual term of 1.03 years and an aggregate intrinsic value of $455,000.
     At June 30, 2010, the Company had 4,771,305 options and awards available for grant under its equity incentive plans.
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
     For the compensation cost in connection with the purchase plan for the three months ended June 30, 2010, the Company recognized a benefit of $171,000 due to actual contributions being less than expected contributions for the offering period, resulting in the recognition of compensation cost only for those awards that actually vested. For the compensation cost in connection with the purchase plan for the three months ended June 30, 2009, the Company recognized an expense of $61,000. For the compensation cost in connection with the purchase plan for the six months ended June 30, 2010, the Company recognized a benefit of $96,000, and for the six months ended June 30, 2009, we recognized an expense of $205,000.
     During the second quarter of 2010, there were 36,603 shares issued under the purchase plan at a weighted average price of $2.03 per share. During the second quarter of 2009, there were 103,075 shares issued under the purchase plan at a weighted average price of $2.35 per share. At June 30, 2010, there were 327,229 shares available for purchase under the purchase plan.
     9. Discontinued Operations
     On April 30, 2009, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Microsemi, pursuant to which Microsemi purchased the Company’s defense and security business (the “Business”), including all of the outstanding capital stock of Endwave Defense Systems, Incorporated (“EDSI”). As consideration, Microsemi assumed certain liabilities associated exclusively with the Business, including the Company’s building lease in Folsom, California, and paid $28.0 million in cash. The Purchase Agreement contains standard representations and warranties as to the Business that survives for two years following the closing. In connection with the transaction, the Company entered into an indemnification agreement pursuant to which the Company agreed to indemnify Microsemi for environmental, product liability and intellectual property infringement claims related to the Company’s operation of the Business prior to the closing date, as well as for any other excluded liability, and Microsemi agreed to indemnify the Company for any claims related to the operation of the Business following the closing date and for any other assumed liability, subject in some cases to a customary deductible and limitation on maximum damages.
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

     The results of operations for the Business classified as discontinued operations are as follows (in thousands):

	Three months ended	Six months ended
	June 30,	June 30,
	2009	2009
Revenue of discontinued operations	$516	$5,313
Loss from discontinued operations	(961)	(2,028)
Gain on sale of discontinued operation, net of tax	19,558	19,558

Net income from discontinued operations, net of tax	$18,597	$17,530

     10. Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include the convertible preferred stock which was repurchased in January 2010, options to purchase common stock, restricted stock units and shares to be purchased in connection with the Company’s employee stock purchase plan.
     As of June 30, 2009, 300,000 shares of preferred stock were outstanding, which were convertible into 3,000,000 shares of common stock. On January 21, 2010, the Company repurchased all 300,000 shares of its preferred stock held by Oak.
     As the Company incurred net losses from continuing operations for all periods presented, shares associated with common stock issuable upon the conversion of the preferred shares were not included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. Potential dilutive common shares of 1,340,744 as of June 30, 2010 and 2,433,395 as of June 30, 2009 from the assumed exercise of stock options and unvested restricted stock units were not included in the net income (loss) per share calculations as their inclusion would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for all periods presented.
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
     The components of comprehensive income (loss) were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$(2,814)	$16,640	$(4,097)	$12,980
Change in unrealized loss on investments	(9)	(16)	(14)	(41)

Total comprehensive income (loss)	$(2,823)	$16,624)	$(4,111)	$12,939

     12.  Segment Disclosures
     The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s total revenues by billing location for the periods ended June 30 were as follows (in thousands):

	Three months ended June 30,
	2010		2009
United States	$1,557	41.5%	$6	0.1%
Finland	—	—	3,351	60.0%
Germany	1,049	27.9%	976	17.5%
Hungary	191	5.1%	335	6.0%
Slovakia	627	16.7%	906	16.3%
Rest of the world	329	8.8%	6	0.1%

Total	$3,753	100.0%	$5,580	100.0%

	Six months ended June 30,
	2010		2009
United States	$3,323	38.7%	$44	0.3%
Finland	—	—	9,891	77.1%
Germany	3,177	37.0%	1,002	7.8%
Hungary	370	4.3%	709	5.5%
Slovakia	1,333	15.5%	1,097	8.6%
Rest of the world	384	4.5%	79	0.7%

Total	$8,587	100.0%	$12,822	100%

     For the three months ended June 30, 2010, three customers each accounted for greater than 10% of total revenues and combined they accounted for 91% of our total revenues. For the three months ended June 30, 2009, two customers each accounted for greater than 10% of total revenues and combined they accounted for 94% of our total revenues and no other customer accounted for more than 10% of our total revenues.
     In the first half of 2010, three customers each accounted for greater than 10% of total revenues and combined they accounted for 93% of our total revenues. In the first half of 2009, one customer accounted for 85% of our total revenues and no other customer accounted for more than 10% of our total revenues.
     13. Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. The Company does not expect these new standards to significantly impact its unaudited condensed consolidated financial statements.
     In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. The Company does not expect these new standards to significantly impact its unaudited condensed consolidated financial statements.

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
     On April 30, 2009, we entered into an Asset Purchase Agreement with Microsemi Corporation (“Microsemi”) pursuant to which Microsemi purchased our Defense and Security RF module business, including all of the outstanding capital stock of our subsidiary, Endwave Defense Systems, Incorporated. As consideration, Microsemi assumed certain liabilities associated exclusively with the Defense and Security RF module business and paid $28.0 million in cash. Additionally, as part of the sale, approximately 130 employees associated with the Defense and Security RF module business transferred to Microsemi. Accordingly, we reclassified the results of our Defense and Security RF module business as a discontinued operation in our consolidated statements of operations for all periods presented in this Quarterly Report on Form 10-Q, and all amounts set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operation reflect such reclassification.

Critical Accounting Policies
     Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
     We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could potentially have a significant impact on our consolidated financial statements: Revenue recognition; Allowance for doubtful accounts; Warranty reserves; Inventory valuation; Stock-based compensation; Deferred taxes; Long-lived assets; Goodwill and intangible assets with an indefinite life; Fair value measurement; and Business combinations.
     There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2010 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 24, 2010.
Results of Operations
Three and six months ended June 30, 2010 and 2009
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of product revenues	107.5	75.9	86.5	70.6
Research and development	28.7	23.4	24.2	23.5
Sales and marketing	15.1	8.7	13.4	8.3
General and administrative	23.5	26.0	23.4	25.2
Restructuring	—	3.0	(0.1)	9.6

Total costs and expenses	174.8	137.0	147.4	137.2

Loss from continuing operations	(74.8)	(37.0)	(47.4)	(37.2)
Interest and other income (expense), net	(0.2)	1.7	(0.3)	1.5

Loss from continuing operations before benefit from income taxes	(75.0)	(35.3)	(47.7)	(35.7)
Benefit from income taxes	—	0.2	—	0.2

Loss from continuing operations	(75.0)	(35.1)	(47.7)	(35.5)
Income from discontinued operations, net of tax	—	333.3	—	136.7

Net income (loss)	(75.0)%	298.2%	(47.7)%	101.2%

Total revenues

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Total revenues	$3,753	$5,580	(32.7)%	$8,587	$12,822	(33.0)%

     Total revenues primarily consist of product revenues for sales of our transceiver module products.
     During the second quarter of 2010, total revenues decreased by $1.8 million, or 32.7%, compared to the second quarter of 2009. During first half of 2010, total revenues decreased by $4.2 million, or 33.0%, compared to the same period in 2009. The demand for our products has declined relative to prior periods as a key legacy product for a major customer’s radio platform experienced a rapid drop in sales while sales of our new module designs supporting next-generation radios were just beginning their production ramp. The increased revenues from the new module designs did not offset the decline in revenues from the legacy product.
     During the remainder of 2010, we expect revenues to be lower relative to the first half of 2010 in absolute dollar terms as revenues from our new module design and our semiconductor product-lines are not expected to offset the decline in revenues from our legacy products.
Cost of product revenues

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Cost of product revenues	$4,036	$4,237	(4.7)%	$7,427	$9,056	(18.0)%
Percentage of total revenues	107.5%	75.9%		86.5%	70.6%
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
     During the second quarter of 2010, the cost of product revenues as a percentage of revenues increased compared to the second quarter of 2009, primarily due to the write-off of inventory associated with excess material related to a rapid drop in sales of a legacy product for a major customer’s radio platform. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $92,000 during the second quarter of 2010 and $46,000 during the second quarter of 2009.
     During the first half of 2010, the cost of product revenues as a percentage of revenues increased compared to the first half of 2009, primarily due to the write-off of inventory associated with excess material related to a rapid drop in sales of a legacy product for a major customer’s radio platform. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $102,000 during the first half of 2010 and $65,000 during the first half of 2009.
     We continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technologies and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.
Research and development expenses

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Research and development expenses	$1,075	$1,306	(17.7)%	$2,081	$3,011	(30.9)%
Percentage of total revenues	28.7%	23.4%		24.2%	23.5%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.

     During the second quarter of 2010, research and development costs decreased in absolute dollars compared to the second quarter of 2009. During the second quarter of 2010, a decrease of $173,000 in personnel related expenses and a decrease of $103,000 in stock-based compensation expenses were partially offset by an increase of $64,000 in project related expenses.
     During the first half of 2010, research and development costs decreased in absolute dollars compared to the first half of 2009 primarily due to a decrease of $525,000 in personnel related expenses, a decrease of $276,000 in project related expenses and a decrease of $136,000 in stock-based compensation expenses.
     During the remainder of 2010, we expect research and development expenses to be consistent with the first half of 2010 in absolute dollar terms.
Sales and marketing

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Sales and marketing	$567	$483	17.4%	$1,151	$1,062	8.4%
Percentage of total revenues	15.1%	8.7%		13.4%	8.3%
     Sales and marketing consist primarily of salaries and related expenses for sales and marketing personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.
     During the second quarter of 2010, sales and marketing costs increased in absolute dollars compared to the second quarter of 2009 primarily due to an increase in marketing and sales commissions which were partially offset by a decrease in stock-based compensation expenses.
     Similarly, during the first half of 2010, sales and marketing costs increased in absolute dollars compared to the first half of 2009 primarily due to an increase in travel, marketing and sales commissions which were partially offset by a decrease in stock-based compensation expenses.
     During the remainder of 2010, we expect sales and marketing expenses to be consistent with the first half of 2010 in absolute dollar terms.
General and administrative

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
General and administrative	$882	$1,452	(39.3)%	$2,013	$3,231	(37.7)%
Percentage of total revenues	23.5%	26.0%		23.4%	25.2%
     General and administrative consist primarily of salaries and related expenses for executive, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, and expenses related to stock-based compensation.
     During the second quarter of 2010, general and administrative costs were $882,000 compared to $1.5 million in the second quarter of 2009. The decrease in general and administrative costs was primarily due to a $220,000 decrease in personnel-related expenses, a $203,000 decrease in stock-based compensation and a $101,000 decrease for professional fees.
     During the first half of 2010, general and administrative costs were $2.0 million compared to $3.2 million in the first half of 2009. The decrease in general and administrative costs was primarily due to a $661,000 decrease in personnel-related expenses, a $378,000 decrease in stock-based compensation and a $219,000 decrease for professional fees. The decrease in personnel-related expenses is primarily due to the restructuring activities undertaken during fiscal 2009.

     During the remainder of 2010, we expect general and administrative expenses to be consistent with the first half of 2009 in absolute dollar terms.
Restructuring

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Restructuring expenses	$—	$166	(100.0)%	$(14)	$1,233	(101.1)%
     During the first quarter of 2009, we undertook certain restructuring activities to reduce expenses. These terminations affected all areas of our operations. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with employee terminations. The net charge for these restructuring activities in the first quarter of 2009 was $1.2 million. Of this amount, approximately $182,000 has been included in income from discontinued operations. During the first quarter of 2010, we recorded a $14,000 positive adjustment as a result of lower benefit charges in connection with our first quarter 2009 restructuring plan than were originally anticipated.
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
     During the second quarter of 2009, we recorded $166,000 of restructuring expenses. A restructuring charge of $258,000 for the second quarter 2009 restructuring plan was partially offset by a $55,000 adjustment to the first quarter 2009 restructuring plan and $37,000 of restructuring expense recorded in discontinued operations. During the third quarter of 2009, we recorded a $15,000 positive adjustment as a result of lower benefit charges in connection with our second quarter 2009 restructuring plan than were originally anticipated.
Interest and other income (expense), net

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Interest and other income (expense), net	$(7)	$94	(107.5)%	$(26)	$200	(113.0)%
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location which ended in June 2009, gains and losses related to foreign currency transactions and interest expense imputed for a long-term restructuring liability.
     The decrease in interest and other income, net during both the three and six months ended June 30, 2010 was primarily the result of decreased interest earned on our investments and increased interest expense for a long-term restructuring liability.
     During the second quarter of 2010, we earned $25,000 of interest income which was offset by interest expense for a long-term restructuring liability, banking charges and losses on foreign currency transactions. During the second quarter of 2009, we earned $68,000 of interest income and recognized $38,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions.
     During the first half of 2010, we earned $46,000 of interest income which was offset by interest expense for a long-term restructuring liability, banking charges and losses on foreign currency transactions. During the first half of 2009, we earned $154,000 of interest income and recognized $76,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions.

     Our functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency are remeasured into the functional currency at the time of the transaction. Foreign currency transaction losses consist of the remeasurement gains and losses that arise from exchange rate fluctuations related to our operations in Thailand. During the second quarter of 2010, we recorded a foreign currency transaction loss of $2,000 and during the second quarter of 2009 we recorded a foreign currency transaction gain of $2,000. During the first half of 2010 and 2009, we recorded foreign currency transaction losses of $5,000 and $3,000, respectively.
Income tax benefit

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Benefit from income taxes	$—	$(13)	(100.0)%	$—	$(21)	(100.0)%
     During the second quarter of 2009, we recorded an income tax benefit of $13,000 due to a benefit from refundable research and development tax credits in the United States. During the first half of 2009, we recorded an income tax benefit of $21,000 due to a benefit from refundable research and development tax credits in the United States. No other income tax expense (benefit) has been recorded because we have incurred operating losses that cannot be benefitted due to a full valuation allowance.
Discontinued operations, net of tax

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Income from discontinued operations, net of tax	$—	$18,597	(100.0)%	$—	$17,530	(100.0)%
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
Liquidity and Capital Resources
     At June 30, 2010, we had $6.1 million of cash and cash equivalents, $21.4 million in short-term investments, working capital of $30.7 million and no debt outstanding. The following table sets forth selected condensed consolidated statement of cash flows data:

	Six months ended
	June 30,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(2,229)	$(2,190)
Net cash (used in) provided by investing activities	(10,819)	20,231
Net cash (used in) provided by financing activities	(36,015)	459
Cash, cash equivalents, short-term investments at end of period	$27,506	$68,667

     During both the first half of 2010 and the first half of 2009, operating activities used $2.2 million of cash. During the first half of 2010, our net loss, adjusted for depreciation and other non-cash items, used $3.2 million of cash as compared to the first half of 2009 which used $3.1 million of cash. During the first half of 2010, the remaining provision of $996,000 of cash was primarily due to an $818,000 decrease in accounts receivable and a $758,000 increase in accounts payable which were partially offset by a $399,000 decrease in accrued compensation and other liabilities and a $212,000 decrease in accrued warranty. During the first half of 2009, the remaining provision of $942,000 of cash was primarily due to a $4.6 million decrease in inventory and a $123,000 increase in accounts payable which were partially offset by a $1.8 million increase in accounts receivable, an $898,000 increase in other assets, a $531,000 decrease in accrued warranty and a $527,000 decrease in accrued compensation and other liabilities.
     During the first half of 2010, investing activities used $10.8 million of cash as compared to the first half of 2009 which provided $20.2 million of cash. The use of cash during the first half of 2010 was due to a net increase in investments of $10.3 million and the purchase of $528,000 of property and equipment. The source of cash during the first half of 2009 was due to the $28.0 million proceeds from sale of our defense and security business and a $600,000 decrease to restricted cash, which were partially offset by a net increase in investments of $8.2 million and the purchase of $178,000 of property and equipment.
     Financing activities used $36.0 million of cash during the first half of 2010 primarily due to the $36.2 million repurchase of our preferred stock which was partially offset by $152,000 of proceeds from the exercise of stock options and $74,000 of cash from the proceeds of stock issuance. Financing activities provided $459,000 of cash during the first half of 2009 primarily due to $242,000 of cash from the proceeds of stock issuance and $226,000 of proceeds from the exercise of stock options.
     At June 30, 2010, we had a net unrealized gain of $1,000 related to $21.4 million of investments in 26 debt securities. The investments all mature through 2011 and we believe that we have the ability to hold these investments until their maturity dates. During the first half of 2010 and 2009, we recorded foreign currency transaction losses of $5,000 and $3,000, respectively.
     In order to maintain and enhance our competitive position, we must be able to satisfy our customers’ short lead-times and rapidly-changing needs. As a result of these challenges, we may increase our raw materials and finished goods inventory so that they will be better-positioned to meet their customers’ demand. We currently have inventory consigned to a customer location and may increase this inventory in the future. Generally, if the consigned inventory is not withdrawn by our customer within a certain period of time we have the ability to invoice the customer for the consigned inventory. These potential increases in raw materials and finished goods may increase our working capital needs in the future.
     We believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. With the exception of operating leases discussed in the notes to the consolidated financial statements included in this report, we have not entered into any off-balance sheet financing arrangements and we have not established or invested in any variable interest entities. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets. The following table summarizes our future cash obligations for operating leases and capital lease, excluding interest, as of June 30, 2010:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 – 3 Years	3-5 Years	5 Years
	(In thousands)
Contractual Obligations:
Capital lease obligations, including interest	$9	$9	$—	—	$—
Operating lease obligations	1,004	567	399	38	—

Total	$1,013	$576	$399	$38	$—

Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our unaudited condensed consolidated financial statements.
     In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our unaudited condensed consolidated financial statements.
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
     Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes in our reported market risks since our report on market risks in our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading corresponding to that set forth above. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash primarily in investments with short maturities. As of June 30, 2010, our investments in our portfolio were classified as cash equivalents and short-term investments. The cash equivalents and short-term investments consisted primarily of United States treasury notes, United States government agency notes, United States government money market funds, corporate bonds and commercial paper. Since our investments consist of cash equivalents and short-term investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.
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
     We currently pay a number of expenses related to our Thai personnel and office in Thai Bhat. During the first half of 2010, the total payments made in Thai Bhat were $391,000 and we recorded a related foreign currency transaction loss of $5,000. During the first half of 2009, the total payments made in Thai Bhat were $395,000 and we recorded a related foreign currency transaction loss of $3,000.

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

Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future.**
     We had a net loss from continuing operations of $2.8 million for the second quarter of 2010. We also had a net loss from continuing operations of $10.6 million and $4.0 million for the years ended December 31, 2009 and 2008, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
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
We depend on a small number of key customers in the mobile communication industry for a significant portion of our revenues. If we lose any of our major customers or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.**
     We depend, and expect to continue to depend, on a relatively small number of mobile communication customers for a significant part of our revenues. The loss of any of our major customers or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. For the three months ended June 30, 2010, three customers each accounted for greater than 10% of total revenues and combined they accounted for 91% of our total revenues. For the three months ended June 30, 2009, two customers each accounted for greater than 10% of total revenues and combined they accounted for 94% of our total revenues. In the first half of 2010, three customers each accounted for greater than 10% of total revenues and combined they accounted for 93% of our total revenues. In the first half of 2009, one customer accounted for 85% of our total revenues and no other customer accounted for more than 10% of our total revenues.
The current turmoil in the global economy could adversely impact our operations and financial results.**
     Over the past several years, global economic conditions have continued to remain weak and uncertain. For example, credit continues to be severely restricted. This restriction in credit has materially impacted our operations and financial results and we expect it to continue to do so. Our customers often rely on credit markets to finance the build-out of their networks and systems. With the current restriction in credit markets, capital may not be available to our customers or may only be available at unfavorable terms. Without appropriate capital, our customers may have difficulty funding their on-going operations and may reduce their orders for our products. This could significantly impact our operations and financial results. Additionally, our vendors may rely on credit markets to finance their operations. With the current restriction in credit markets, capital may not be available to our vendors or may only be available at unfavorable terms. Without appropriate capital, our vendors may have difficulty funding their on-going operations and may not be able to fulfill requirements for their products. This could significantly impact our operations and financial results through a reduction in our revenues.

Our semiconductor product line will require us to incur significant expenses and may not be successful.**
     Our new semiconductor product line will require us to incur expenses to design, test, manufacture and market these new products including the purchase of inventory, supplies and capital equipment. The future success of our semiconductor product line will depend on our ability to develop these new products in a cost-effective and timely manner and to market them effectively. The development of our products is complex, and from time to time we may experience delays in completing the development and introduction of our new products or fail to efficiently manufacture such products in the early production phase. The semiconductor product line may have little immediate impact on our revenue because a new standard product may not generate meaningful revenue. In the meantime, we will have incurred expenses to design, produce and market the products, and we may not recover these expenses if demand for the product fails to reach forecasted levels which may adversely affect our operating results.
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
Although we do have long-term commitments from many of our customers, they are not for fixed quantities of product. As a result, we must estimate customer demand, and errors in our estimates could have negative effects on our cash, inventory levels, revenues and results of operations.**
     We have been required historically to place firm orders for products and manufacturing equipment with our suppliers up to six months prior to the anticipated delivery date and, on occasion, prior to receiving an order for the product, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect, if at all. As a result, we would have additional usage of cash, excess inventory and overhead expense, which would harm our financial results. On occasion, we have experienced adverse financial results due to excess inventory and excess manufacturing capacity. The second quarter of 2010 included a $1.5 million write-off of inventory associated with excess materials related to a rapid drop in sales of a legacy product for a major customer’s radio platform.
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

Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of June 30, 2010, we had 42 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2013 and 2028. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
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
Risks Relating to Ownership of Our Stock
The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.**
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. In the first half of 2010, the lowest daily sales price for our common stock was $2.28 and the highest daily sales price for our common stock was $3.61. In 2009, the lowest daily sales price for our common stock was $1.36 and the highest daily sales price for our common stock was $3.43. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
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

We have a few stockholders that each own a large percentage of our outstanding capital stock and, as a result of their significant ownership, are able to significantly affect the outcome of matters requiring stockholder approval.**
     As of May 14, 2010, our four largest stockholders together owned approximately 37% of our outstanding common stock. Because most matters requiring approval of our stockholders require the approval of the holders of a majority of the shares of our outstanding capital stock present in person or by proxy at the annual meeting, the significant ownership interest of these shareholders allows them to significantly affect the election of our directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without their support, even if the transaction is favorable to our stockholders as a whole.
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

     Item 6. Exhibits.

Number	Description
3.1(2)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(4)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.4(5)	Certificate of Designation for Series B Preferred Stock.

3.5(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.

3.6(7)	Amended and Restated Bylaws.

4.1(2)	Form of Specimen Common Stock Certificate.

4.2(4)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.

4.3(4)	Form of Rights Certificate

4.6(8)	Amendment No. 1 to Rights Agreement, dated as of December 21, 2007, between the Registrant and ComputerShare Trust Company, Inc.

10.1(2)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(2)*	1992 Stock Option Plan.

10.3(2)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(2)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(9)*	2007 Equity Incentive Plan.

10.6(10)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.

10.7(10)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.

10.8(2)*	2000 Employee Stock Purchase Plan.

10.9(2)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.10(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.11(2)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.12(12)*	Description of Compensation Payable to Non-Employee Directors.

10.13(18)*	2010 Base Salaries for Named Executive Officers.

10.14(19)*	Executive Officer Severance and Retention Plan.

10.15(2)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.16(14)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.

10.17(14)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.

10.18(15)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

10.19(16)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.

10.20(17)	Lease Agreement by and between 8812, a California limited partnership, and the Registrant dated May 20, 2008.

10.21(17)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

Number	Description
10.22(13)†	First Amendment, dated as of December 1, 2008, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

10.23(13)†	Amendment, dated as of February 13, 2009, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 28, 2007 and incorporated herein by reference.

(9)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-144851) and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter year ended March 31, 2009 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-144054) and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2008 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2007 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2010	ENDWAVE CORPORATION
	By:	/s/ John J. Mikulsky
John J. Mikulsky
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Curt P. Sacks
Curt P. Sacks
Chief Financial Officer and Senior Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.