Form 10-Q
period 2010-09-30
ENDWAVE CORP
filed 2010-11-12
CIK 1118941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐.
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
     The number of shares of the registrant’s Common Stock outstanding as of October 29, 2010 was 9,802,084 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENDWAVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,834	$55,158
Short-term investments	14,892	11,307
Accounts receivable, net	3,641	3,009
Inventories	4,499	4,879
Other current assets	532	788

Total current assets	33,398	75,141
Property and equipment, net	2,076	1,796
Other assets, net	78	179

Total assets	$35,552	$77,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,562	$1,726
Accrued warranty	809	1,087
Accrued compensation	647	590
Restructuring liabilities, short-term	467	570
Other current liabilities	339	426

Total current liabilities	4,824	4,399
Restructuring liabilities, long-term	351	638
Other long-term liabilities	124	127

Total liabilities	5,299	5,164

Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; zero and 300,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	43,092
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,802,084 and 9,684,756 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	10	10
Additional paid-in capital, common stock	317,256	309,755
Accumulated other comprehensive income	3	15
Accumulated deficit	(287,016)	(280,920)

Total stockholders’ equity	30,253	71,952

Total liabilities and stockholders’ equity	$35,552	$77,116

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2009.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Product revenues	$4,058	$3,126	$12,645	$15,948

Costs and expenses:
Cost of product revenues*	3,169	2,369	10,596	11,425
Research and development*	1,221	1,452	3,302	4,463
Sales and marketing*	594	594	1,745	1,656
General and administrative*	996	1,374	3,009	4,605
Restructuring	63	(21)	49	1,212

Total costs and expenses	6,043	5,768	18,701	23,361

Loss from continuing operations	(1,985)	(2,642)	(6,056)	(7,413)
Interest and other income (expense), net	(14)	(3)	(40)	197

Loss from continuing operations before benefit from income taxes	(1,999)	(2,645)	(6,096)	(7,216)
Benefit from income taxes	—	(11)	—	(32)

Loss from continuing operations	(1,999)	(2,634)	(6,096)	(7,184)
Income from discontinued operations, net of tax* (Note 9)	—	41	—	17,571

Net income (loss)	$(1,999)	$(2,593)	$(6,096)	$10,387

Basic and diluted net loss per share from continuing operations	$(0.20)	$(0.27)	$(0.62)	$(0.76)
Basic and diluted net income per share from discontinued operations	$—	$—	$—	$1.86
Basic and diluted net income (loss) per share	$(0.20)	$(0.27)	$(0.62)	$1.10

Shares used in computing basic and diluted net loss per share	9,798,972	9,625,583	9,757,899	9,477,516

*	Includes the following amounts related to stock-based compensation:

Cost of product revenues	$(15)	$80	$6	$190
Research and development	13	186	65	374
Sales and marketing	35	215	69	390
General and administrative	107	458	270	999
Income from discontinued operations, net of tax	—	—	—	355
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended
	September 30,
	2010	2009
Operating activities:
Net income (loss)	$(6,096)	$10,387
Income from discontinued operations	—	17,571

Loss from continuing operations, net of tax	(6,096)	(7,184)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation	654	576
Stock compensation expense	410	1,953
Amortization of investments, net	249	198
Changes in operating assets and liabilities:
Accounts receivable, net	(632)	478
Inventories	376	3,448
Other assets	357	(1,015)
Accounts payable	836	528
Accrued warranty	(278)	(631)
Accrued compensation and other liabilities	(420)	(831)

Net cash used in operating activities	(4,544)	(2,480)

Investing activities:
Proceeds from sale of discontinued operations	—	28,000
Change in restricted cash	—	600
Purchases of property and equipment	(934)	(289)
Proceeds on sales and maturities of investments	15,530	19,715
Purchases of investments	(19,376)	(30,331)

Net cash (used in) provided by investing activities	(4,780)	17,695

Financing activities:
Repurchase of preferred stock	(36,238)	—
Payments on capital leases	(3)	(13)
Proceeds from common stock issuance	74	242
Proceeds from exercises of stock options	167	331

Net cash (used in) provided by financing activities	(36,000)	560

Cash flows from discontinued operations:
Operating activities	—	(2,472)
Investing activities	—	(794)
Financing activities	—	—

Net cash used in discontinued operations	—	(3,266)

Net change in cash and cash equivalents	(45,324)	12,509
Cash and cash equivalents at beginning of period	55,158	33,998

Cash and cash equivalents at end of period	$9,834	$46,507

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
•	The Company’s transceiver modules, which serve as the core RF sub-system in digital microwave radios, are produced for telecommunication network original equipment manufacturers and system integrators located throughout the world, collectively referred to as telecom OEMs.

•	The Company’s semiconductor product line consists of a broad range of monolithic microwave integrated circuits, or MMICs, including amplifiers, voltage controlled oscillators, up and down converters, variable gain amplifiers, voltage variable attenuators, fixed attenuators and filters. These types of devices find wide application in numerous telecommunications, avionic, defense, homeland security, instrumentation and consumer systems.
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
     Certain prior year financial statement amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported total assets, stockholders’ equity or total net income (loss).
     On April 30, 2009, the Company sold its Defense and Security RF module business to Microsemi Corporation (“Microsemi”). The Company’s financial statements have been presented to reflect the Defense and Security RF module business as a discontinued operation for all periods presented. See additional discussion at Note 9, Discontinued Operations.
     2. Investments
     The following fair value amounts have been determined using available market information.

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
Commercial paper	$2,649	$—	$—	$2,649
United States government agencies	12,240	3	—	12,243

Total	$14,889	$3	$—	$14,892

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Investments:
Commercial paper	$799	$—	$—	$799
United States government agency	8,759	5	(2)	8,762
Corporate securities	1,734	12	—	1,746

Total	$11,292	$17	$(2)	$11,307

     At September 30, 2010, the Company had $14.9 million of short-term investments with maturities of less than one year and no long term investments.
     At September 30, 2010, the Company had unrealized gains of $3,000 related to $9.0 million of investments. The investments mature through 2011 and the Company believes that it has the ability to hold these investments until their maturity dates. Realized gains and losses were insignificant for the three and nine months ended September 30, 2010 and 2009.
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
Fair Value Measurements
     The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

	Quoted Prices in
	Active Markets of		Significant Other
	Identical Assets		Observable Inputs
	(Level 1)		(Level 2)
	Sept 30,	Dec 31,	Sept 30,	Dec 31,
	2010	2009	2010	2009
Assets:
Cash equivalents:
Money market funds	$7,491	$54,097	$—	$—
Commercial paper	—	—	650	—
Short-term investments:
Commercial paper	—	—	2,649	799
United States government agencies	—	—	12,243	8,762
Corporate securities	—	—	—	1,746

Total	$7,491	$54,097	$15,542	$11,307

Liabilities:	$—	$—	$—	$—

     The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of September 30, 2010, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
     As of September 30, 2010 and December 31, 2009, the Company did not have any significant transfers of investments between Level 1 and Level 2.
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
     3. Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$3,597	$4,046
Work in process	398	292
Finished goods	504	541

	$4,499	$4,879

     4. Note Receivable
     During the third quarter of 2008, the Company was issued a note receivable by one of its customers, Allgon Microwave Corporation AB (“Allgon”) which failed to meet the terms of its accounts receivable owed to the Company. The note was in the amount of $545,000, with payments of $25,000 due on a weekly basis. The note was to be paid in full by the end of the first quarter of 2009.
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
     Subsequent to Allgon’s default on the note receivable, the Company filed a complaint alleging that Allgon’s parent company, Advantech Advanced Microwave Technologies Inc. of Montreal, Canada (“Advantech”), had breached its contractual obligations with the Company and owes the Company $994,500 which includes amounts owed under the note receivable and for purchased inventory and authorized and accepted purchase orders resulting in shippable finished goods. See additional discussion at Note 7, Commitments and Contingencies.
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
     Changes in the Company’s product warranty liability during the nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Nine months ended Sept 30,
	2010	2009
Balance at January 1	$1,087	$2,439
Warranties accrued	345	641
Warranties settled or reversed	(623)	(1,190)
Warranties transferred due to sale of business	—	(728)

Balance at September 30	$809	$1,162

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
     During the fourth quarter of 2009, the Company undertook certain additional restructuring activities, including the departure of a senior executive, to reduce expenses. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with employee terminations. The net charge for these restructuring activities was $1.2 million. The remaining restructuring liability of $755,000 at September 30, 2010 is expected to be substantially paid by the end of the third quarter of 2012.
     During the third quarter of 2010, the Company undertook certain additional restructuring activities to reduce expenses. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with an employee termination. The net charge for these restructuring activities was $63,000 and is expected to be substantially paid by the end of the fourth quarter of 2010.
     Changes in all of the Company’s restructuring liabilities discussed are summarized as follows (in thousands):

	Nine months ended September 30,
	2010	2009
Accrual at January 1	$1,208	$—
Restructuring charge	63	1,507
Cash payments	(475)	(1,351)
Imputed interest	36	—
Restructuring charge adjustment	(14)	(76)

Accrual at September 30	$818	$80

     At September 30, 2010, $467,000 and $351,000 of accrued restructuring charges were included in current liabilities and long-term liabilities, respectively, on the condensed consolidated balance sheet. At December 31, 2009, $570,000 and $638,000 of accrued restructuring charges were included in current liabilities and long-term liabilities, respectively, on the audited consolidated balance sheet. The restructuring liability related to a senior executive was recorded at its fair value based on an assumed interest rate of 5.0%, which represents the current market rate of interest at which the Company could borrow, due to the long-term nature of the liability. The

Company will recognize interest expense associated with amortizing the $77,000 discount on this liability over the 30 month term of the restructuring payout. During the three and nine months ended September 30, 2010, the Company recognized interest expense of $12,000 and $36,000, respectively.
     The Company’s restructuring estimates will be reviewed and revised quarterly, if necessary, and may result in an increase or decrease to restructuring charges. During the first quarter of 2010, the Company recorded a $14,000 positive adjustment as a result of lower benefit charges in connection with the first quarter 2009 restructuring plan than were originally anticipated.
     7. Commitments and Contingencies
     On October 31, 2008, the Company filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech, the parent company of Allgon Microwave Corporation AB, had breached its contractual obligations with Endwave and owes the Company $994,500, which includes amounts owed under the note receivable discussed in Note 4 and for purchased inventory and authorized and accepted purchase orders resulting in shippable finished goods. The Company cannot predict the outcome of these proceedings. Other than the complaint against Advantech, the Company is not currently a party to any material litigation
     8. Stockholders’ Equity
     Preferred Stock and Warrant Purchase Agreement
     The Company had 5,000,000 shares of convertible preferred stock authorized as of September 30, 2010 and December 31, 2009.
     In April 2006, the Company entered into a purchase agreement with Oak Investment Partners XI, Limited Partnership (“Oak”). Pursuant to the purchase agreement, Oak purchased 300,000 shares of the Company’s Series B preferred stock, par value $0.001 per share, for $150 per preferred share, or a total of $45.0 million. The preferred shares were convertible initially into 3,000,000 shares of common stock, for an effective purchase price of $15 per common share equivalent. The Company also issued Oak a warrant granting Oak the right to purchase an additional 90,000 shares of Series B preferred stock at an exercise price of $150 per share. The warrant expired on April 24, 2009. The Company received net proceeds of $43.1 million from the sale of the Series B preferred stock and the warrant after the payment of legal fees and other expenses, including commissions.
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
     Stock Option Exchange
     On August 11, 2009, the Company filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission. The tender offer related to an offer by the Company to certain optionholders to exchange some or all of their outstanding stock option grants to purchase shares of the Company’s common stock granted under the Company’s 2007 Equity Incentive Plan with an exercise price per share greater than or equal to $5.00 for new option grants at an exchange ratio of three old options for one new option. The exchange offer was made to employees and directors of the Company who, as of the date the exchange offer commenced, were actively employed by or acting as a member of the Board of Directors of the Company and held eligible options. The exchange offer expired on September 9, 2009. A total of 1,570,938 options were eligible to participate in the exchange offer and a total 1,559,113 options were exchanged for 519,624 new options. The new options have a two-year vesting period, except for 67,143 director’s shares which primarily have a one-year vesting period. All new options have an exercise price of $2.53 per share which was the closing price of the Company’s common stock on September 10, 2009.
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
     Stock-based Compensation
     Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.
     The effect of recording stock-based compensation for the three months ended September 30, 2010 and 2009 was as follows (in thousands, except per share data):

	Three months ended September 30,
	2010	2009
Stock-based compensation expense by type of award:
Employee stock options and restricted stock units	$81	$847
Employee stock purchase plan	58	109
Amounts capitalized into inventory during the three month period	—	(17)
Amounts previously capitalized into inventory and expensed	1	—

Total stock-based compensation	140	939
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$140	$939

Impact on net loss per share — basic and diluted	$(0.01)	$(0.10)

     The effect of recording stock-based compensation for the nine months ended September 30, 2010 and 2009 was as follows (in thousands, except per share data):

	Nine months ended September 30,
	2010	2009
Stock-based compensation expense by type of award:
Employee stock options and restricted stock units	$443	$1,998
Employee stock purchase plan	(38)	314
Amounts capitalized into inventory during the nine month period	(6)	(29)
Amounts previously capitalized into inventory and expensed	11	25

Total stock-based compensation	410	2,308
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$410	$2,308

Impact on net income (loss) per share — basic and diluted	$(0.04)	$(0.24)

     During the three months ended September 30, 2010, the Company granted options to purchase 6,400 shares of common stock, with an estimated total grant-date fair value of $10,000 or $1.57 per share. Of these amounts, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $2,000.

     During the three months ended September 30, 2009, the Company granted options to purchase 562,624 shares of common stock, including 519,624 options granted as part of an option exchange program. The 519,624 options granted as part of the exchange program had an estimated total grant-date fair value of $661,000 or $1.27 per share. The remaining 43,000 options had an estimated total grant-date fair value of $58,000 or $1.35 per share. The total estimated grant-date fair value of all 562,624 options granted was $719,000. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $128,000.
     During the three months ended September 30, 2010, the Company granted 50,000 restricted stock units with an estimated grant-date fair value of $133,000 or $2.65 per share. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $15,000. The Company did not grant any restricted stock units during the three months ended September 30, 2009.
     During the nine months ended September 30, 2010, the Company granted options to purchase 301,500 shares of common stock, with an estimated total grant-date fair value of $457,000 or $1.52 per share. Of these amounts, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $77,000.
     During the nine months ended September 30, 2009, the Company granted options to purchase 1,082,624 shares of common stock, including 519,624 options granted as part of an option exchange program. The remaining 563,000 options had an estimated total grant-date fair value of $596,000 or $1.06 per share. The total estimated grant-date fair value of all 1,082,624 options granted was $1.3 million. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was a total of $274,000.
     During the nine months ended September 30, 2010, the Company granted 218,000 restricted stock units with an estimated grant-date fair value of $583,000 or $2.67 per share. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $65,000. The Company did not grant any restricted stock units during the nine months ended September 30, 2009.
     During the three months ended June 30, 2009, the Company fully accelerated the vesting of 165,600 options in connection with the closing of the Microsemi transaction described in Note 9 and certain restructuring activities. The Company recorded additional stock-based compensation expense of $66,000 relating to the incremental value of the fully vested modified awards.
     As of September 30, 2010, the unrecorded stock-based compensation balance related to all stock options was $426,000, net of estimated forfeitures, and will be recognized over an estimated weighted-average service period of 1.3 years. As of September 30, 2010, the unrecorded stock-based compensation balance related to all restricted stock units was $367,000, net of estimated forfeitures, and will be recognized over an estimated weighted-average service period of 1.4 years. As of September 30, 2010 the unrecorded stock-based compensation balance related to the employee stock purchase plan was $108,000, net of estimated forfeitures, and will be recognized over an estimate weighted-average service period of 0.3 years.
Valuation Assumptions
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Risk-free interest rate	0.84% - 1.60%	1.62% - 2.53%	0.84% - 2.43%	1.44% - 2.53%
Expected life of options	4.6 years	3.7 years	4.6 years	4.1 years
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	70%	70%	70%	70%

     The fair value of purchase rights under the employee stock purchase plan is determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Nine months ended
	September 30,
	2010	2009
Risk-free interest rate	0.24% - 1.06%	0.35% - 0.93%
Expected life of options	1.2 years	1.2 years
Expected dividends	0.0%	0.0%
Volatility	51%	51%
     There were no enrollments or shares issued under the employee stock purchase plan for the three months ended September 30, 2010 or 2009.
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
     The total intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $2,000 and $36,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $53,000 and $145,000, respectively.
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
The following table summarizes the stock option activity for the indicated periods:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (Years)	(In thousands)
Outstanding at December 31, 2009	1,010,561	$2.31
Options granted	301,500	2.69
Options exercised	(80,725)	2.07
Options cancelled	(57,957)	2.97

Outstanding at September 30, 2010	1,173,379	$2.39	6.69	$122

Options vested and exercisable and expected to be exercisable at September 30, 2010	1,118,107	$2.39	6.59	$119
Options vested and exercisable at September 30, 2010	615,930	$2.33	4.82	$82

     The options outstanding and options vested and exercisable at September 30, 2010 were in the following exercise price ranges:

				Options Vested and Exercisable
Options Outstanding at September 30, 2010				At September 30, 2010
			Weighted-Average
		Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$0.76 - $ 1.21	11,183	$1.13	2.25	11,183	$1.13
$1.81 - $ 1.81	278,926	$1.81	5.36	166,539	$1.81
$1.93 - $ 2.40	86,372	$2.17	5.76	56,396	$2.04
$2.53 - $ 2.53	460,617	$2.53	6.15	306,035	$2.53
$2.55 - $ 2.55	30,300	$2.55	8.59	30,093	$2.55
$2.65 - $ 2.65	261,825	$2.65	9.05	32,740	$2.65
$2.82 - $ 6.59	41,781	$3.45	8.58	10,682	$4.27
$9.90 - $13.23	2,375	$10.43	5.54	2,262	$10.40

	1,173,379	$2.39	6.69	615,930	$2.33

     The following table summarizes the restricted stock unit activity for the indicated periods:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant Date	Contractual	Value
	Shares	Fair Value	Term (Years)	(In thousands)
Outstanding at December 31, 2009	—	$0.00
Awarded	218,000	2.67
Released	—	0.00
Forfeited	(6,200)	2.58

Outstanding at September 30, 2010	211,800	$2.68	0.94	$460

     At September 30, 2010, the Company had 196,090 restricted stock units vested and expected to vest with a weighted average remaining contractual term of 0.93 years and an aggregate intrinsic value of $426,000.
     At September 30, 2010, the Company had 4,718,185 shares available for grant under its equity incentive plans.
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
     For the compensation cost in connection with the purchase plan for the three months ended September 30, 2010, the Company recognized an expense of $58,000. For the compensation cost in connection with the purchase plan for the three months ended September 30, 2009, the Company recognized an expense of $109,000.
     For the compensation cost in connection with the purchase plan for the nine months ended September 30, 2010, the Company recognized a benefit of $38,000 due to actual contributions being less than expected contributions for the offering period, resulting in the recognition of compensation cost only for those awards that actually vested. For the compensation cost in connection with the purchase plan for the nine months ended September 30, 2009, the Company recognized an expense of $314,000.

     There were no shares issued under the purchase plan during the three months ended September 30, 2010 or the three months ended September 30, 2009. During the nine months ended September 30, 2010 and 2009, there were 36,603 and 103,075 shares issued under the purchase plan at weighted average prices of $2.03 and $2.35 per share, respectively. At September 30, 2010, there were 327,229 shares available for purchase under the purchase plan.
     9. Discontinued Operations
     On April 30, 2009, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Microsemi, pursuant to which Microsemi purchased the Company’s Defense and Security RF module business (the “Business”), including all of the outstanding capital stock of Endwave Defense Systems, Incorporated (“EDSI”). As consideration, Microsemi assumed certain liabilities associated exclusively with the Business, including the Company’s building lease in Folsom, California, and paid $28.0 million in cash. The Purchase Agreement contains standard representations and warranties as to the Business that survives for two years following the closing. In connection with the transaction, the Company entered into an indemnification agreement pursuant to which the Company agreed to indemnify Microsemi for environmental, product liability and intellectual property infringement claims related to the Company’s operation of the Business prior to the closing date, as well as for any other excluded liability, and Microsemi agreed to indemnify the Company for any claims related to the operation of the Business following the closing date and for any other assumed liability, subject in some cases to a customary deductible and limitation on maximum damages.
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
     The results of operations for the Business classified as discontinued operations are as follows (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2009	2009
Revenue of discontinued operations	$—	$5,313

Loss from discontinued operations	$—	$(2,028)
Gain on sale of discontinued operation, net of tax	41	19,599

Income from discontinued operations, net of tax	$41	$17,571

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
     As of September 30, 2009, 300,000 shares of preferred stock were outstanding, which were convertible into 3,000,000 shares of common stock. On January 21, 2010, the Company repurchased all 300,000 shares of its preferred stock.

     As the Company incurred net losses from continuing operations for all periods presented, shares associated with common stock issuable upon the conversion of the preferred shares were not included in the calculation of diluted net loss per share, as the effect would be anti-dilutive. Potential dilutive common shares of 1,385,179 as of September 30, 2010 and 1,034,167 as of September 30, 2009 from the assumed exercise of stock options and unvested restricted stock units were not included in the net income (loss) per share calculations as their inclusion would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for all periods presented.
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
     The components of comprehensive income (loss) were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(1,999)	$(2,593)	$(6,096)	$10,387
Change in unrealized gain (loss) on investments	2	4	(12)	(37)

Total comprehensive income (loss)	$(1,997)	$(2,589)	$(6,108)	$10,350

     12. Segment Disclosures
     The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s total revenues by billing location for the periods ended September 30 were as follows (in thousands):

	Three months ended September 30,
	2010		2009
United States	$470	11.6%	$168	5.4%
Finland	—	—	106	3.4%
Germany	2,343	57.7%	1,205	38.5%
Slovakia	947	23.3%	1,081	34.6%
Hungary	230	5.7%	448	14.3%
Rest of the world	68	1.7%	118	3.8%

Total	$4,058	100.0%	$3,126	100.0%

	Nine months ended September 30,
	2010		2009
United States	$3,793	30.0%	$213	1.3%
Finland	—	—	9,997	62.7%
Germany	5,520	43.7%	2,181	13.7%
Slovakia	2,280	18.0%	2,178	13.7%
Hungary	600	4.7%	1,157	7.3%
Rest of the world	452	3.6%	222	1.3%

Total	$12,645	100.0%	$15,948	100%

     For the three months ended September 30, 2010, three customers each accounted for greater than 10% of total revenues and combined they accounted for 92% of the Company’s total revenues. For the three months ended September 30, 2009, three customers each accounted for greater than 10% of total revenues and combined they accounted for 91% of the Company’s total revenues.
     In the first nine months of 2010, three customers each accounted for greater than 10% of total revenues and combined they accounted for 93% of the Company’s total revenues. In the first nine months of 2009, two customers accounted for 90% of our total revenues and no other customer accounted for more than 10% of our total revenues.
      13. Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for revenue agreements with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. The Company does not expect these new standards to significantly impact its consolidated financial statements.
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
     In January 2010, the FASB issued new standards for fair value measurement and disclosures. These new standards require disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. These standards were required to be adopted in the first quarter of 2010. The Company adopted these standards which did not have a material impact on the Company’s consolidated financial statements.
     In February 2010, the FASB issued new standards which amend the subsequent event disclosure requirements for public company filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. These standards were effective upon issuance and did not a material impact on the Company’s consolidated financial statements.
     In July 2010, the FASB issued new standards which amend the receivable disclosure requirements, including the credit quality of financing receivables and the allowance for credit losses. These standards require additional disclosures that will facilitate financial statement user’s evaluation of the nature of credit risk inherent in financing receivables, how that risk is analyzed in arriving at the allowance for credit losses, and the reason for any changes in the allowance for credit losses. These new standards are required to be adopted for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect these new standards to significantly impact its consolidated financials.

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
     As a result of the divestiture of our Defense and Security RF module business in April 2009, our products now consist of two key product lines:
•	Our transceiver modules, which serve as the core RF sub-system in digital microwave radios, are produced for telecommunication network original equipment manufacturers and system integrators located throughout the world, collectively referred to as telecom OEMs.
•	Our semiconductor product line consists of a broad range of monolithic microwave integrated circuits, or MMICs, including amplifiers, voltage controlled oscillators, up and down converters, variable gain amplifiers, voltage variable attenuators, fixed attenuators and filters. These types of devices find wide application in numerous telecommunications, avionic, defense, homeland security, instrumentation and consumer systems. Our semiconductor product line was formally introduced to the market in the latter part of 2009 and has not yet become a significant source of revenue for us.
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
     There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended September 30, 2010 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 24, 2010.
Results of Operations
Three and nine months ended September 30, 2010 and 2009
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of product revenues	78.1	75.8	83.8	71.6
Research and development	30.1	46.5	26.1	28.0
Sales and marketing	14.6	19.0	13.8	10.4
General and administrative	24.5	44.0	23.8	28.9
Restructuring	1.6	(0.7)	0.4	7.6

Total costs and expenses	148.9	184.5	147.9	146.5

Loss from continuing operations	(48.9)	(84.5)	(47.9)	(46.5)
Interest and other income (expense), net	(0.4)	(0.1)	(0.3)	1.2

Loss from continuing operations before benefit from income taxes	(49.3)	(84.6)	(48.2)	(45.3)
Benefit from income taxes	—	(0.3)	—	(0.2)

Loss from continuing operations	(49.3)	(84.3)	(48.2)	(45.1)
Income from discontinued operations, net of tax	—	1.3	—	110.2

Net income (loss)	(49.3)%	(83.0)%	(48.2)%	65.1%

Total revenues

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Total revenues	$4,058	$3,126	29.8%	$12,645	$15,948	(20.7)%
     Total revenues primarily consist of product revenues for sales of our transceiver module and semiconductor products.
     During the third quarter of 2010, total revenues increased by $932,000 or 29.8%, compared to the third quarter of 2009 primarily due to an increased demand for our new module designs supporting next generation, high capacity, internet protocol-based radios.
     During first nine months of 2010, total revenues decreased by $3.3 million, or 20.7%, compared to the same period in 2009 primarily due to a rapid drop in sales for a key legacy product for a major customer’s radio platform while sales of our new module designs supporting next-generation radios were just beginning their production ramp. During the first nine months of 2010, the increased revenues from the new module designs did not offset the decline in revenues from the legacy product.

     During the fourth quarter of 2010, we expect revenues to be comparable to revenues in the third quarter of 2010. We expect revenues from our new module designs and to a lesser extent our semiconductor product line to offset the continued decline in revenues from our legacy products.
Cost of product revenues

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Cost of product revenues	$3,169	$2,369	33.8%	$10,596	$11,425	(7.3)%
Percentage of total revenues	78.1%	75.8%		83.8%	71.6%
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
     During the third quarter of 2010, the cost of product revenues as a percentage of revenues increased compared to the third quarter of 2009 primarily due to a shift in product mix toward lower margin products. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $219,000 during the third quarter of 2010 and $32,000 during the third quarter of 2009.
     During the first nine months of 2010, the cost of product revenues as a percentage of revenues increased compared to the first nine months of 2009, primarily due to the write-off of inventory associated with excess material related to a rapid drop in sales of a legacy product for a major customer’s radio platform. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $321,000 during the first nine months of 2010 and $97,000 during the first nine months of 2009.
     We continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technologies and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.
Research and development expenses

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Research and development expenses	$1,221	$1,452	(15.9)%	$3,302	$4,463	(26.0)%
Percentage of total revenues	30.1%	46.5%		26.1%	28.0%
     Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.
     During the third quarter of 2010, research and development costs decreased in absolute dollars compared to the third quarter of 2009 which was primarily due to a $173,000 decrease in stock-based compensation expense, a $30,000 decrease in personnel-related expenses and a $24,000 decrease in project related expenses.
     During the first nine months of 2010, research and development costs decreased in absolute dollars compared to the first nine months of 2009 primarily due to a $555,000 decrease in personnel-related expenses, a $309,000 decrease in stock-based compensation expenses and a $300,000 decrease in project related expenses.

     During the remainder of 2010, we will continue to invest in our semiconductor product line and expect research and development expenses to moderately increase relative to research and development expenses incurred during the third quarter of 2010.
Sales and marketing

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Sales and marketing	$594	$594	0.0%	$1,745	$1,656	5.4%
Percentage of total revenues	14.6%	19.0%		13.8%	10.4%
     Sales and marketing consist primarily of salaries and related expenses for sales and marketing personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.
     During the third quarter of 2010, sales and marketing costs were comparable to the third quarter of 2009 primarily due to a $94,000 increase in sales commissions, a $59,000 increase in personnel-related expenses and a $20,000 increase in travel expenses which were offset by an $180,000 decrease in stock-based compensation expenses.
     During the first nine months of 2010, sales and marketing costs increased in absolute dollars compared to the first nine months of 2009 primarily due to an $177,000 increase in sales commissions, a $73,000 increase in personnel-related expenses, a $67,000 increase in marketing expenses and a $59,000 increase in travel expenses which were partially offset by a $321,000 decrease in stock-based compensation expenses.
     During the remainder of 2010, we expect sales and marketing expenses to remain flat on a quarterly basis relative to sales and marketing expenses incurred during the third quarter of 2010.
General and administrative

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
General and administrative	$996	$1,374	(27.5)%	$3,009	$4,605	(34.7)%
Percentage of total revenues	24.5%	44.0%		23.8%	28.9%
     General and administrative consist primarily of salaries and related expenses for executive, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, and expenses related to stock-based compensation.
     During the third quarter of 2010, general and administrative costs were $996,000 compared to $1.4 million in the third quarter of 2009. The decrease in general and administrative costs was primarily due to a $351,000 decrease in stock-based compensation and a $147,000 decrease in personnel-related expenses which were partially offset by a $114,000 increase for professional fees.
     During the first nine months of 2010, general and administrative costs were $3.0 million compared to $4.6 million in the first nine months of 2009. The decrease in general and administrative costs was primarily due to a $758,000 decrease in personnel-related expenses, a $729,000 decrease in stock-based compensation and a $106,000 decrease for professional fees. The decrease in personnel-related expenses is primarily due to the restructuring activities undertaken during fiscal 2009.
     During the remainder of 2010, we expect general and administrative expenses to remain flat on a quarterly basis relative to general and administrative expenses incurred during the third quarter of 2010.

Restructuring

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Restructuring expenses	$63	$(21)	400.0%	$49	$1,212	(96.0)%
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
     During the third quarter of 2010, we undertook certain additional restructuring activities to reduce expenses. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with an employee termination. The net charge for these restructuring activities was $63,000 and is expected to be substantially paid by the end of the fourth quarter of 2010.
Interest and other income (expense), net

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Interest and other income (expense), net	$(14)	$(3)	(366.7)%	$(40)	$197	(120.3)%
     Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location which ended in June 2009, gains and losses related to foreign currency transactions and interest expense imputed for a long-term restructuring liability.
     The decrease in interest and other income, net during both the three and nine months ended September 30, 2010 was primarily the result of decreased interest earned on our investments and increased interest expense for a long-term restructuring liability.
     During the third quarter of 2010, we earned $20,000 of interest income which was offset by interest expense for a long-term restructuring liability and banking charges. During the third quarter of 2009, we earned $21,000 of interest income which was offset by banking charges and losses on foreign currency transactions.
     During the first nine months of 2010, we earned $66,000 of interest income which was offset by interest expense for a long-term restructuring liability, banking charges and losses on foreign currency transactions. During the first nine months of 2009, we earned $175,000 of interest income and recognized $76,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location which were partially offset by banking charges and losses on foreign currency transactions.

     Our functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency are remeasured into the functional currency at the time of the transaction. Foreign currency transaction losses consist of the remeasurement gains and losses that arise from exchange rate fluctuations related to our operations in Thailand. During the third quarter of 2010, we recorded a foreign currency transaction gain of $1,000 and during the third quarter of 2009, we recorded a foreign currency transaction loss of $12,000. During the first nine months of 2010 and 2009, we recorded foreign currency transaction losses of $4,000 and $15,000, respectively.
Benefit from income taxes

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Benefit from income taxes	$—	$(11)	(100.0)%	$—	$(32)	(100.0)%
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
Income from discontinued operations, net of tax

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Income from discontinued operations, net of tax	$—	$41	(100.0)%	$—	$17,571	(100.0)%
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
     We classified the results of the Business as a discontinued operation in our condensed consolidated statements of operations for all periods presented. During the nine months ended September 30, 2009, we recognized income from discontinued operations of $17.6 million net of tax expenses. The income was a result of the gain on sale of the discontinued operations of $19.6 million partially offset by a $2.0 million loss from the discontinued operations in 2009.
     In the third quarter of 2009, based upon updated forecasts, we calculated a tax liability of $0 for the full year of 2009. As such, during the third quarter of 2009, we reversed the prior income tax accrual of $41,000 related to the sale.
Liquidity and Capital Resources
     At September 30, 2010, we had $9.8 million of cash and cash equivalents, $14.9 million in short-term investments, working capital of $28.6 million and no debt outstanding. The following table sets forth selected condensed consolidated statement of cash flows data:

	Nine months ended
	September 30,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(4,544)	$(2,480)
Net cash (used in) provided by investing activities	(4,780)	17,695
Net cash (used in) provided by financing activities	(36,000)	560
Cash, cash equivalents, short-term investments at end of period	$24,726	$68,238
     During the first nine months of 2010, operating activities used $4.5 million of cash as compared to $2.5 million in the first nine months of 2009. During the first nine months of 2010, our net loss, adjusted for depreciation and other non-cash items, used $4.8 million of cash as compared to the first nine months of 2009, which used $4.5 million of cash. During the first nine months of 2010, the remaining provision of $239,000 of cash was primarily due to a $836,000 increase in accounts payable, a $376,000 decrease in inventories and a $357,000 decrease in other assets, which were partially offset by a $632,000 increase in accounts receivable, a $420,000 decrease in accrued compensation and other liabilities and a $278,000 decrease in accrued warranty. During the first nine months of 2009, the remaining provision of $2.0 million of cash was primarily due to a $3.4 million decrease in inventories, a $528,000 increase in accounts payable and a $478,000 decrease in accounts receivable, which were partially offset by a $1.0 million increase in other assets, a $831,000 decrease in accrued compensation and other liabilities and a $631,000 decrease in accrued warranty.
     During the first nine months of 2010, investing activities used $4.8 million of cash as compared to the first nine months of 2009 which provided $17.7 million of cash. The use of cash during the first nine months of 2010 was due to a net increase in investments of $3.8 million, and the purchase of $934,000 of property and equipment. The source of cash during the first nine months of 2009 was due to the $28.0 million proceeds from sale of our Defense and Security RF module business and a $600,000 decrease to restricted cash, which were partially offset by a net increase in investments of $10.6 million and the purchase of $289,000 of property and equipment.
     Financing activities used $36.0 million of cash during the first nine months of 2010 primarily due to the $36.2 million repurchase of our preferred stock, which was partially offset by $167,000 of proceeds from the exercise of stock options and $74,000 of cash from the proceeds of stock issuance. Financing activities provided $560,000 of cash during the first nine months of 2009 primarily due to $331,000 of proceeds from the exercise of stock options and $242,000 of cash from the proceeds of stock issuance, which were partially offset by capital lease payments.
     At September 30, 2010, we had a net unrealized gain of $3,000 related to $14.9 million of investments in 20 debt securities. The investments all mature through 2011 and we believe that we have the ability to hold these investments until their maturity dates. During the first nine months of 2010 and 2009, we recorded foreign currency transaction losses of $4,000 and $15,000, respectively.
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
     We believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. With the exception of operating leases discussed in the notes to the consolidated financial statements included in this report, we have not entered into any off-balance sheet financing arrangements and we have not established or invested in any variable interest entities. We have not guaranteed the debt or obligations of other entities or entered into options on non-financial assets. The following table summarizes our future cash obligations for operating leases and capital lease, excluding interest, as of September 30, 2010:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 – 3 Years	3-5 Years	5 Years
	(In thousands)
Contractual Obligations:
Capital lease obligations, including interest	$6	$6	$—	—	$—
Operating lease obligations	872	539	318	15	—

Total	$878	$545	$318	$15	$—

Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued new standards for revenue agreements with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.
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
     In January 2010, the FASB issued new standards for fair value measurement and disclosures. These new standards require disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. These standards were required to be adopted in the first quarter of 2010. We adopted these standards which did not have a material impact on our consolidated financial statements.
     In February 2010, the FASB issued new standards that amend the subsequent event disclosure requirements for public company filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. These standards were effective upon issuance and did not have a material impact on our consolidated financial statements.
     In July 2010, the FASB issued new standards which amend the receivable disclosure requirements, including the credit quality of financing receivables and the allowance for credit losses. These standards require additional disclosures that will facilitate financial statement user’s evaluation of the nature of credit risk inherent in financing receivables, how that risk is analyzed in arriving at the allowance for credit losses, and the reason for any changes in the allowance for credit losses. These new standards are required to be adopted for interim and annual reporting periods beginning on or after December 15, 2010. We do not expect these new standards to significantly impact our consolidated financials.
     Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes in our reported market risks since our report on market risks in our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading corresponding to that set forth above. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash primarily in investments with short maturities. As of September 30, 2010, our investments in our portfolio were classified as cash equivalents and short-term investments. The cash equivalents and short-term investments consisted primarily of United States treasury notes, United States government agency notes, United States government money market funds, corporate bonds and commercial paper. Since our investments consist of cash equivalents and short-term investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.
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
     We currently pay a number of expenses related to our Thai personnel and office in Thai Bhat. During the first nine months of 2010, the total payments made in Thai Bhat were $634,000 and we recorded a related foreign currency transaction loss of $4,000. During the first nine months of 2009, the total payments made in Thai Bhat were $608,000 and we recorded a related foreign currency transaction loss of $15,000.
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
PART II. OTHER INFORMATION
     Item 1. Legal Proceedings
     On October 31, 2008, we filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech Advanced Microwave Technologies Inc., or Advantech, the parent company of Allgon Microwave Corporation AB, or Allgon, had breached its contractual obligations with Endwave and owes us $994,500, which includes amounts owed under the note receivable and for purchased inventory and authorized and accepted purchase orders resulting in shippable finished goods. We cannot predict the outcome of these proceedings.
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
Risks Relating to Our Business
We have had a history of losses and may not be profitable in the future.**
     We had a net loss from continuing operations of $2.0 million for the third quarter of 2010. We also had a net loss from continuing operations of $10.6 million and $4.0 million for the years ended December 31, 2009 and 2008, respectively. There is no guarantee that we will achieve or maintain profitability in the future.
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
We depend on a small number of key customers in the mobile communication industry for a significant portion of our revenues. If we lose any of our major customers or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected.**
     We depend, and expect to continue to depend, on a relatively small number of mobile communication customers for a significant part of our revenues. The loss of any of our major customers or any material reduction in orders from any such customers, would have a material adverse effect on our business, financial condition and results of operations. For the three months ended September 30, 2010, three customers each accounted for greater than 10% of total revenues and combined they accounted for 92% of our total revenues. For the three months ended September 30, 2009, three customers each accounted for greater than 10% of total revenues and combined they accounted for 91% of our total revenues. In the first nine months of 2010, three customers each accounted for greater than 10% of total revenues and combined they accounted for 93% of our total revenues. In the first nine months of 2009, two customers accounted for 90% of our total revenues and no other customer accounted for more than 10% of our total revenues.

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
We rely heavily on a Thailand facility of HANA, a contract manufacturer, to produce our RF modules and to package our microwave and millimeter wave integrated circuits. If HANA is unable to produce these modules in sufficient quantities or with adequate quality, or it chooses to terminate our manufacturing arrangement, we will be forced to find an alternative manufacturer and may not be able to fulfill our production commitments to our customers, which could cause sales to be delayed or lost and could harm our reputation.**
     We outsource the assembly and testing of our products to a Thailand facility of HANA, a contract manufacturer. We plan to continue this arrangement as a key element of our operating strategy. If HANA does not provide us with high quality products and services in a timely manner, terminates its relationship with us, or is unable to produce our products due to financial difficulties or political instability we may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of our products could be delayed or lost and our reputation could be harmed. Our latest manufacturing agreement with HANA expires in October 2011, but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. No such notification has been sent to or received from HANA. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.
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
Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**
     Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of September 30, 2010, we had 42 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2013 and 2028. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.
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
Risks Relating to Ownership of Our Stock
The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.**
     The price of our common stock has fluctuated widely since our initial public offering in October 2000. In the first nine months of 2010, the lowest daily sales price for our common stock was $2.00 and the highest daily sales price for our common stock was $3.61. In 2009, the lowest daily sales price for our common stock was $1.36 and the highest daily sales price for our common stock was $3.43. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:
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

     Item 6. Exhibits.

Number	Description
2.1(1)	Asset Purchase Agreement among the Registrant, Microsemi Corporation and SHR Corporation dated April 20, 2009.

2.2(2)	Indemnification Agreement between the Registrant and Microsemi Corporation dated April 30, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation effective October 20, 2000.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.

3.3(4)	Certificate of Designation for Series A Junior Participating Preferred Stock.

3.4(5)	Certificate of Designation for Series B Preferred Stock.

3.5(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.

3.6(7)	Amended and Restated Bylaws.

4.1(2)	Form of Specimen Common Stock Certificate.

4.2(4)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.

4.3(4)	Form of Rights Certificate

4.6(8)	Amendment No. 1 to Rights Agreement, dated as of December 21, 2007, between the Registrant and ComputerShare Trust Company, Inc.

10.1(2)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.

10.2(2)*	1992 Stock Option Plan.

10.3(2)*	Form of Incentive Stock Option under 1992 Stock Option Plan.

10.4(2)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.

10.5(9)*	2007 Equity Incentive Plan.

10.6(10)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.

10.7(10)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.

10.8(18)*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan.

10.9(2)*	2000 Employee Stock Purchase Plan.

10.10(2)*	Form of 2000 Employee Stock Purchase Plan Offering.

10.11(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.

10.12(2)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.

10.13(12)*	Description of Compensation Payable to Non-Employee Directors.

10.14(18)*	2010 Base Salaries for Named Executive Officers.

10.15(19)*	Executive Officer Severance Plan.

10.16(19)*	Senior Executive Officer Severance and Retention Plan.

10.17(2)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

10.18(14)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.

10.19(14)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.

10.20(15)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.

10.21(16)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.

10.22(17)	Lease Agreement by and between 8812, a California limited partnership, and the Registrant dated May 20, 2008.

10.23(17)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

10.24(13)†	First Amendment, dated as of December 1, 2008, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

Number	Description
10.25(13)†	Amendment, dated as of February 13, 2009, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 28, 2007 and incorporated herein by reference.

(9)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-144851) and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter year ended March 31, 2009 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-144054) and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2008 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 17, 2009 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION
Date: November 12, 2010

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