Form 10-K
period 2010-12-31
ENDWAVE CORP
filed 2011-02-25
CIK 1118941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $29 million. Shares of voting common stock held by directors and executive officers have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price of $3.21, which was the closing sale price on June 30, 2010 as reported by The NASDAQ Global Market.

The number of shares outstanding of the registrant’s common stock as of January 31, 2011 was 9,832,684.

ENDWAVE CORPORATION

FORM 10-K

Year Ended December 31, 2010

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 17A of the Securities Act of 1933, or the Securities Act, and within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that are subject to the “safe harbor” created by those sections. These forward-looking statements can generally be identified as such because the statement will include words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “opportunity,” “plan,” “potential,” “predict” or “will,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. Discussions containing these forward-looking statements may be found, among other places, in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and so are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. The risks and uncertainties are attributable to, among other things potential delays in completing, or a failure to complete, our proposed merger with GigOptix, Inc.; disruptions to our business attributable to the recent announcement of our proposed merger with GigOptix, Inc.;; our semiconductor product line, our suppliers’ abilities to deliver raw materials to our specifications and on time; our customer and market concentration; volatility resulting from consolidation of key customers; our ability to achieve revenue growth and maintain profitability; our successful implementation of next-generation programs, including inventory transitions; our ability to penetrate new markets; fluctuations in our operating results from quarter to quarter; our reliance on third-party manufacturers and semiconductor foundries; component, design or manufacturing defects in our products; our dependence on key personnel; our ability to develop new or improved semiconductor process technologies; and fluctuations in the price of our common stock. Because of the risks and uncertainties referred to above and other risks and uncertainties, including the risks described in the section of this report entitled “Risk Factors,” actual results or outcomes could differ materially from those expressed in any forward-looking statements and you should not place undue reliance on any forward-looking statements. New risks emerge from time to time, and it is not possible for us to predict which risks will arise. In addition, we cannot assess the impact of each risk on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this report or the date of documents incorporated by reference in this report that include forward-looking statements.

PART I

Item 1.	Business

Introduction

We design, manufacture and market radio frequency, or RF, products that enable the transmission, reception and processing of high frequency RF signals. Our products consist of two key product lines, semiconductor devices and integrated transceiver modules:

•	Our semiconductor product line consists of a wide variety of monolithic microwave integrated circuits, or MMICs, including amplifiers, voltage controlled oscillators, up and down converters, variable gain amplifiers, voltage variable attenuators, fixed attenuators and filters. These types of devices are widely used in telecommunications, satellite, defense, security, instrumentation, scientific and consumer systems. While we have developed, produced and sold such devices for several years as components of our module products, we first offered them for sale as stand-alone products in the latter part of 2009 and they have not yet become a significant source of revenue for us.

•	Our integrated transceiver modules combine several electronic functions into a single RF sub-system. Historically, our main customers for these products have been telecommunication network original equipment manufacturers, or OEMs, and system integrators that utilize them in digital microwave radios. More recently we have identified and pursued uses for these products in additional product areas; however these alternate applications have not yet become a significant source of revenue for us.

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

On February 4, 2011, we entered into an Agreement and Plan of Merger with GigOptix, Inc., or GigOptix, and Aerie Acquisition Corporation, a wholly-owned subsidiary of GigOptix, which we refer to as the Merger Subsidiary, pursuant to which Merger Subsidiary will, subject to the satisfaction or waiver of the conditions therein, merge with and into Endwave, the separate corporate existence of Merger Subsidiary shall cease and Endwave will be the surviving corporation of the merger and a wholly-owned subsidiary of GigOptix. We refer to this agreement as the Merger Agreement and the proposed merger contemplated by the Merger Agreement as the Merger. Upon the consummation of the Merger, (i) the outstanding shares of Endwave common stock will be converted into the right to receive an aggregate number of shares of GigOptix common stock equal to the product of (.425/.575) and the number of shares of GigOptix common stock outstanding immediately prior to consummation of the Merger, less 42.5% of the shares described in clause (ii) of this sentence and (ii) in-the-money options to acquire Endwave common stock outstanding immediately prior to the consummation of the Merger will be converted into that number of shares of GigOptix common stock determined by dividing the spread value of such options at closing by the closing price of GigOptix’s common stock on the trading day prior to closing, such that following the Merger, the pre-Merger holders of common stock and restricted stock units will own that number of shares equal to 42.5% of the outstanding stock of the combined company, less 42.5% of the shares issued in respect of Endwave stock options.

The Merger Agreement includes customary representations, warranties and covenants of Endwave and GigOptix. Endwave has agreed to conduct its operations and the operations of its subsidiaries according to its ordinary and usual course of business consistent with past practice until the effective time of the Merger. The Merger Agreement contains customary “no-solicitation” covenants pursuant to which neither Endwave nor GigOptix is permitted to solicit any alternative acquisition proposals, provide any information to any person in connection with any alternative acquisition proposal, participate in any discussions or negotiations relating to any alternative acquisition proposal, approve, endorse or recommend any alternative acquisition proposal, or enter into any agreement relating to any alternative acquisition proposal. The “no-solicitation” provision is subject to certain exceptions that permit the Board of Directors of each of Endwave and GigOptix, as the case may be, to comply with their respective fiduciary duties, which, under certain circumstances, would enable Endwave or GigOptix, as the case may be, to provide information to, and engage in discussions or negotiations with, third parties with respect to alternative acquisition proposals.

The Merger Agreement contains certain termination rights for both Endwave and GigOptix and further provides that, upon termination of the Merger Agreement under certain circumstances, Endwave may be obligated to pay GigOptix a termination fee of $1,000,000 plus certain reasonable documented expenses of GigOptix.

GigOptix and Endwave currently expect to complete the Merger in the second quarter of 2011. GigOptix’s and Endwave’s obligations to consummate the Merger are subject to the satisfaction or waiver of customary closing conditions and regulatory approvals, as well as the approval of the merger by the stockholders of Endwave.

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

Our products are typically designed to operate at frequencies between 1 GHz and 100 GHz, which we refer to in this report as high-frequency RF. Due to their physical attributes, these frequencies are well-suited for numerous applications requiring the transmission of data at high speeds, detection of physical movement, imaging of inorganic and organic objects and various other types of physical measurements.

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

While transient economic conditions and changing deployment schedules may cause short-term market fluctuations, we believe the long-term prospects for the use of our products and technology in telecommunications networks are good. The continued deployment of mobile networks in developing countries, the continued enhancement of networks in developed regions and the ongoing rate of increases in data traffic all work to increase demand for the types of products we offer.

Defense Systems

High-frequency RF technology is an integral part of various defense systems. Key applications in these markets include:

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

Security Systems

Because millimeter wave energy is both emitted by and reflected off of the human body, various sensors and imaging systems can be constructed to enhance the capability of personnel security systems.

Long Distance Personnel Detection.  High-frequency RF signals can be used to detect the presence of humans at significant distances, much in the same way lower frequency radar systems can detect metal objects at a distance. This phenomenon can be employed as a “radar fence” to detect intrusion along lengthy security perimeters such as airport runways, secure compounds and international borders.

Security Portals.  Using high-frequency RF signals and holographic image processing techniques, it is possible to create images of the human body through garments and thus detect if the individual is carrying contraband objects or weapons. These systems are used in airport security lanes and for the interdiction of contraband or controlled materials in or out of secure facilities.

Security Cameras.  Utilizing security cameras that are capable of detecting and forming images with the high-frequency RF energy emitted by the human body it is possible to observe large areas in search of contraband objects or weapons in a stand-off mode that does not require one to pass through a security portal. These systems are used for loss prevention in warehouse facilities and in large public spaces to protect against terrorist activities.

The increasing concern over terrorist attacks in various public spaces is driving demand for these types of security systems and we believe is creating new opportunities for our products.

Other Applications

Scientific Sensors.  Various sorts of physical phenomena can be detected and measured using high-frequency RF signals. In particular they can detect earth movements, both seismic and volcanic, through cloud cover and can also be used to measure atmospheric disturbances at upper altitudes to aid in weather prediction.

Through-wall Imagers.  High-frequency RF energy has the capability to see through common building materials and detect if hidden obstructions, electrical lines, pipes or conduits exist inside of a wall. Devices employing this technology are used to avoid disruptions caused by damaging these hidden items during subsequent construction activities.

Automotive Radar.  Advanced automotive radar systems utilize high-frequency RF energy to detect road hazards, other vehicles and roadway barriers and signal the power train to take appropriate action to reduce the risk of a collision or other hazardous event.

The range and breadth of applications for high-frequency RF systems continues to grow. Thus, we believe there will be significant market opportunities for our products and technologies going forward.

Our Business Approach

Historically, when OEMs and other system integrators incorporated high-frequency RF technology into their products, they designed and manufactured all the requisite hardware internally. However, when faced with the need to generate cost efficiencies and technological innovations with fewer resources, OEMs and system integrators frequently look to suppliers for these items. We believe there are several key characteristics that define an attractive supply partner for fulfilling these requirements, including:

Technical Depth.  OEMs and system integrators seek suppliers that have significant experience in and understanding of the overall system design. This depth and breadth of understanding is crucial to optimizing the system design and making appropriate overall system level tradeoffs, thereby enabling the OEM or system integrator to design and deploy its systems more cost-effectively.

Innovative Technology.  New technology is the key to providing enhanced performance and continued cost reduction. Thus, OEMs and system integrators value this capability and prefer partners that create new technologies offering additional functionality, higher reliability, lower cost and better performance.

Semiconductor Devices.  Beyond seeking complete hardware sub-systems, OEMs and system integrators may seek technologically advanced and cost effective semiconductor devices including custom design capabilities that meet their unique technological needs on existing or next generation hardware platforms.

Low Cost.  OEMs and system integrators are under increasing pricing pressure from their customers and expect effective and persistent cost-reduction programs from their suppliers. These cost-reduction programs require suppliers to mount a comprehensive effort at multiple levels, including integration of multiple functions, efficient manufacturing, effective supply chain management, streamlined life cycle support and use of low cost sub-contractors.

Flexible Supply Chain Capabilities.  Volatility of demand is common in the markets we serve. Therefore OEMs and system integrators need suppliers that can accommodate fluctuations in the demand, whether in mix and/or quantity, and that can flexibly scale their manufacturing to match these fluctuating demands.

We believe that few suppliers comprehensively address all of these requirements. Many of the suppliers that populate the industry are small and lack the requisite operational strength and technical capability to address these extensive needs and requirements. Further, many suppliers use labor-intensive assembly and test methods that limit their ability to produce high-frequency RF products in high volumes and at a low cost. Others do not possess the breadth of component-to-system expertise that is desired by OEMs and system integrators. In contrast, we believe that we possess several key strengths that enable us to provide our customers with superior products and services. These strengths include:

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

A Commitment to Develop Next-Generation Technology.  A key component of our value proposition is providing our customers with powerful and cost-effective technologies that offer them a major technical and economic advantage. We have invested in the development of next-generation circuit and packaging technologies that allow us to provide our customers with high-performance and low-cost solutions. Our ability to develop semiconductor devices on a custom basis provides us greater flexibility to optimize product designs for our customers and their specific applications. We intend to continue to invest in research and development, maintain a team of talented engineers, and build on our manufacturing technologies.

Comprehensive Approach to Cost-Effective Manufacturing.  We have taken a comprehensive approach to developing a cost-effective, outsourced manufacturing capability that allows us to compete on a worldwide basis and to offer our customers product solutions at attractive prices:

•	We design our products to be readily manufacturable and able to tolerate a wide range of material and manufacturing process variations. This speeds the flow of work, reduces the required level of touch labor and minimizes rework.

•	Semiconductors are both a critical technical element and a major cost component of our products. Our ability to custom design these devices allows us to optimize them for cost and performance and to achieve significant cost savings by having them fabricated in low cost, third-party foundries.

•	For many of our products, we have implemented automated assembly techniques that reduce labor content and enhance both product uniformity and quality.

•	Testing is a large part of the manufacturing process and we have developed extensive automated testing capabilities that speed this process and differentiate us from the labor-intensive methods often used in our industry. We use state of the art information technology systems to store, analyze and transmit test data.

•	Because our products are highly manufacturable, we have been able to contract with third-party, primarily offshore, manufacturers for even greater cost savings. We began the transition to outsourced manufacturing in 2002, most notably to HANA Microelectronics Co., Ltd., or HANA, a Thailand-based contract manufacturer, and today almost all of our manufacturing operations utilize an outsourced approach. This transition has significantly improved our product margins and enables us to adjust rapidly, efficiently and flexibly to our customers’ varying quantity and product mix requirements, which are often created by unexpected needs and variations in demand.

•	The cost of raw materials and components employed in high frequency devices and products are a major part of the overall manufacturing cost. We have reduced the cost of these items by re-designing them, leveraging our purchasing power and selecting more cost-effective suppliers. As an outgrowth of our operational presence in Asia, we continue to identify low-cost, high-quality Asian-based suppliers for several of the raw materials and components used in our products.

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

Within these modules, the core RF functions are performed with one of two circuit technologies:

•	MMIC (Monolithic Microwave Integrated Circuit). In this RF semiconductor technology, individual devices, components and interconnects are patterned onto a semiconductor substrate (typically gallium arsenide, or GaAs) in a manner similar to industry standard integrated circuit fabrication techniques. We have developed a large repertoire of custom designed MMICs that have been optimized for cost, performance and manufacturability.

•	MLMStm (Multi-Lithic Micro System). This is a proprietary RF semiconductor circuit technology that we have developed to overcome the shortcomings of conventional circuit technologies. This technology consists of a small multi-layer RF substrate onto which individual devices (transistors and diodes) are attached and electrically connected without the use of bond wires. The features of this technology include reduced design difficulty, elimination of individual tuning, low cost substrate materials, automated manufacture, use of multiple semiconductor technologies in the same circuit (i.e. multi-lithic), integrated passive circuit elements and the ability to provide a complete “system on a chip” functionality.

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

Sales and Marketing

We sell our products through direct sales efforts, a network of independent domestic and international representatives and a domestic distribution of semiconductor devices. For each of our major customers, we assign a technical account manager, who has responsibility for developing and expanding our relationship with that customer. Our direct, representative and distributor sales efforts are augmented by traditional marketing activities, including advertising, participation in industry associations and presence at major trade shows.

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

Customers

In 2010, revenues from our telecom OEM customers comprised nearly all of our total revenues. In 2010, three customers each accounted for greater than 10% of total revenues and combined they accounted for 93% of our total revenues, the largest of which was Nokia Siemens Networks which accounted for 52% of our total revenues. We expect revenues from our telecom OEM customers to comprise the large majority of our revenues in our immediate future. In the telecom market, our revenues are attributable to a limited number of telecom OEMs and we expect this pattern to remain for the foreseeable future.

Competition

The markets for our products are extremely competitive, are characterized by rapid technological change and continuously evolving customer requirements and many of our competitors have significantly greater resources than we do.

Among suppliers of transceiver modules in the telecommunication network market, we compete with Compel Electronics SpA, Filtronic plc, Microelectronics Technology Inc., and Remec Broadband Wireless, Inc., among others. In addition to these companies, there are telecom OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of transceiver modules, rather than using suppliers such as ourselves. While we have limited opportunities to supply transceiver modules to these telecom OEMs, we believe we have opportunities to supply them semiconductor devices for their captive products.

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

Our investment in research and development and related engineering projects has resulted in research and development expenses from continuing operations of $6.8 million, $5.5 million and $4.6 million in 2008, 2009 and 2010, respectively.

Patents and Intellectual Property Rights

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of December 31, 2010, we had 43 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, MLMS technology and system designs. Our United States patents expire between 2013 and 2028. We do not anticipate the expiration of patents over the near term to have a significant impact on our research and development or operations. We also license technology from other companies, including Northrop Grumman Corporation. There are no limitations on our rights to make, use or sell products we may develop in the future using the technology licensed to us by Northrop Grumman Corporation.

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

Operations

All of our manufacturing operations are located in Lamphun, Thailand and utilize the facilities of our contract manufacturing partner, HANA. Under our manufacturing contract, HANA supplies the physical plant, direct labor, basic assembly equipment and warehousing functions. We supplement those activities with our own full-time, in-country staff consisting of 15 people who provide production planning, process engineering, test engineering, product support, design engineering and quality assurance support. We own certain assets held securely in HANA’s factory, including specialized test and assembly equipment and various raw material and product inventories. Our arrangement with HANA allows us to reduce our labor and facility expenses while maintaining tight control of process and quality. To reduce our costs further, we have identified lower cost Asian sources for various raw materials, especially basic metal and circuit board components. Our manufacturing agreement with HANA currently expires in October 2011, but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with us.

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

Backlog

Our backlog at January 15, 2011 for shipments expected to occur through December 31, 2011 was approximately $8.0 million. By comparison, our backlog as of February 19, 2010 for shipments expected to occur through December 31, 2010 was approximately $23.4 million.

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

Employees

As of December 31, 2010, we had 51 regular employees, including 33 in product and process engineering, 8 in sales and marketing and 10 in general and administrative. Of our regular employees, 15 are based in our Chiang Mai, Thailand office. Our employees are not subject to any collective bargaining agreement with us and we believe that our relations with our employees are good.

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

Risks Relating to the Proposed Merger with GigOptix

Because the conversion ratio is not adjustable based on the market price of either GigOptix or Endwave common stock, you cannot be sure of the value of the merger consideration that you will receive.

The number of shares of common stock to be issued by GigOptix in the merger is not adjustable based on the market price of either GigOptix or Endwave common stock and the merger agreement may not be terminated as a result of any such changes. The market value of the shares of GigOptix common stock that Endwave stockholders will be entitled to receive when the merger is completed will depend on the market value of shares of GigOptix common stock at that time, which could vary significantly from the market value of shares of GigOptix common stock on the date the merger agreement was executed, the date of this report or the date of the special meeting. Accordingly, at the time of the special meeting, Endwave stockholders will not know or be able to calculate the market value of the consideration they would receive upon completion of the merger. These variations may result from, among other factors, changes in the business, operations, results and prospects of GigOptix, market expectations of the likelihood that the merger will be completed and the timing of completion, the prospects of post-merger operations, the effect of any conditions or restrictions imposed on or proposed with respect to GigOptix by regulatory agencies and authorities, general market and economic conditions and other factors.

GigOptix may fail to realize the anticipated benefits of the merger.

GigOptix’ future success will depend in significant part on its ability to utilize Endwave’s cash and cash equivalents and to realize the cost savings, operating efficiencies and new revenue opportunities that it expects to result from the integration of the GigOptix and Endwave businesses. GigOptix’ operating results and financial condition will be adversely affected if GigOptix is unable to integrate successfully the operations of GigOptix and Endwave, fails to achieve or achieve on a timely basis such cost savings, operating efficiencies and new revenue opportunities, or incurs unforeseen costs and expenses or experiences unexpected operating difficulties that offset anticipated cost savings or Endwave’s cash and cash equivalents, in whole or in part. In particular, the integration of GigOptix and Endwave may involve, among other matters, integration of sales, marketing, billing, accounting, manufacturing, engineering, management, personnel, payroll, quality control, regulatory compliance, network infrastructure and other systems and operating hardware and software, some of which may be incompatible and therefore may need to be replaced.

Any cost savings estimates expected to result from the merger do not include one-time adjustments that GigOptix will record in connection with the merger. In addition, any such estimates will be based upon assumptions by the managements of GigOptix and Endwave concerning a number of factors, including operating efficiencies, the consolidation of functions, and the integration of operations, systems, marketing methods and procedures. These assumptions are uncertain and are subject to significant business, economic and competitive conditions that are difficult to predict and often beyond the control of management.

Endwave will be subject to business uncertainties and contractual restrictions while the merger is pending that could adversely affect its business.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Endwave and consequently on GigOptix following the merger. These uncertainties may impair each company’s ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with Endwave to seek to change existing business relationships with Endwave. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their future roles with Endwave. If, despite Endwave’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Endwave, Endwave’s business and consequently the business of GigOptix following the merger could be seriously harmed.

Failure to complete the merger could negatively affect GigOptix and Endwave.

If the merger is not completed for any reason, GigOptix and Endwave may be subject to a number of material risks, including the following:

•	the companies will not realize the benefits expected from becoming part of a combined company, including a potentially enhanced competitive and financial position;

•	the trading price of each company’s common stock may decline to the extent that the current market price of the common stock reflects a market assumption that the merger will be completed; and

•	some costs related to the merger, such as legal, accounting and some financial advisory fees, must be paid even if the merger is not completed.

Endwave’s ability to pursue alternatives to the merger is restricted.

The merger agreement contains customary “no-solicitation” covenants pursuant to which neither Endwave nor GigOptix is permitted to solicit any alternative acquisition proposals, provide any information to any person in connection with any alternative acquisition proposal, participate in any discussions or negotiations relating to any alternative acquisition proposal, approve, endorse or recommend any alternative acquisition proposal, or enter into any agreement relating to any alternative acquisition proposal. The “no-solicitation” provision is subject to certain exceptions that permit the board of directors of each of Endwave and GigOptix, as the case may be, to comply with their respective fiduciary duties, which, under certain circumstances, would enable Endwave or GigOptix, as the case may be, to provide information to, and engage in discussions or negotiations with, third parties with respect to alternative acquisition proposals. Upon termination of the merger agreement under certain circumstances, Endwave may be obligated to pay GigOptix a termination fee of $1,000,000 plus certain reasonable documented expenses of GigOptix. These provisions could discourage a potential acquiror that might have an interest in acquiring all or a significant part of Endwave from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration GigOptix proposes to pay in the merger or might result in a potential competing acquiror proposing to pay a lower per share price to acquire Endwave than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable to GigOptix in certain circumstances.

Endwave stockholders will have reduced ownership and voting interests in GigOptix and will be able to exercise less influence over management following the merger.

Immediately after the merger, based on the conversion ratios contained in the merger agreement, the pre-merger holders of Endwave common stock and restricted stock units will own that number of shares equal to 42.5% of the outstanding stock of the combined company, less 42.5% of the shares issued in the merger in respect of Endwave stock options. Consequently, stockholders of Endwave will be able to exercise less influence over the management and policies of GigOptix than they currently exercise over the management and policies of Endwave.

There may be a limited public market for shares of GigOptix common stock, and the ability of its stockholders to dispose of their common shares may be limited.

GigOptix common stock has been traded on the OTC Bulletin Board since December 2008. GigOptix cannot foresee the degree of liquidity that will be associated with its common stock. A holder of its common stock may not be able to liquidate his, her or its investment in a short time period or at the market prices that currently exist at the time the holder decides to sell. The market price for GigOptix’ common stock may fluctuate in the future, and such volatility may bear no relation to its performance.

Substantial future sales of GigOptix’ common stock in the public market could cause GigOptix’ stock price to fall.

The sale of GigOptix’ outstanding common stock or shares issuable upon exercise of options or warrants, or the perception that such sales could occur, could cause the market price of GigOptix common stock to decline. GigOptix has registered 4,193,148 shares of its common stock held by existing stockholders for public resale. In addition, one of the stockholders of GigOptix, the DBSI Liquidating Trust, holds 1,715,161 shares of GigOptix stock. GigOptix is separately filing a Registration Statement on Form S-1 for the resale registration of such shares. All of these registered shares of common stock are freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. Any shares purchased by an affiliate may not be resold except pursuant to an effective registration statement or an applicable exemption from registration, including an exemption under Rule 144 of the Securities Act. GigOptix may issue additional shares of GigOptix common stock in the future in private placements, public offerings or to finance mergers or acquisitions.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute the interest of GigOptix stockholders.

GigOptix has issued options and warrants to purchase a substantial number of shares of its common stock. Certain of the warrants contain adjustment provisions that will reset the exercise price per share of such warrants to any lower price than the existing exercise price at which GigOptix issues shares of its common stock in the future for so long as those warrants are outstanding. The exercise of options and warrants at prices below the market price of GigOptix common stock could adversely affect the price of shares of GigOptix common stock. Additional dilution may result from the issuance of shares of GigOptix capital stock in connection with other acquisitions or in connection with financing efforts.

Any issuance of GigOptix common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if GigOptix issues options or warrants to purchase its common stock in the future and those options or warrants are exercised, or if GigOptix issues restricted stock, stockholders may experience further dilution.

In addition, certain warrants to purchase shares of GigOptix’ common stock currently contain an exercise price above the current market price for the common stock. These warrants are known as “above-market” warrants. As a result, it is possible that the holders of these warrants may choose not to exercise them prior to their expiration, in which case GigOptix may not realize any proceeds from their exercise.

Risks Relating to Our Business

We have had a history of losses and may not be profitable in the future.

We had a net loss from continuing operations of $8.1 million in 2010. We also had a net loss from continuing operations of $10.6 million and $4.0 million for the years ended December 31, 2009 and 2008, respectively. There is no guarantee that we will achieve or maintain profitability in the future.

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

We depend, and expect to continue to depend, on a relatively small number of mobile communication customers for a significant part of our revenues. The loss of any of our major customers or any material reduction in orders from any such customers would have a material adverse effect on our business, financial condition and results of operations. In 2010, three customers each accounted for greater than 10% of total revenues and combined they accounted for 93% of our total revenues, the largest of which was Nokia Siemens Networks which accounted for 52% of our total revenues. In 2009, two customers accounted for 88% of our total revenues, the largest of which was Nokia Siemens Networks which accounted for 70% of our total revenues, and no other customer accounted for more than 10% of our total revenues.

The mobile communication industry has undergone significant consolidation in the past few years. For example, during January 2011, Ceragon Networks Ltd. entered into a definitive agreement to merge with Nera Networks AS. The acquisition of one of our major customers in this market, or one of the communications service providers supplied by one of our major customers, could result in delays or cancellations of orders for our products and, accordingly, delays or reductions in our anticipated revenues and reduced profitability or increased net losses.

Our semiconductor product line will require us to incur significant expenses and may not be successful.

Our semiconductor product line will require us to incur expenses to design, test, manufacture and market these products including the purchase of inventory, supplies and capital equipment. The future success of our semiconductor product line will depend on our ability to develop these products in a cost-effective and timely manner and to market them effectively. The development of our products is complex, and from time to time we may experience delays in completing the development and introduction of our new products or fail to efficiently manufacture such products in the early production phase. The semiconductor product line may have little immediate impact on our revenue because a new standard product may not generate meaningful revenue. In the meantime, we will have incurred expenses to design, produce and market the products, and we may not recover these expenses if demand for the product fails to reach forecasted levels which may adversely affect our operating results.

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

Competitive conditions often require us to reduce prices and, as a result, requires us to reduce our costs in order to be profitable.

Over the past year, we reduced the prices of many of our telecommunication products in order to remain competitive and we expect market conditions will cause us to reduce our prices again in the future. In order to reduce our per-unit cost of product revenues, we must continue to design and re-design products to utilize lower cost materials and improve our manufacturing efficiencies. The combined effects of these actions may be insufficient to achieve the cost reductions needed to maintain or increase our gross margins or achieve profitability.

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

We rely on the semiconductor foundry operations of third-party semiconductor foundries to manufacture the integrated circuits sold directly to our customers and contained in our products. The loss of our relationship with any of these foundries without adequate notice would adversely impact our ability to fill customer orders and could damage our customer relationships.

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

We rely heavily on a Thailand facility of HANA, a contract manufacturer, to produce our RF modules and to package our microwave and millimeter wave integrated circuits. If HANA is unable to produce or package these modules and circuits in sufficient quantities or with adequate quality, or it chooses to terminate our manufacturing arrangement, we will be forced to find an alternative manufacturer and may not be able to fulfill our production commitments to our customers, which could cause sales to be delayed or lost and could harm our reputation.

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

Potential misclassification of certain products under the Export Administration Regulations may result in liability for Endwave and affect ongoing operations.

In December 2009, we sought and obtained a formal commodity classification from the Department of Commerce’s Bureau of Industry and Security, or BIS, regarding certain amplifier products rated to operate between 34 and 40 GHz. Prior to our request, we believed based on our internal review that the products and related technology were properly classified as EAR99 and that export licenses were not required to any destination in which we had operations or sold products. In response to our commodity classification request, however, BIS determined that our MMIC amplifiers rated to operate between 34 and 40 GHz are classified under Export Classification Control Number, or ECCN, 3A001, which controls MMIC power amplifiers rated for operation at frequencies exceeding 31.8 GHz up to and including 37.5 GHz without regard to power output or fractional bandwidth limits. Products falling under ECCN 3A001 are controlled for national security purposes and are subject to export licensing requirements for most countries. Similarly, technology for the development or production of items controlled under ECCN 3A001 falls under ECCN 3E001. Exports of such technology are likewise controlled for national security purposes and subject to restrictive licensing requirements. License exceptions are available under the Export Administration Regulations for items and technology classified under ECCNs 3A001 and 3E001, respectively.

We have requested reconsideration of certain BIS classifications and are in the process of reviewing the affected transactions. As part of this review, the Company has quarantined the affected products. We have also submitted an initial voluntary self-disclosure to BIS and will provide a detailed report to BIS regarding the affected transactions.

At this time, we believe that all the transactions entered into by the Company could have qualified for license exceptions under the Export Administration Regulations. Nevertheless, we may be responsible for monetary penalties and may experience operational delays that could have a material adverse effect on our business and operations.

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

We have been required historically to place firm orders for products and manufacturing equipment with our suppliers up to six months prior to the anticipated delivery date and, on occasion, prior to receiving an order for the product, based on our forecasts of customer demands. Our sales process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect, if at all. As a result, we would have additional usage of cash, excess inventory and overhead expense, which would harm our financial results. On occasion, we have experienced adverse financial results due to excess inventory and excess manufacturing capacity. For example, the second quarter of 2010 included a $1.5 million write-off of inventory associated with excess materials related to a rapid drop in sales of a legacy product for a major customer’s radio platform.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of December 31, 2010, we had 43 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2013 and 2028. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.

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

Among suppliers in the mobile communication market who provide integrated transceivers to radio OEMs, we primarily compete with Compel Electronics SpA, Filtronic plc, and Microelectronics Technology Inc. Additionally, there are mobile communication OEMs, such as Ericsson and NEC Corporation, that use their own captive resources for the design and manufacture of their transceiver modules, rather than using suppliers like us. To the extent that mobile communication OEMs presently, or may in the future, produce their own transceiver modules, we lose the opportunity to provide our modules to them. However, when we launched our semiconductor product line, we gained the opportunity to provide integrated circuits to all radio OEMs.

Our failure to comply with any applicable environmental regulations could result in a range of consequences, including fines, suspension of production, excess inventory, sales limitations and criminal and civil liabilities.

Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the electronics industry as companies are moving towards becoming compliant with the RoHS Directive. The RoHS Directive is European Union legislation that restricts the use of a number of substances, including lead, after July 2006. We believe that our products impacted by these regulations are compliant with the RoHS Directive and that materials will continue to be available to meet these regulations. However, it is possible that unanticipated supply shortages or delays or excess non-compliant inventory may occur as a result of these new regulations. Failure to comply with any applicable environmental regulations could result in a range of consequences, including loss of sales, fines, suspension of production, excess inventory and criminal and civil liabilities.

Government regulation of the communications industry could limit the growth of the markets that we serve or could require costly alterations of our current or future products.

The markets that we serve are highly regulated. Communications service providers must obtain regulatory approvals to operate broadband wireless access networks within specified licensed bands of the frequency spectrum. Further, the Federal Communications Commission and foreign regulatory agencies have adopted regulations that impose stringent RF emissions standards on the communications industry that could limit the growth of the markets that we serve or could require costly alterations of our current or future products.

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

We expect competition in our markets to intensify as new competitors enter the RF, microwave and millimeter wave component market, existing competitors merge or form alliances, and new technologies emerge. If we are not able to compete effectively, our market share and revenue could be adversely affected and our business and results of operations could be harmed.

Risks Relating to Ownership of Our Stock

The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.

The price of our common stock has fluctuated widely since our initial public offering in October 2000. In 2010, the lowest daily sales price for our common stock was $2.00 and the highest daily sales price for our common stock was $3.61. In 2009, the lowest daily sales price for our common stock was $1.36 and the highest daily sales price for our common stock was $3.43. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:

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

As of January 31, 2011, our five largest stockholders together owned approximately 40% of our outstanding common stock. Because most matters requiring approval of our stockholders require the approval of the holders of a majority of the shares of our outstanding capital stock present in person or by proxy at the annual meeting, the significant ownership interest of these shareholders allows them to significantly affect the election of our directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without their support, even if the transaction is favorable to our stockholders as a whole.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our main facilities include:

•	Our principal executive offices located in San Jose, California, where we lease approximately 33,000 square feet, which encompasses our corporate headquarters and research and development facilities. This lease expires in August 2011.

•	During 2008, we moved our Northeast operations to Salem, New Hampshire where we lease approximately 5,000 square feet. This lease expires in November 2013.

•	In Folsom, California we lease approximately 1,600 square feet under an office lease that expires in June 2013.

•	In Chiang Mai, Thailand, near the facilities of our contract manufacturer, HANA, we lease approximately 3,000 square feet under an office lease that expires in March 2013. We believe that these facilities are adequate to meet our current and near term future needs.

Item 3.	Legal Proceedings

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

	High	Low

Fiscal Year Ended December 31, 2009
First Quarter	$2.51	$1.36
Second Quarter	$3.08	$1.71
Third Quarter	$3.43	$2.24
Fourth Quarter	$3.05	$2.25
Fiscal Year Ended December 31, 2010
First Quarter	$2.95	$2.28
Second Quarter	$3.61	$2.62
Third Quarter	$3.16	$2.00
Fourth Quarter	$3.14	$2.02

The last reported sale price of our common stock on the NASDAQ Global Market on January 31, 2011 was $2.24 per share. As of January 31, 2011, there were approximately 77 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our capital stock. Because we currently intend to retain any future earnings to fund the development and growth of our business, we do not anticipate paying any cash dividends in the near future.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of the end of December 31, 2010.

Number of
Securities
Remaining
Available
for Issuance
Under Equity
	Number of	Weighted-	Number of	Weighted-	Compensation
	Securities to be	Average	Securities to be	Average	Plans
	Issued Upon	Exercise	Released Upon	Grant	(Excluding
	Exercise of	Price of	Vesting of	Date Value of	Securities
	Outstanding	Outstanding	Outstanding	Outstanding	Reflected in
Plan Category	Options	Options	RSUs	RSUs	Column (a))(1)
	(a)	(b)	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,228,187	$2.39	204,800	$2.68	5,020,545	(2)
Equity compensation plans not approved by security holders	0	0	0	0	0

Total	1,228,187	$2.39	204,800	$2.68	5,020,545

(1)	The number of shares that may be issued under the 2007 Equity Incentive Plan is increased automatically on January 1 of each year, beginning in 2008 and ending in 2012, by a number of shares equal to the lesser of (i) six percent of the number of shares of our common stock outstanding on such date, (ii) 1,500,000 shares and (iii) such lower number of shares as determined by our board of directors prior to such date.

(2)	Includes 446,473 shares issuable under the 2000 Employee Stock Purchase Plan.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2005 in (i) our common stock, (ii) the NASDAQ Stock Market Index (U.S. Companies) and (ii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Endwave Corporation, The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

	12/05	12/06	12/07	12/08	12/09	12/10
Endwave Corporation	100.00	91.94	61.71	20.37	20.71	19.35
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Telecommunications	100.00	131.50	146.22	85.43	118.25	129.78

*	$100 invested on 12/31/05 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2010, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended December 31, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in any future periods.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$16,716	$19,502	$38,696	$44,329	$51,833
Cost of product revenues	14,002	14,791	26,227	30,399	34,992
Other operating expenses	10,761	15,651	17,741	16,820	17,369
Income (loss) from continuing operations	(8,092)	(10,626)	(3,964)	670	2,002
Income (loss) from discontinued operations, net of tax	—	17,571	(10,787)	(6,071)	(3,347)
Net income (loss)	$(8,092)	$6,945	$(14,751)	$(5,401)	$(1,345)
Basic net income (loss) per share	$(0.83)	$0.73	$(1.60)	$(0.47)	$(0.12)
Diluted net income (loss) per share	$(0.83)	$0.73	$(1.60)	$(0.37)	$(0.10)

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments	$23,527	$66,465	$45,348	$48,957	$67,587
Total assets	32,474	77,116	70,340	82,589	100,653
Long-term liabilities, less current portion	358	765	73	116	231
Total stockholders’ equity	28,288	71,952	62,041	71,848	89,398

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our products consist of two key product lines, semiconductor devices and integrated transceiver modules:

•	Our semiconductor product line consists of a wide variety of monolithic microwave integrated circuits, or MMICs, including amplifiers, voltage controlled oscillators, up and down converters, variable gain amplifiers, voltage variable attenuators, fixed attenuators and filters. These types of devices are widely used in telecommunications, satellite, defense, security, instrumentation, scientific and consumer systems. While we have developed, produced and sold such devices for several years as components of our module products, we first offered them for sale as stand-alone products in the latter part of 2009 and they have not yet become a significant source of revenue for us.

•	Our integrated transceiver modules combine several electronic functions into a single RF sub-system. Historically, our main customers for these products have been telecommunication network original equipment manufacturers, or OEMs, and system integrators that utilize them in digital microwave radios. More recently we have identified and pursued uses for these products in additional product areas; however these alternate applications have not yet become a significant source of revenue for us.

Markets and Outlook

Telecommunications market.  Most of our RF modules are deployed in telecommunication networks, carrier class trunking networks and point-to-point transmission networks. Our target customers for these applications are telecom OEMs. Telecom OEMs provide the equipment used by service providers to deliver voice, data and video services to businesses and consumers.

Non-telecommunication markets.  Our RF semiconductors are also designed into various applications outside of the telecommunication network market, including defense and homeland security markets. Our target customers in the defense market include defense systems integrators and their subcontractors that design aerospace systems, defense systems and weapons and electronics platforms for both domestic and foreign defense customers. Our target customers in the homeland security market include those utilizing the properties of high-frequency RF energy to create systems designed to detect and identify security threats.

2010 Revenues.  During 2010, total revenues decreased by $2.8 million, or 14%, from 2009. We believe the demand for our products has declined relative to prior periods due to a rapid drop in demand for legacy radio platforms and the decline of our key customers’ market share in the face of increasing competition. During 2010, we began the production ramp of our new module designs supporting next-generation radios, but the revenues from the new module designs did not offset the decline in revenues from our legacy products.

Current market outlook.  We depend on a small number of key customers in the mobile communication industry for a significant portion of our revenues. Over the past year, our customers have faced increasing competition which we believe has resulted in their loss of market share. The decline in our key customers’ market share has led to decreased demand for our products and contributed to the reduced revenues we experienced in 2010. We are uncertain about our customers’ ability to regain market share given the competitive nature of the industry and therefore have limited visibility to our financial performance in 2011. We currently believe that first quarter 2011 revenues will be significantly below the $4.1 million in revenue that we experienced in both the third and fourth quarters of 2010 and that revenues for all of 2011 will decrease moderately from 2010.

Proposed Merger with GigOptix

On February 4, 2011, we entered into an Agreement and Plan of Merger with GigOptix, Inc., or GigOptix, and Aerie Acquisition Corporation, a wholly-owned subsidiary of GigOptix, which we refer to as the Merger Subsidiary, pursuant to which Merger Subsidiary will, subject to the satisfaction or waiver of the conditions therein, merge with and into Endwave, the separate corporate existence of Merger Subsidiary shall cease and Endwave will be the surviving corporation of the merger and a wholly-owned subsidiary of GigOptix. We refer to this agreement as the Merger Agreement and the proposed merger contemplated by the Merger Agreement as the Merger. Upon the consummation of the Merger, (i) the outstanding shares of Endwave common stock will be converted into the right to receive an aggregate number of shares of GigOptix common stock equal to the product of (.425/.575) and the number of shares of GigOptix common stock outstanding immediately prior to consummation of the Merger, less 42.5% of the shares described in clause (ii) of this sentence and (ii) in-the-money options to acquire Endwave common stock outstanding immediately prior to the consummation of the Merger will be converted into that number of shares of GigOptix common stock determined by dividing the spread value of such options at closing by the closing price of GigOptix’s common stock on the trading day prior to closing, such that following the Merger, the pre-Merger holders of common stock and restricted stock units will own that number of shares equal to 42.5% of the outstanding stock of the combined company, less 42.5% of the shares issued in respect of Endwave stock options.

The Merger Agreement includes customary representations, warranties and covenants of Endwave and GigOptix. Endwave has agreed to conduct its operations and the operations of its subsidiaries according to its ordinary and usual course of business consistent with past practice until the effective time of the Merger. The Merger Agreement contains customary “no-solicitation” covenants pursuant to which neither Endwave nor GigOptix is permitted to solicit any alternative acquisition proposals, provide any information to any person in connection with any alternative acquisition proposal, participate in any discussions or negotiations relating to any alternative acquisition proposal, approve, endorse or recommend any alternative acquisition proposal, or enter into any agreement relating to any alternative acquisition proposal. The “no-solicitation” provision is subject to certain exceptions that permit the Board of Directors of each of Endwave and GigOptix, as the case may be, to comply with their respective fiduciary duties, which, under certain circumstances, would enable Endwave or GigOptix, as the case may be, to provide information to, and engage in discussions or negotiations with, third parties with respect to alternative acquisition proposals.

The Merger Agreement contains certain termination rights for both Endwave and GigOptix and further provides that, upon termination of the Merger Agreement under certain circumstances, Endwave may be obligated to pay GigOptix a termination fee of $1,000,000 plus certain reasonable documented expenses of GigOptix.

We currently expect to complete the Merger in the second quarter of 2011. GigOptix’s and Endwave’s obligations to consummate the Merger are subject to the satisfaction or waiver of customary closing conditions and regulatory approvals, as well as the approval of the merger by the stockholders of Endwave.

Divestiture of our Defense and Security RF Module Business

On April 30, 2009, we entered into an Asset Purchase Agreement with Microsemi Corporation, or Microsemi pursuant to which Microsemi purchased our Defense and Security RF module business, including all of the outstanding capital stock of our subsidiary, Endwave Defense Systems Incorporated. As consideration, Microsemi assumed certain liabilities associated exclusively with the Defense and Security RF module business and paid $28.0 million in cash. Additionally, as part of the sale, approximately 130 employees associated with the Defense and Security RF module business transferred to Microsemi. Accordingly, we reclassified the results of our Defense and Security RF module business as a discontinued operation in our consolidated statements of operations for all periods presented in this Annual Report on Form 10-K, and all amounts set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operation reflect such reclassification.

Seasonality

Although we have experienced significant quarterly fluctuations in revenue at times over the past several years, we do not believe that volatility was primarily attributable to seasonality in our business.

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, warranty obligations, inventories, stock-

based compensation, income taxes, asset impairments and other commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions. We discuss these policies further, as well as the estimates and judgments involved, below.

Revenue Recognition

Our primary customers are telecom OEMs and other systems integrators that incorporate our products into their systems. We recognize product revenues at the time title passes, which is generally upon product shipment, coupled with persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues under development contracts are generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the contract and recognizing revenues. Alternatively, where a development contract specifies defined progress gates or milestones tied to payments, revenue is recognized on a pro rata basis matching the milestones. Revenues attributable to development fees were insignificant during 2008, 2009 and 2010. The costs incurred under these development agreements are included in research and development expenses.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. At December 31, 2009 and 2010, our allowances were $19,000 and $18,000, respectively. If actual credit losses were to be significantly greater than the reserves we have established, our selling, general and administrative expenses would increase.

Warranty Reserves

We generally offer a 12 to 30 month warranty on all of our products. We record a liability based on estimates of the costs that may be incurred under our warranty obligations and charge to cost of product revenues the amount of such costs at the time revenues are recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts. At December 31, 2009 and 2010 our warranty reserves were $1.1 million and $614,000, respectively. We periodically assess the adequacy of our recorded warranty reserve and adjust the amounts as necessary. If actual warranty claims are significantly higher than forecasted, or if the actual costs incurred to provide the warranty is greater than the forecast, our gross margins could be adversely affected.

Inventory Valuation

We evaluate our ending inventories for excess quantities and obsolescence at each balance sheet date. This evaluation includes review of materials usage, market conditions and product life cycles and an analysis of sales levels by product and projections of future demand and market conditions. We adjust inventory balances to approximate the lower of our manufacturing cost or market value. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, and would be reflected in cost of product revenues in the period the revision is made. This would have a negative impact on our gross margins in that period. At the time of write down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of product revenues, resulting in a net benefit to our gross margin in that period. To the extent these factors materially affect our gross margins, we disclose them. During 2010 and 2009, we recorded $1.8 million and $878,000, respectively, of inventory write-offs associated with excess and obsolete material related to a rapid drop in sales of a legacy product for a major customer’s radio platform.

Stock-Based Compensation

Our stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of our stock compensation is accounted for as an equity instrument.

For restricted stock units, stock-based compensation is based on the fair value of our common stock at the grant date.

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

During the fourth quarter of 2008, we determined that indicators of potential impairment were present based on the fair value of our common stock relative to its book value, revised estimates for future revenues and the continued worsening of the global economy. As a result, we assessed the carrying value of acquired goodwill and intangible assets with an indefinite life for impairment. Based on the fair market value of the business and our discounted future cash flow and revenue projections, we recorded non-cash impairment charges of $3.0 million for goodwill and $1.1 million for intangible assets with an indefinite life. These impairment charges are included in discontinued operations.

We review long-lived assets for impairment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, or a significant reduction in projected future cash flows.

For long-lived assets used in operations, we record impairment losses when events and circumstances indicate that these assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If less, the impairment losses are based on the excess of the carrying amounts over their respective fair values. Their fair values would then become the new cost basis. Fair value is determined by discounted future cash flows, appraisals, or other methods. For assets to be disposed of other than by sale, impairment losses are measured as the excess of their carrying amount over the salvage value, if any, at the time the assets cease to be used.

During the fourth quarter of 2008, we reviewed our long-lived assets for indicators of impairment. Based on reduced estimates of future revenues and future negative cash flow, we identified potential indicators of impairment. As a result, we compared the fair value of our long-lived assets to their carrying value. Based on our discounted future cash flow and revenue projections, we recorded non-cash impairment charges of $2.1 million for intangible assets with a defined useful life. These impairment charges are included in discontinued operations and represent the excess of the carrying value of these assets over their fair value.

These impairment charges are not expected to result in any future cash expenditures.

Fair Value Measurement

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of December 31, 2010, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

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

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenues:
Product revenues	$16,716	$19,502	$38,593
Development fees	—	—	103

Total revenues	16,716	19,502	38,696

Costs and expenses:
Cost of product revenues	14,002	14,791	26,227
Research and development	4,607	5,483	6,764
Sales and marketing	2,154	2,183	3,446
General and administrative	3,951	5,577	7,531
Restructuring	49	2,408	—

Total costs and expenses	24,763	30,442	43,968

Loss from operations	(8,047)	(10,940)	(5,272)
Interest and other income (expense), net	(45)	209	1,242

Loss from continuing operations before benefit for income taxes	(8,092)	(10,731)	(4,030)
Benefit for income taxes	—	(105)	(66)

Loss from continuing operations	(8,092)	(10,626)	(3,964)
Income (loss) from discontinued operations, net of tax	—	17,571	(10,787)

Net income (loss)	$(8,092)	$6,945	$(14,751)

	Year Ended December 31,
	2010	2009	2008
	(As a percentage of total revenues)

Revenues:
Product revenues	100.0%	100.0%	99.7%
Development fees	—	—	0.3

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product revenues	83.8	75.9	67.8
Research and development	27.6	28.1	17.5
Sales and marketing	12.9	11.2	8.9
General and administrative	23.6	28.6	19.4
Restructuring	0.3	12.3	—

Total costs and expenses	148.1	156.1	113.6

Loss from operations	(48.1)	(56.1)	(13.6)
Interest and other income, net	(0.3)	1.1	3.2

Loss from continuing operations before benefit for income taxes	(48.4)	(55.0)	(10.4)
Benefit for income taxes	—	(0.5)	(0.2)

Loss from continuing operations	(48.4)	(54.5)	(10.2)
Income (loss) from discontinued operations, net of tax	—	90.1	(27.9)

Net income (loss)	(48.4)%	35.6%	(38.1)%

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

Total revenues

	Year Ended December 31,
	2010	2009	% Change
	(In thousands)

Total revenues	$16,716	$19,502	(14.3)%

Total revenues primarily consist of product revenues for sales of our transceiver module and semiconductor products.

Total revenues decreased by $2.8 million, or 14%, from 2009 to 2010 due to a rapid drop in demand for legacy radio platforms and the decline of our key customers’ market share in the face of increasing competition. During 2010, we began the production ramp of our new module designs supporting next-generation radios but, the revenues from the new module designs did not offset the decline in revenues from our legacy product.

Over the past year, our customers have faced increasing competition which we believe has resulted in their loss of market share. The decline in our key customers’ market share has led to decreased demand for our products and contributed to the reduced revenues we experienced in 2010. We are uncertain about our customers’ ability to regain market share given the competitive nature of the industry and therefore have limited visibility to our financial performance in 2011. We currently believe that first quarter 2011 revenues will be significantly below the $4.1 million in revenue that we experienced in both the third and fourth quarters of 2010 and that revenues for all of 2011 will decrease moderately from 2010.

Cost of product revenues

	Year Ended December 31,
	2010	2009	% Change
	(In thousands)

Cost of product revenues	$14,002	$14,791	(5.3)%
Percentage of revenues	83.8%	75.9%

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

During 2010, the cost of product revenues as a percentage of revenues increased compared to 2009, primarily due to the write-off of inventory associated with excess material related to a rapid drop in sales of a legacy product for a major customer’s radio platform, the decreased absorption of our overhead costs resulting from decreased production and continued pricing pressure resulting in lower product margins. During 2010 and 2009, we recorded $1.8 million and $878,000, respectively, of inventory write-offs associated with excess and obsolete material related to a rapid drop in sales of a legacy product for a major customer’s radio platform. The cost of product revenues in both periods was favorably impacted by the utilization of inventory that was previously written off, amounting to approximately $524,000 during 2010 and $100,000 during 2009.

We continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.

Research and development expenses

	Year Ended December 31,
	2010	2009	% Change
	(In thousands)

Research and development expenses	$4,607	$5,483	(16.0)%
Percentage of revenues	27.6%	28.1%

Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.

During 2010, research and development costs decreased in absolute dollars compared to 2009 primarily due to a $528,000 decrease in personnel-related expenses, a $290,000 decrease in stock-based compensation expenses and a $25,000 decrease in project related expenses. The decrease in personnel-related expenses is primarily due to the restructuring activities undertaken during fiscal 2009.

During the first quarter of 2011, we entered into a Merger Agreement with GigOptix. GigOptix and Endwave currently expect to complete the Merger in the second quarter of 2011. We have limited visibility to our research and development expenses for 2011 because we are in the process of determining the structure for the combined companies.

Sales and marketing expenses

	Year Ended December 31,
	2010	2009	% Change
	(In thousands)

Sales and marketing expenses	$2,154	$2,183	(1.3)%
Percentage of revenues	12.9%	11.2%

Sales and marketing consist primarily of salaries and related expenses for sales and marketing personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.

During 2010, sales and marketing costs were comparable to the costs in 2009 primarily due to a $320,000 decrease in stock-based compensation and a $107,000 decrease in bad debt expense which were offset by a $259,000 increase in sales commissions, a $92,000 increase in marketing expenses, a $47,000 increase in travel expenses and a $29,000 increase in personnel-related expenses.

We have limited visibility to our sales and marketing expenses for 2011 because we have entered into a Merger Agreement with GigOptix and are in the process of determining the structure for the combined companies.

General and administrative expenses

	Year Ended December 31,
	2010	2009	% Change
	(In thousands)

General and administrative expenses	$3,951	$5,577	(29.2)%
Percentage of revenues	23.6%	28.6%

General and administrative consist primarily of salaries and related expenses for executive, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, and expenses related to stock-based compensation.

During 2010, general and administrative costs were $4.0 million compared to $5.6 million in 2009. The decrease in general and administrative costs was primarily due to a $846,000 decrease in personnel-related expenses and a $815,000 decrease in stock-based compensation which were partially offset by a $28,000 increase for professional fees. The decrease in personnel-related expenses is primarily due to the restructuring activities undertaken during fiscal 2009.

We have limited visibility to our sales and marketing expenses for 2011 because we have entered into a Merger Agreement with GigOptix and are in the process of determining the structure for the combined companies.

Restructuring

	Year Ended December 31,
	2010	2009	% Change
	(In thousands)

Restructuring	$49	$2,408	(98.0)%

During the first quarter of 2009, we undertook certain restructuring activities to reduce expenses. These terminations affected all areas of our operations. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with employee terminations. The net charge for these restructuring activities in the first quarter of 2009 was $1.2 million and all cash payments have been made. Of this amount, approximately $182,000 has been included in income from discontinued operations. During the first quarter of 2010, we recorded a $14,000 positive adjustment as a result of lower benefit charges in connection with our first quarter 2009 restructuring plan than were originally anticipated.

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

During the fourth quarter of 2009, we undertook certain additional restructuring activities, including the departure of a senior executive, to reduce expenses. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with employee terminations. The net charge for these restructuring activities was $1.2 million. The remaining restructuring liability of $665,000 at December 31, 2010 is expected to be substantially paid by the end of the third quarter of 2012.

During the third quarter of 2010, we undertook certain additional restructuring activities to reduce expenses. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with an employee termination. The net charge for these restructuring activities was $63,000 and all cash payments have been made.

During the first quarter of 2011, we entered into a Merger Agreement with GigOptix. Although we currently anticipate the integration of the companies to include some restructuring activities, we have not yet determined the final structure for the combined companies.

Interest and other income (expense), net

	Year Ended December 31,
	2010	2009	% Change
	(In thousands)

Interest and other income (expense), net	$(45)	$209	(121.5)%

Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and investments, the amortization of the deferred gain from the sale of our Diamond Springs, California location, which ended in June 2009, and gains and losses related to foreign currency transactions.

The decrease in interest and other income from 2009 to 2010 was primarily the result of decreased interest earned on our investments and increased interest expense for our long-term restructuring liability.

During 2010, we earned $80,000 of interest income which was offset by interest expense, banking charges and losses on foreign currency transactions. During 2009, we earned $205,000 of interest income and recognized $76,000 of other income from the amortization of the deferred gain from the sale of our Diamond Springs, California location, which was partially offset by banking charges and losses on foreign currency transactions.

Our functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency are remeasured into the functional currency at the time of the transaction. Foreign currency transaction losses consist of the remeasurement gains and losses that arise from exchange rate fluctuations related to our operations in Thailand. During 2010 and 2009, we recorded foreign currency transaction losses of $6,000 and $15,000, respectively.

Benefit for income taxes

	Year Ended December 31,
	2010	2009	% Change
	(In thousands)

Benefit for income taxes	$—	$(105)	(100.0)%

During 2009, we recorded an income tax benefit of $105,000, due to a benefit from refundable research and development tax credits in the United States. During 2010, we did not record any income tax benefit because the research and development tax credit was not refundable.

No other income tax expense (benefit) has been recorded because we have incurred operating losses that cannot be benefitted due to a full valuation allowance.

Discontinued Operations

	Year Ended December 31,
	2010	2009	% Change
	(In thousands)

Income (loss) from discontinued operations, net of tax	$—	$17,571	(100.0)%

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

Sales and marketing expenses

	Year Ended December 31,
	2009	2008	% Change
	(In thousands)

Sales and marketing expenses	$2,183	$3,446	(36.7)%
Percentage of revenues	11.2%	8.9%

During 2009, sales and marketing expenses were $2.2 million compared to $3.4 million in 2008. During 2009, we undertook certain restructuring activities to reduce expenses which resulted in a decrease of three sales and marketing employees and $498,000 in associated personnel-related expenses. In addition, during 2009 sales and marketing expenses decreased compared to 2008 due to a decrease of $250,000 for stock-based compensation expenses and a decrease of $184,000 for bad debt expenses.

General and administrative expenses

	Year Ended December 31,
	2009	2008	% Change
	(In thousands)

General and administrative expenses	$5,577	$7,531	(25.9)%
Percentage of revenues	28.6%	19.5%

During 2009, general and administrative expenses were $5.6 million compared to $7.5 million in 2008. During 2009, we undertook certain restructuring activities to reduce expenses which resulted in a decrease of ten general and administrative employees and $798,000 in associated personnel-related expenses. In addition, during 2009, general and administrative expenses decreased compared to 2008 primarily due to a decrease of $468,000 for professional fees and a decrease of $320,000 for stock-based compensation expenses.

Restructuring

	Year Ended December 31,
	2009	2008	% Change
	(In thousands)

Restructuring	$2,408	$—	100.0%

During the first quarter of 2009, we undertook certain restructuring activities to reduce expenses. These terminations affected all areas of our operations. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with employee terminations. The net charge for these restructuring activities in the first quarter of 2009 was $1.2 million and all cash payments have been made. Of this amount, approximately $182,000 has been included in income (loss) from discontinued operations.

During the second quarter of 2009, we undertook certain additional restructuring activities to reduce expenses. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with employee terminations. The net charge for these restructuring activities in the second quarter of 2009 was $243,000 and all cash payments have been made. Of this amount, approximately $39,000 has been included in income (loss) from discontinued operations.

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

Interest and other income (expense), net

	Year Ended December 31,
	2009	2008	% Change
	(In thousands)

Interest and other income (expense), net	$209	$1,242	(83.2)%

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

During 2009 and 2008, we recorded foreign currency transaction losses of $15,000 and $59,000, respectively.

Benefit for income taxes

	Year Ended December 31,
	2009	2008	% Change
	(In thousands)

Benefit for income taxes	$(105)	$(66)	59.1%

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

Liquidity and Capital Resources

At December 31, 2010, we had $7.1 million of cash and cash equivalents, $16.4 million in short-term investments, working capital of $26.6 million and no long-term or short-term debt outstanding. The following table sets forth selected consolidated statements of cash flows data for our three most recent fiscal years.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net cash provided by (used in) operating activities	$(5,523)	$(4,098)	$2,373
Net cash provided by (used in) investing activities	(6,538)	27,892	(4,072)
Net cash provided by (used in) financing activities	(35,950)	632	417
Net cash used in discontinued operations	—	(3,266)	(3,724)
Cash, cash equivalents, restricted cash, short-term and long-term investments at end of period	$23,527	$66,465	$45,948

During 2010, operating activities used $5.5 million of cash compared to $4.1 million of cash in 2009. Our net loss from continuing operations, adjusted for depreciation and other non-cash items, was a loss of $6.5 million in 2010 as compared to $7.5 million in 2009. The remaining provision of $1.0 million of cash in 2010 was primarily due to a $1.2 million decrease in inventory, a $409,000 decrease in accounts receivable and a $387,000 decrease in other assets which were partially offset by a $603,000 decrease in accrued compensation, restructuring and other current and long term liabilities and a $473,000 decrease in accrued warranty.

During 2009, operating activities used $4.1 million of cash as compared to generating $2.4 million of cash in 2008. Our net loss from continuing operations, adjusted for depreciation and other non-cash items, was a loss of $7.5 million in 2009 as compared to $375,000 in 2008. The remaining provision of $3.4 million of cash in 2009 was primarily due to a $4.7 million decrease in inventory and a $665,000 increase in accounts payable which were partially offset by a $767,000 increase in other assets, a $706,000 decrease in accrued warranty and a $462,000 increase in accounts receivable.

During 2010, investing activities used $6.5 million of cash compared to generating $27.9 million of cash in 2009. The use of cash by investing activities in 2010 was primarily due to a net $5.4 million purchase of investments and a purchase of $1.1 million of property and equipment.

During 2009, investing activities provided $27.9 million of cash compared to using $4.1 million of cash in 2008. The source of cash in 2009 was due to the $28.0 million proceeds from the sale of our Defense and Security RF module business and a $600,000 decrease in restricted cash which were partially offset by a purchase of $396,000 of property and equipment and a net $312,000 purchase of investments.

During 2010, financing activities used $36.0 million of cash primarily due to the $36.2 million preferred stock repurchase which was partially offset by $172,000 from the exercise of stock options and $129,000 from the proceeds of our stock issuance. In January 2010, we entered into a Stock Purchase Agreement with Oak Investment Partners XI, Limited Partnership, or Oak, pursuant to which we repurchased the 300,000 shares of Endwave Series B Preferred Stock held by Oak for $36.2 million, which included fees and expenses. Such shares had entitled Oak to a liquidation preference equal to its original investment of $45.0 million before any proceeds from a liquidation or sale of Endwave would have been paid to the holders of our common stock.

During 2009, financing activities provided cash of $632,000 as compared to $417,000 in 2008. During 2009, we received $331,000 from the exercise of stock options and $317,000 from the proceeds of stock issuance which was partially offset by capital lease payments.

At December 31, 2010, we had a net unrealized loss of $1,000 related to $16.4 million of investments in twenty-nine debt securities. The decrease in the value of these investments is primarily related to changes in interest rates. The investments all mature during 2011 and we believe that we have the ability and intent to hold these investments until the maturity date. Realized gains were $57,000 in 2008. Realized gains and losses were insignificant for the years ended December 31, 2010 and 2009.

We believe that our existing cash and investment balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. With the exception of operating leases discussed in the notes to the consolidated financial statements included in this report, we have not entered into any off-balance sheet financing arrangements and we have not established or invested in any variable interest entities. We have not guaranteed the debt or obligations of other entities or entered into options on non- financial assets. The following table summarizes our future cash obligations for operating leases, capital leases and purchase obligations, excluding interest, at December 31, 2010:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Contractual Obligations:
Capital lease obligations, including interest	$2	$2	$—	$—	$—
Operating lease obligations	738	443	295	—	—
Purchase obligations	1,418	1,418	—	—	—

Total	$2,158	$1,863	$295	$—	$—

We have purchase obligations to certain suppliers. In some cases the products we purchase are unique and have provisions against cancellation of the order. At December 31, 2010, we had approximately $1.4 million of purchase obligations that are due within the following 12 months.

Other Long-Term Liabilities

At December 31, 2010, we had $358,000 of other long-term liabilities consisting of a $234,000 long-term liability for restructuring and $124,000 for income taxes.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued new standards for fair value measurement and disclosures. These new standards require disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. These standards were required to be adopted in the first quarter of 2010. We adopted these standards which did not have a material impact on our consolidated financial statements.

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

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk based on changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we invest our cash primarily in investments with short maturities. As of December 31, 2010, our investments in our portfolio were classified as cash equivalents and short-term investments. The cash equivalents and short-term investments consisted primarily of United States treasury notes, United States government agency notes, United States government money market funds, Prime money market fund, corporate notes and commercial paper. Since our investments consist of cash equivalents and short-term investments, a change in interest rates would not have a material effect on our consolidated financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.

Currently, all sales to international customers are denominated in United States dollars and, accordingly, we are not exposed to foreign currency rate risks in connection with these sales. However, if the dollar were to strengthen relative to other currencies that could make our products less competitive in foreign markets and thereby lead to a decrease in revenues attributable to international customers. We currently pay a number of expenses related to our Thai personnel and office in Thai Baht. During 2010, the total payments made in Thai Baht were $904,000 and we recorded a related foreign currency transaction loss of $6,000.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Endwave Corporation:

We have audited the accompanying balance sheets of Endwave Corporation and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endwave Corporation and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Burr Pilger Mayer, Inc.

San Jose, California
February 24, 2011

ENDWAVE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$7,147	$55,158
Short-term investments	16,380	11,307
Accounts receivable, net of allowance for doubtful accounts of $18 in 2010 and $19 in 2009	2,600	3,009
Inventories	3,719	4,879
Other current assets	554	788

Total current assets	30,400	75,141
Property and equipment, net	2,048	1,796
Other assets	26	179

Total assets	$32,474	$77,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,837	$1,726
Accrued warranty	614	1,087
Accrued compensation	626	590
Restructuring liabilities, short-term	431	570
Other current liabilities	320	426

Total current liabilities	3,828	4,399
Restructuring liabilities, long-term	234	638
Other long-term liabilities	124	127

Total liabilities	4,186	5,164

Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; zero and 300,000 shares issued and outstanding in 2010 and 2009, respectively	—	43,092
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,832,684 and 9,684,756 shares issued and outstanding in 2010 and 2009, respectively	10	10
Additional paid-in capital, common stock	317,291	309,755
Accumulated other comprehensive income (loss)	(1)	15
Accumulated deficit	(289,012)	(280,920)

Total stockholders’ equity	28,288	71,952

Total liabilities and stockholders’ equity	$32,474	$77,116

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)

Revenues:
Product revenues	$16,716	$19,502	$38,593
Development fees	—	—	103

Total revenues	16,716	19,502	38,696

Costs and expenses:
Cost of product revenues*	14,002	14,791	26,227
Research and development*	4,607	5,483	6,764
Sales and marketing*	2,154	2,183	3,446
General and administrative*	3,951	5,577	7,531
Restructuring	49	2,408	—

Total costs and expenses	24,763	30,442	43,968

Loss from operations	(8,047)	(10,940)	(5,272)
Interest and other income (expense), net	(45)	209	1,242

Loss from continuing operations before benefit for income taxes	(8,092)	(10,731)	(4,030)
Benefit for income taxes	—	(105)	(66)

Loss from continuing operations	(8,092)	(10,626)	(3,964)
Income (loss) from discontinued operations, net of tax* (Note 11)	—	17,571	(10,787)

Net income (loss)	$(8,092)	$6,945	$(14,751)

Basic net loss per share from continuing operations	$(0.83)	$(1.12)	$(0.43)
Basic net income (loss) per share from discontinued operations	$—	$1.85	$(1.17)
Basic net income (loss) per share	$(0.83)	$0.73	$(1.60)
Diluted net loss per share from continuing operations	$(0.83)	$(1.12)	$(0.43)
Diluted net income (loss) per share from discontinued operations	$—	$1.85	$(1.17)
Diluted net income (loss) per share	$(0.83)	$0.73	$(1.60)
Shares used in computing basic net income (loss) per share	9,774,161	9,526,358	9,211,110
Shares used in computing diluted net income (loss) per share	9,774,161	9,526,358	9,211,110

* Includes the following amounts related to stock-based compensation:
Cost of product revenues	$(24)	$150	$385
Research and development	36	326	643
Sales and marketing	54	374	626
General and administrative	320	1,135	1,453
Income (loss) from discontinued operations, net of tax	—	355	988

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of						Accumulated
	Convertible	Convertible	Shares of		Additional		Other
	Preferred	Preferred	Common	Common	Paid-In	Treasury	Comprehensive	Accumulated
	Stock	Stock	Stock	Stock	Capital	Stock	Income (Loss)	Deficit	Total
	(In thousands, except for share data)

Balance as of December 31, 2007	300,000	$43,092	9,174,622	$9	$301,946	$(79)	$(6)	$(273,114)	$71,848
Change in unrealized gain on short-term investments	—	—	—	—	—	—	36	—	36
Foreign currency translation adjustment	—	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	—	(14,751)	(14,751)

Comprehensive loss									(14,703)
Exercise of stock options	—	—	2,748	—	5	—	—	—	5
Retirement of common stock	—	—	(39,150)	—	(79)	79	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	207,222	—	791	—	—	—	791
Stock-based compensation	—	—	—	—	4,100	—	—	—	4,100

Balance as of December 31, 2008	300,000	43,092	9,345,442	9	306,763	—	42	(287,865)	62,041
Change in unrealized gain on short-term investments	—	—	—	—	—	—	(27)	—	(27)
Net income	—	—	—	—	—	—	—	6,945	6,945

Comprehensive loss									6,918
Exercise of stock options	—	—	198,079	1	330	—	—	—	331
Issuance of common stock under employee stock purchase plan	—	—	141,235	—	317	—	—	—	317
Stock-based compensation	—	—	—	—	2,345	—	—	—	2,345

Balance as of December 31, 2009	300,000	43,092	9,684,756	10	309,755	—	15	(280,920)	71,952
Change in unrealized gain (loss) on short-term investments	—	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	—	(8,092)	(8,092)

Comprehensive loss									(8,108)
Exercise of stock options	—	—	83,538	—	172	—	—	—	172
Issuance of common stock under employee stock purchase plan	—	—	64,390	—	129	—	—	—	129
Repurchase of preferred stock	(300,000)	(43,092)	—	—	6,854	—	—	—	(36,238)
Stock-based compensation	—	—	—	—	381	—	—	—	381

Balance as of December 31, 2010	—	$—	9,832,684	$10	$317,291	$—	$(1)	$(289,012)	$28,288

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating activities:
Net income (loss)	$(8,092)	$6,945	$(14,751)
Income (loss) from discontinued operations	—	17,571	(10,787)

Loss from continuing operations, net of tax	(8,092)	(10,626)	(3,964)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	890	779	595
Stock compensation expense	386	1,985	3,107
Amortization of investments, net	307	328	(43)
Gain on the sale of land and equipment	—	—	(13)
Gain on sale of investments	—	—	(57)
Changes in operating assets and liabilities:
Accounts receivable	409	(462)	4,963
Inventories	1,155	4,724	(308)
Other assets	387	(767)	251
Accounts payable	111	665	(1,675)
Accrued warranty	(473)	(706)	(600)
Accrued compensation, restructuring and other current and long term liabilities	(603)	(18)	117

Net cash provided by (used in) operating activities	(5,523)	(4,098)	2,373

Investing activities:
Proceeds from sale of discontinued operations	—	28,000	—
Purchase of ALC Microwave, Inc., net of cash acquired	—	—	(1,027)
Change in restricted cash	—	600	(575)
Purchases of property and equipment	(1,142)	(396)	(1,295)
Proceeds from sale of property and equipment	—	—	74
Purchases of investments	(28,776)	(31,827)	(19,731)
Proceeds on sales and maturities of investments	23,380	31,515	18,482

Net cash provided by (used in) investing activities	(6,538)	27,892	(4,072)

Financing activities:
Preferred stock repurchased	(36,238)	—	—
Common stock repurchased	—	—	(356)
Payments on capital leases	(13)	(16)	(23)
Proceeds from exercises of stock options	172	331	5
Proceeds from issuance of common stock	129	317	791

Net cash provided by (used in) financing activities	(35,950)	632	417

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	12

Cash flows from discontinued operations:
Operating activities	—	(2,472)	(2,526)
Investing activities	—	(794)	(1,198)
Financing activities	—	—	—

Net cash used in discontinued operations	—	(3,266)	(3,724)

Net change in cash and cash equivalents	(48,011)	21,160	(4,994)
Cash and cash equivalents at beginning of year	55,158	33,998	38,992

Cash and cash equivalents at end of year	$7,147	$55,158	$33,998

Supplemental disclosure of cash flow information:
Non-cash transactions:
Change in unrealized gain (loss) on investments	$(16)	$(27)	$36

Capitalized stock-based compensation	$(5)	$5	$5

The accompanying notes are an integral part of these consolidated financial statements.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Endwave Corporation (“Endwave” or the “Company”) designs, manufactures and markets radio frequency (“RF”), products that enable the transmission, reception and processing of high frequency RF signals. The Company’s products consist of two key product lines, semiconductor devices and integrated transceiver modules:

•	The Company’s semiconductor product line consists of a wide variety of monolithic microwave integrated circuits (“MMICs”), including amplifiers, voltage controlled oscillators, up and down converters, variable gain amplifiers, voltage variable attenuators, fixed attenuators and filters. These types of devices are widely used in telecommunications, satellite, defense, security, instrumentation, scientific and consumer systems. While the Company has developed, produced and sold such devices for several years as components of the Company’s module products. They were first offered for sale as stand-alone products in the latter part of 2009 and they have not yet become a significant source of revenue for the Company.

•	The Company’s integrated transceiver modules combine several electronic functions into a single RF sub-system. Historically, the Company’s main customers for these products have been telecommunication network original equipment manufacturers and system integrators that utilize them in digital microwave radios. More recently the Company has identified and pursued uses for these products in additional product areas; however these alternate applications have not yet become a significant source of revenue for the Company.

On February 4, 2011, Endwave entered into an Agreement and Plan of Merger with GigOptix, Inc. (“GigOptix”), and Aerie Acquisition Corporation, a wholly-owned subsidiary of GigOptix (“Merger Subsidiary”), pursuant to which Merger Subsidiary will, subject to the satisfaction or waiver of the conditions therein, merge with and into Endwave, the separate corporate existence of Merger Subsidiary shall cease and Endwave will be the surviving corporation of the merger and a wholly-owned subsidiary of GigOptix. See additional discussion at Note 15, Subsequent Events.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

On April 30, 2009, the Company sold its Defense and Security RF module business to Microsemi Corporation (“Microsemi”). The Company’s financial statements have been presented to reflect the Defense and Security RF module business as a discontinued operation for all periods presented. See additional discussion at Note 11, Discontinued Operations.

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

Changes in the Company’s accrued warranty during the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)

Balance at January 1	$1,087	$2,439
Warranties accrued	403	690
Warranties settled or reversed	(876)	(1,314)
Warranties transferred due to sale of the Defense and Security RF module business	—	(728)

Balance at December 31	$614	$1,087

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

Cash Equivalents and Short-Term Investments

The Company invests its excess cash primarily in highly liquid investment grade investments including: United States treasury notes, United States government agency notes, corporate notes, commercial paper and money market funds. The Company’s cash, cash equivalents and short-term investments are primarily held at three United States banks. The Company’s deposits are generally in excess of federally insured amounts.

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents. Management has classified the Company’s short-term investments as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventory Valuation

Inventories are stated at the lower of standard cost (determined on a first-in, first-out basis) or market (net realizable value). Standard costs approximate average actual costs. The Company makes inventory provisions for estimated excess and obsolete inventory based on management’s assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During 2010 and 2009, the Company recorded $1.8 million and $878,000, respectively, of inventory write-offs associated with excess and obsolete material related to a rapid drop in sales of a legacy product for a major customer’s radio platform.

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

During the fourth quarter of 2008, the Company determined that indicators of potential impairment were present based on the fair value of the Company’s common stock relative to its book value, revised estimates for future revenues and the continued worsening of the global economy. As a result, the Company assessed the carrying value of acquired goodwill and intangible assets with an indefinite life for impairment. Based on the fair market value of the business and the Company’s discounted future cash flow and revenue projections, the Company recorded non-cash impairment charges of $3.0 million for goodwill and $1.1 million for intangible assets with an indefinite life. These impairment charges are included in discontinued operations.

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other than by sale, impairment losses are measured as the excess of their carrying amount over the salvage value, if any, at the time the assets cease to be used.

During the fourth quarter of 2008, the Company reviewed its long-lived assets for indicators of impairment. Based on reduced estimates of future revenues and future negative cash flow, the Company identified potential indicators of impairment. As a result, the Company compared the fair value of its long-lived assets to their carrying value. Based on the Company’s discounted future cash flow and revenue projections, the Company recorded non-cash impairment charges of $2.1 million for intangible assets with a defined useful life. The impairment charges are included in discontinued operations and represent the excess of the carrying value of these assets over their fair value.

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company sells its products primarily to telecom OEMs and other systems integrators. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and excess and obsolete inventory. Concentrations of credit risk with respect to trade accounts receivable and inventories are due to the low number of entities comprising the Company’s customer base.

For the year ended December 31, 2010, revenues from three customers each accounted for greater than 10% of total revenues and combined they accounted for 93% of the Company’s total revenues, the largest of which was Nokia Siemens Networks which accounted for 52% of the Company’s total revenues. For the year ended December 31, 2009, revenues from two customers each accounted for greater than 10% of total revenues and combined they accounted for 88% of the Company’s total revenues, the largest of which was Nokia Siemens Networks which accounted for 70% of the Company’s total revenues. For the year ended December 31, 2008, revenues from Nokia Siemens Networks accounted for 83% of total revenues and no other customer accounted for more than 10% of our total revenues. In addition, the Company has purchased significant inventory balances to support these customers.

In 2010, 2009, and 2008, 76%, 97% and 97%, respectively, of the Company’s total revenues were derived from sales invoiced and shipped to customers outside the United States.

As of December 31, 2010, two customers accounted for 58% and 28%, respectively, of the Company’s accounts receivable. As of December 31, 2009, two customers accounted for 47% and 39%, respectively, of the Company’s accounts receivable.

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

Because the Company does not own or control any of these third-party semiconductor suppliers, any change in the corporate structure or ownership of the corporations that own these foundries could have a negative effect on future relationships and the ability to negotiate favorable supply agreements.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company outsources the assembly and testing of most of its products to a Thailand facility of HANA Microelectronics Co., Ltd., (“HANA”) a contract manufacturer. The Company plans to continue this arrangement as a key element of its operating strategy. If HANA does not provide the Company with high quality products and services in a timely manner, or terminates its relationship with the Company, the Company may be unable to obtain a satisfactory replacement to fulfill customer orders on a timely basis. In the event of an interruption of supply from HANA, sales of the Company’s products could be delayed or lost and the Company’s reputation could be harmed. The Company’s manufacturing agreement with HANA currently expires in October 2011 but will renew automatically for successive one-year periods unless either party notifies the other of its desire to terminate the agreement at least one year prior to the expiration of the term. In addition, either party may terminate the agreement without cause upon 365 days prior written notice to the other party, and either party may terminate the agreement if the non-terminating party is in material breach and does not cure the breach within 30 days after notice of the breach is given by the terminating party. There can be no guarantee that HANA will not seek to terminate its agreement with the Company.

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

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Investments:
Commercial paper	$4,248	$—	$—	$4,248
United States government agencies	11,822	2	(3)	11,821
Corporate securities	311	—	—	311

Total	$16,381	$2	$(3)	$16,380

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Investments:
Commercial paper	$799	$—	$—	$799
United States government agencies	8,759	5	(2)	8,762
Corporate securities	1,734	12	—	1,746

Total	$11,292	$17	$(2)	$11,307

At December 31, 2010, the Company had $16.4 million of short-term investments with maturities of less than one year and no long-term investments.

At December 31, 2010, the Company had unrealized losses of $3,000 related to $8.3 million of investments in United States government agencies securities. These securities were in an unrealized loss position for a period of less than one year.

The investments mature through 2011 and the Company believes that it has the ability and intent to hold these investments until the maturity date. Realized gains were $57,000 for the year ended December 31, 2008. Realized gains and losses were insignificant for the years ended December 31, 2010 and 2009.

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

Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

		Quoted Prices in
	Balance as of	Active Markets of	Significant Other
	December 31,	Identical Assets	Observable Inputs
	2010	(Level 1)	(Level 2)

Assets:
Cash equivalents:
Money market funds	$2,911	$2,911	$—
Commercial paper	2,454	—	2,454
Corporate bond	250	—	250
Short-term investments:
Commercial paper	4,248	—	4,248
United States government agencies	11,821	—	11,821
Corporate securities	311	—	311

Total	$21,995	$2,911	$19,084

Liabilities:	$—	$—	$—

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

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of December 31, 2010, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

For the years ended December 31, 2010 and 2009, the Company did not have any significant transfers of investments between Level 1 and Level 2.

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31,
	2010	2009

Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	$—	$—
Unrealized gain (loss) on investments	(1)	15

Total	$(1)	$15

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include convertible preferred stock, warrants to purchase convertible preferred stock, stock options to purchase common stock, unvested restricted stock units and shares to be purchased in connection with the Company’s employee stock purchase plan.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anitdilutive:

	Year Ended December 31,
	2010	2009	2008

Convertible preferred stock	—	3,000,000	3,000,000
Stock options to purchase common stock	1,228,187	1,010,561	3,008,917
Unvested restricted stock units	204,800	—	—
Warrant to purchase convertible preferred stock	—	—	900,000
Shares issuable under the employee stock purchase plan	30,012	46,113	128,589

In 2010, 2009 and 2008, basic and diluted net loss per share is the same due to the Company’s loss from continuing operations.

Advertising Costs

The Company expenses all advertising costs as incurred and the amounts were not material for any of the periods presented.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new standards for fair value measurement and disclosures. These new standards require disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity. For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis. Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques. These standards were required to be adopted in the first quarter of 2010. The Company adopted these standards which did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued new standards which amend the subsequent event disclosure requirements for public company filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. These standards were effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	Inventories

Inventories comprised the following at December 31 (in thousands):

	2010	2009

Raw materials	$3,221	$4,046
Work in process	149	292
Finished goods	349	541

Total	$3,719	$4,879

During 2010 and 2009, the Company recorded $1.8 million and $878,000, respectively, of inventory write-offs associated with excess and obsolete material related to a rapid drop in sales of a legacy product for a major customer’s radio platform.

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

Subsequent to Allgon’s default on the note receivable, the Company filed a complaint alleging that Allgon’s parent company, Advantech Advanced Microwave Technologies Inc. of Montreal, Canada (“Advantech”), had breached its contractual obligations with the Company and owes the Company $994,500, including the note receivable, purchased inventory and authorized and accepted purchase orders resulting in shippable finished goods. See additional discussion at Note 10, Commitments and Contingencies.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2010	2009

Machinery and equipment	$9,276	$8,135
Software	1,065	1,064
Leasehold improvements	605	605

	10,946	9,804
Less accumulated depreciation	(8,898)	(8,008)

Property and equipment, net	$2,048	$1,796

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

During the second quarter of 2004, the Company finalized the sale of its land and buildings located in Diamond Springs, California. The Company received $4.3 million for the land and buildings, net of related closing costs and legal fees. The net book value of the property on the date of sale was $3.5 million. At the time of the closing, the Company entered into a five-year operating lease with the new owner for one of the buildings. As a result of the sale-leaseback transaction, the Company recognized a gain of $770,000 on a straight-line basis over the term of the lease, which expired in June 2009. Deferred gain recognized on the sale-leaseback was approximately $76,000 and $154,000 for the years ended December 31, 2009 and 2008, respectively, and is included in interest and other income, net in the consolidated statements of operations. There was no such deferred gain in 2010.

At December 31, 2010, the Company had $36,000 of capital leased equipment with an accumulated depreciation of $34,000, which is included in machinery and equipment. At December 31, 2009, the Company had $36,000 of capital leased equipment with an accumulated depreciation of $25,000, which is included in machinery and equipment.

6.	Segment Disclosures

The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end users may be located elsewhere. The Company’s total revenues by billing location for the years ended December 31 were as follows (in thousands):

	2010		2009		2008

United States	$4,015	24.0%	$605	3.1%	$1,064	2.7%
Finland	10	0.1%	9,997	51.3%	31,266	80.8%
Germany	8,451	50.6%	3,567	18.3%	—	0.0%
Hungary	855	5.1%	1,595	8.2%	1,223	3.2%
Slovakia	2,908	17.4%	3,478	17.8%	3,288	8.5%
Rest of the world	477	2.8%	260	1.3%	1,845	4.8%

Total	$16,716	100.0%	$19,502	100.0%	$38,686	100.0%

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2010, revenues from three customers each accounted for greater than 10% of total revenues and combined they accounted for 93% of the Company’s total revenues, the largest of which was Nokia Siemens Networks which accounted for 52% of the Company’s total revenues. For the year ended December 31, 2009, revenues from two customers each accounted for greater than 10% of total revenues and combined they accounted for 88% of the Company’s total revenues, the largest of which was Nokia Siemens Networks which accounted for 70% of the Company’s total revenues. For the year ended December 31, 2008, revenues from Nokia Siemens Networks accounted for 83% of total revenues and no other customer accounted for more than 10% of our total revenues. In addition, the Company has purchased significant inventory balances to support these customers.

At December 31, 2010, 45% and 55% of the Company’s net book value of its long-lived assets were located in the United States of America and Thailand, respectively. At December 31, 2009, 70% and 30% of the Company’s net book value of its long-lived assets were located in the United States of America and Thailand, respectively

7.	Stock-Based Compensation

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

The exchange of original options for new options was treated as a modification of the original options. As such, the Company will continue to incur compensation cost for the incremental difference between the fair value of the new options and the fair value of the original options immediately before modification, reflecting the current facts and circumstances on the modification date, over the expected term of the new options. Since the incremental difference between the fair value of the new options and the fair value of the original options immediately before modification was immaterial, the $661,000 value of the options is primarily due to the carry-forward value of the old options into the new options.

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

The exchange of original options for new options was treated as a modification of the original options, As such, the Company will continue to incur compensation cost for the incremental difference between the fair value of the

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

new options and the fair value of the original options immediately before modification, reflecting the current facts and circumstances on the modification date, over the expected term of the new options. The incremental value related to the Exchange Offer was $607,000 prior to forfeitures.

Stock Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.

The effect of recording stock-based compensation for the years ended December 31 was as follows (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008

Stock-based compensation expense by type of award:
Employee stock options and restricted stock units	$511	$2,166	$3,434
Employee stock purchase plan	(130)	179	666
Amounts capitalized into inventory during the year	(6)	(46)	(65)
Amounts capitalized as inventory and expensed	11	41	60

Total stock-based compensation	386	2,340	4,095
Tax effect on stock-based compensation	—	—	—

Total stock-based compensation expense	$386	$2,340	$4,095

Impact on basic and diluted net income (loss) per share	$(0.04)	$(0.25)	$(0.44)

For the compensation cost in connection with the Company’s employee stock purchase plan for the year ended December 31, 2010, the Company recognized a benefit of $130,000 due to actual contributions being less than expected contributions for the offering period due to forfeitures.

During the year ended December 31, 2010, the Company granted options to purchase 387,900 shares of its common stock with an estimated total grant date fair value of $564,000. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $94,000.

During the year ended December 31, 2010, the Company granted restricted stock units to purchase 218,000 shares of its common stock with an estimated total grant date fair value of $583,000. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $65,000. The Company did not grant restricted stock units during the years ended December 31, 2009 and 2008.

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2010, the unrecorded stock-based compensation balance related to all stock options was $392,000, net of estimated forfeitures, and will be recognized over an estimated weighted-average employee service period of 1.3 years. As of December 31, 2010, the unrecorded stock-based compensation balance related to all restricted stock units was $290,000, net of estimated forfeitures, and will be recognized over an estimated weighted-average employee service period of 1.1 years. As of December 31, 2010, the unrecorded deferred stock-based compensation balance related to the stock purchase plan was $97,000 and will be recognized over an estimated weighted average employee service period of 0.5 years.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008

Stock Option Plans
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	69%	70%	70%
Risk free interest rate	0.51 - 2.43%	1.43 - 2.53%	1.80 - 3.39%
Expected life of options in years	4.6 years	4.1 years	3.6 years

The fair value of shares under the employee stock purchase plan is estimated using the Black-Scholes valuation model and the graded-vesting method with the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008

Employee Stock Purchase Plan
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	51%	51%	51%
Risk free interest rate	0.18 - 1.06%	0.16 - 0.95%	1.61 - 4.74%
Expected life of options in years	1.2 years	1.2 years	1.1 - 1.2 years

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant date fair value for options granted during 2010, 2009, and 2008 was $1.45, $1.16, and $2.77, per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, 2008 was $55,000, $145,000, $7,000, respectively.

The weighted average grant date fair value of purchase rights granted under the employee stock purchase plan during the year was $0.72, $0.59, $1.17, for 2010, 2009, and 2008, respectively.

8.	Stockholders’ Equity

Preferred Stock and Warrant Purchase Agreement

The Company had 5,000,000 shares of convertible preferred stock authorized as of December 31, 2010 and 2009.

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

Common Stock

At December 31, 2010, the Company had reserved 4,574,072 shares of common stock for issuance in connection with its stock option plans, and 446,473 shares in connection with its employee stock purchase plan.

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

During 2010, there were 64,390 shares issued under the Purchase Plan at a weighted average price of $2.01 per share. During 2009, there were 141,235 shares issued under the Purchase Plan at a weighted average price of $2.25 per share. During 2008, there were 207,222 shares issued under the Purchase Plan at a weighted average price of $3.82 per share.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

The Company’s 2000 Stock Option Plan (the “2000 Plan”) was adopted in March 2000, amended in July 2000, and in July 2007 was succeeded by the 2007 Equity Incentive Plan. All shares reserved for issuance under the 2000 Plan were carried over into the 2007 Plan.

The Company’s 2007 Equity Incentive Plan (the “2007 Plan”) was adopted in July 2007 as the successor and continuation of the 2000 Plan and provides for the issuance of options to purchase common stock to directors, employees, and consultants. The 2007 Plan provides for annual reserve increases to the number of authorized shares beginning January 1, 2008 through January 1, 2012. Under the 2007 Plan, incentive stock options are granted under the plan at exercise prices not less than fair value and non-statutory stock options are granted at an exercise price not less than 85% of the fair value on the date of grant, as determined by the closing sales price of the Company’s common stock. Options granted under the 2007 Plan generally have a ten-year term. Options vest and become exercisable as specified in each individual’s option agreement, generally over a two to four year period. Subject to approval by the Company’s board of directors, options may be exercised early; however, in such event the unvested shares are subject to a repurchase option by the Company upon termination of the individual’s employment or services. As of December 31, 2010, the 2007 Plan provides for the issuance of up to 1,432,987 shares of common stock to directors, employees and consultants upon the exercise of options outstanding.

The Company’s 2000 Non-Employee Directors’ Stock Option Plan (“Director Plan”) was adopted in October 2000 and terminated in October 2010, such that no further options could be granted thereunder. No options remain outstanding in the 2000 Director Plan.

The Company granted restricted stock units to non-employee directors to purchase 30,000 shares of the Company’s common stock under the 2007 Plan for the year ended December 31, 2010.

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity under the equity incentive plans for the indicated periods:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)

Outstanding at December 31, 2007	2,465,436	1.91
Options granted	1,025,821	6.44
Options exercised	(2,748)	1.90
Options cancelled	(479,592)	23.66

Outstanding at December 31, 2008	3,008,917	9.23
Options granted	1,082,924	2.21
Options exercised	(198,079)	1.67
Options cancelled	(2,883,201)	9.54

Outstanding at December 31, 2009	1,010,561	2.31
Options granted	387,900	2.61
Options exercised	(83,538)	2.06
Options cancelled	(86,736)	2.81

Outstanding at December 31, 2010	1,228,187	$2.39	6.88	$155

Options vested and exercisable and expected to be exercisable at December 31, 2010	1,172,967	$2.39	6.77	$151
Options vested and exercisable at December 31, 2010	681,146	$2.35	5.23	$110

The following table summarizes information concerning outstanding and exercisable options:

				Options Vested and
				Exercisable
				At December 31,
	Options Outstanding at December 31, 2010			2010
			Weighted-
		Weighted-	Average
		Average	Remaining		Weighted-
		Exercise	Contractual		Average
Range of Exercise Price	Shares	Price	Life	Shares	Exercise Price

$0.76 - $1.21	11,183	$1.13	2.00	11,183	$1.13
$1.81 - $1.81	271,026	$1.81	5.46	175,036	$1.81
$1.93 - $2.32	129,209	$2.19	7.39	42,602	$1.93
$2.40 - $2.40	43,000	$2.40	8.58	15,937	$2.40
$2.53 - $2.53	453,269	$2.53	6.15	342,825	$2.53
$2.55 - $2.55	30,300	$2.55	8.34	30,112	$2.55
$2.65 - $2.65	252,444	$2.65	9.04	48,480	$2.65
$2.92 - $13.23	37,756	$4.00	7.92	14,971	$5.10

	1,228,187	$2.39	6.88	681,146	$2.35

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restricted stock unit activity for the indicated periods:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value
				(In thousands)

Outstanding at December 31, 2009	—	$0.00
Awarded	218,000	2.67
Released	—	0.00
Forfeited	(13,200)	2.61

Outstanding at December 31, 2010	204,800	$2.68	0.68	$467

At December 31, 2010, the Company had 193,765 restricted stock units vested and expected to vest with a weighted average remaining contractual term of 0.67 years and an aggregate intrinsic value of $442,000.

At December 31, 2010, the Company had 4,574,072 options available for grant under its stock option plans. For the year ended December 31, 2010, 62 options expired.

At December 31, 2009 and 2008, options to purchase 439,125 and 1,585,385 shares of common stock were exercisable at weighted average exercise prices of $2.24 and $9.77 per share, respectively.

9.	Restructuring

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

During the fourth quarter of 2009, the Company undertook certain additional restructuring activities, including the departure of a senior executive, to reduce expenses. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with employee terminations. The net charge for these restructuring activities was $1.2 million. The remaining restructuring liability of $665,000 at December 31, 2010 is expected to be substantially paid by the end of the third quarter of 2012.

During the third quarter of 2010, the Company undertook certain additional restructuring activities to reduce expenses. The components of the restructuring charge included severance, benefits, payroll taxes and other costs associated with an employee termination. The net charge for these restructuring activities was $63,000 and all cash payments have been made.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in all of the Company’s restructuring liabilities discussed are summarized as follows (in thousands):

	2010	2009
	(In thousands)

Balance at January 1	$1,208	$—
Restructuring charge	63	2,705
Cash payments	(638)	(1,421)
Imputed interest	46	—
Restructuring charge adjustment	(14)	(76)

Balance at December 31	$665	$1,208

At December 31, 2010, $431,000 and $234,000 of accrued restructuring charges are included in current liabilities and long-term liabilities, respectively, on the consolidated balance sheet. At December 31, 2009, $570,000 and $638,000 of accrued restructuring charges are included in current liabilities and long-term liabilities, respectively, on the consolidated balance sheet. The restructuring liability related to a senior executive was recorded at its fair value based on an assumed interest rate of 5.0%, which represents the current market rate of interest at which the Company could borrow, due to the long-term nature of the liability.

The Company will recognize interest expense associated with amortizing the $77,000 discount on this liability over the 30 month term of the restructuring payout. During the year ended December 31, 2010, the Company recognized interest expense of $46,000. The amount related to 2009 was insignificant.

The Company’s restructuring estimates will be reviewed and revised quarterly and may result in an increase or decrease to restructuring charges. During the first quarter of 2010, the Company recorded a $14,000 positive adjustment as a result of lower benefit charges in connection with the first quarter 2009 restructuring plan than were originally anticipated.

10.	Commitments and Contingencies

Commitments

The Company leases its office, manufacturing and design facilities in San Jose, California, Chiang Mai, Thailand, Salem, New Hampshire and Folsom, California under non-cancelable lease agreements, which expire in various periods through November 2013. Rent expense under the operating leases was approximately $675,000, $692,000 and $616,000 for the years ended December 31, 2010, 2009 and 2008 respectively.

Future annual minimum lease payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2010 are as follows (in thousands):

Years Ending December 31,

2011	$443
2012	178
2013	117

Total	$738

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future annual minimum lease payments under non-cancelable capital leases as of December 31, 2010 are as follows (in thousands):

Years Ending December 31,

2011	$2
Less amount representing interest	—

Present value of future minimum lease payments	2
Less current portion	2

Long-term portion	$—

The amounts due under capital leases are included in other current and long-term liabilities on the consolidated balance sheet.

Purchase Obligations

The Company has purchase obligations to certain suppliers. In some cases the products the Company purchases are unique and have provisions against cancellation of the order. At December 31, 2010, the Company had approximately $1.4 million of purchase obligations which are due within the following 12 months. This amount does not include contractual obligations recorded on the consolidated balance sheets as liabilities.

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

11.	Discontinued Operations

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

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classified the results of the Defense and Security RF module business as a discontinued operation in the Company’s consolidated statements of operations for all periods presented. The results of operations for the Defense and Security RF module business classified as discontinued operations are as follows (in thousands):

	2009	2008

Revenues of discontinued operations	$5,313	$19,558

Loss from discontinued operations	(2,028)	(10,787)
Gain on sale of discontinued operations, net of tax	19,599	—

Net income (loss) from discontinued operations, net of tax	$17,571	$(10,787)

The $19.6 million gain on sale of discontinued operations, net of tax, included the following: $28.0 million of cash received from Microsemi offset by $647,000 of deal fees, $9.1 million of assets transferred to Microsemi and $1.3 million of liabilities assumed by Microsemi.

12.	Income Taxes

Consolidated loss before income tax expense (benefit) includes non-U.S. loss of approximately $904,000, $804,000 and $853,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company recorded a current tax benefit of $0, $105,000 and $66,000 for year ended December 31, 2010, 2009 and 2008, respectively.

	Years Ended December 31,
	2010	2009	2008

Current income tax expense (benefit):
Federal	$—	$(105)	$(57)
State	—	—	(9)

	—	(105)	(66)

Deferred income tax expense (benefit):
Federal	—	—	—
State	—	—	—

	$—	$(105)	$(66)

As of December 31, 2010, the Company had a federal net operating loss carryforward of approximately $205.6 million. The Company also had federal research and development tax credit carryforwards of approximately $2.2 million. These net operating loss and credit carryforwards are currently expiring and will continue to do so through 2030, if not utilized.

As of December 31, 2010, the Company had a state net operating loss carryforward of approximately $82.2 million. The net operating losses will begin expiring in 2012, if not utilized. The Company also has state research and development tax credit carryforwards and miscellaneous credit carryforwards of approximately $2.4 million. The credits will carryforward indefinitely, if not utilized.

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

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$67,593	$65,302
Net research credit	1,826	1,830
Other	6,437	7,422

Total deferred tax assets	75,856	74,554
Valuation allowance for deferred tax assets	(75,856)	(74,554)

Net deferred tax assets (liabilities)	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $1.3 million during 2010, decreased by $7.9 million during 2009 and increased by $3.9 million during 2008, respectively.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account. Therefore, these amounts are no longer included in our gross or net deferred tax assets. The benefit of these stock options will only be recorded to equity when they reduce cash taxes payable. As of December 31, 2010, the Company had federal and state net operating loss carryforwards being accounted for in this memo account of $22.4 million.

The Company’s income tax expense (benefit) differed from the amount computed by applying the statutory U.S. federal income tax rate to the loss before income taxes as follows (in thousands):

	2010	2009	2008
	(In thousands)

Expense (benefit) from income taxes at statutory rate	$(2,834)	$2,394	$(5,186)
State taxes	—	—	(9)
Losses for which no benefit is taken	2,920	1,380	3,757
Non-deductible stock compensation	—	68	295
Sale of discontinued operation	—	(3,646)	—
Goodwill impairment	—	—	1,045
Other	(86)	(301)	32

Total	$—	$(105)	$(66)

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate changes in the balance of gross unrecognized tax benefits during the year were as follows (in thousands):

Total
(In
thousands)

Balance at December 31, 2007	$2,617
Increases related to current year tax positions	54
Increases related to prior year tax positions	37
Decreases related to prior year tax positions	—

Balance at December 31, 2008	2,708
Increases related to current year tax positions	95
Increases related to prior year tax positions	34
Decreases related to prior year tax positions	(330)

Balance at December 31, 2009	2,507
Increases related to current year tax positions	64
Increases related to prior year tax positions	17
Decreases related to prior year tax positions	(67)

Balance at December 31, 2010	$2,521

If the ending balance of $2.5 million of unrecognized tax benefits at December 31, 2010 were recognized, approximately $124,000 would affect the effective income tax rate. In accordance with the Company’s accounting policy, it recognizes interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010, the Company had no accrued interest and/or penalties. The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state income tax returns. Tax years 1994 through 2010 remain subject to examination by the appropriate government agencies due to tax loss carryovers from those years.

13.	401(k) Plan

Substantially all U.S. regular employees of the Company meeting certain service requirements are eligible to participate in the Company’s 401(k) employee retirement plan. Employee contributions are limited to the maximum amount allowed under the Internal Revenue Code. The Company may match contributions based upon a percentage of employee contributions up to a maximum of 4% of employee compensation. Company contributions under these plans were $0, $71,000 and $281,000 for 2010, 2009 and 2008, respectively. During 2009, the Company suspended its match of contributions.

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2010:
Total revenues	$4,834	$3,753	$4,058	$4,071
Cost of product revenues	3,391	4,036	3,169	3,406
Net loss(1)	(1,283)	(2,814)	(1,999)	(1,996)
Basic and diluted net loss per share(1)	$(0.13)	$(0.29)	$(0.20)	$(0.20)
2009:
Total revenues	$7,242	$5,580	$3,126	$3,554
Cost of product revenues	4,819	4,237	2,369	3,366
Loss from continuing operations(2)	(2,593)	(1,957)	(2,634)	(3,442)
Income (loss) from discontinued operations	(1,067)	18,597	41	—
Net income (loss)(2)	(3,660)	16,640	(2,593)	(3,442)
Basic and diluted net income (loss) per share(2)	$(0.39)	$1.76	$(0.27)	$(0.36)

(1)	During the first and second quarters of 2010, the Company incurred $300,000 and $1.5 million, respectively, of inventory write-offs associated with excess and obsolete material related to a rapid drop in sales of a legacy product for a major customer’s radio platform.

(2)	During the fourth quarter of 2009, the Company incurred $878,000 of inventory write-offs associated with excess and obsolete material related to a rapid drop in sales of a legacy product for a major customer’s radio platform.

15.	Subsequent Events

Proposed Merger with GigOptix

On February 4, 2011, Endwave entered into an Agreement and Plan of Merger with GigOptix and Aerie Acquisition Corporation, a wholly-owned subsidiary of GigOptix, pursuant to which Merger Subsidiary will, subject to the satisfaction or waiver of the conditions therein, merge with and into Endwave, the separate corporate existence of Merger Subsidiary shall cease and Endwave will be the surviving corporation of the merger and a wholly-owned subsidiary of GigOptix. This agreement is referred to as the Merger Agreement and the proposed merger contemplated by the Merger Agreement as the Merger.

Upon the consummation of the Merger, (i) the outstanding shares of Endwave common stock will be converted into the right to receive an aggregate number of shares of GigOptix common stock equal to the product of (.425/.575) and the number of shares of GigOptix common stock outstanding immediately prior to consummation of the Merger, less 42.5% of the shares described in clause (ii) of this sentence and (ii) in-the-money options to acquire Endwave common stock outstanding immediately prior to the consummation of the Merger will be converted into that number of shares of GigOptix common stock determined by dividing the spread value of such options at closing by the closing price of GigOptix’s common stock on the trading day prior to closing, such that following the Merger, the pre-Merger holders of common stock and restricted stock units will own that number of shares equal to 42.5% of the outstanding stock of the combined company, less 42.5% of the shares issued in respect of Endwave stock options.

The Merger Agreement includes customary representations, warranties and covenants of Endwave and GigOptix. Endwave has agreed to conduct its operations and the operations of its subsidiaries according to its ordinary and usual course of business consistent with past practice until the effective time of the Merger. The

ENDWAVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merger Agreement contains customary “no-solicitation” covenants pursuant to which neither Endwave nor GigOptix is permitted to solicit any alternative acquisition proposals, provide any information to any person in connection with any alternative acquisition proposal, participate in any discussions or negotiations relating to any alternative acquisition proposal, approve, endorse or recommend any alternative acquisition proposal, or enter into any agreement relating to any alternative acquisition proposal. The “no-solicitation” provision is subject to certain exceptions that permit the Board of Directors of each of Endwave and GigOptix, as the case may be, to comply with their respective fiduciary duties, which, under certain circumstances, would enable Endwave or GigOptix, as the case may be, to provide information to, and engage in discussions or negotiations with, third parties with respect to alternative acquisition proposals.

The Merger Agreement contains certain termination rights for both Endwave and GigOptix and further provides that, upon termination of the Merger Agreement under certain circumstances, Endwave may be obligated to pay GigOptix a termination fee of $1,000,000 plus certain reasonable documented expenses of GigOptix.

The Merger which is subject to regulatory approvals as well as approvals by the stockholders of Endwave is not expected to close before the second quarter of 2011.

2011 Restructuring

During the first quarter of 2011, the Company will undertake certain restructuring activities to reduce expenses. The Company announced its plan to terminate the employment of a total of 14 employees and is closing its facilities in Salem, New Hampshire and Folsom, California in order to reduce the Company’s cost structure. These terminations will affect all areas of the Company’s operations. The components of the expected restructuring charge include facilities, severance, benefits, payroll taxes, acceleration of certain stock awards for the affected personnel, and other costs associated with these activities. The Company is expected to incur cash charges of approximately $700,000 and the payments are expected to be substantially completed by the end of the second quarter of 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

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

Our directors and executive officers, their ages as of January 31, 2011 and their positions with us, as well as certain biographical information of these individuals, are as follows:

Name	Age	Position

John J. Mikulsky	65	Chief Executive Officer, President and Director
Curt P. Sacks	40	Chief Financial Officer, Senior Vice President and Secretary
Steven F. Layton	56	Senior Vice President of Sales and Marketing
Daniel P. Teuthorn	47	Senior Vice President of Product Development and Operations
Joseph J. Lazzara(1)(2)(3)	59	Director
John F. McGrath, Jr.(1)(2)(3)	46	Director
Wade Meyercord(1)(2)(3)	70	Chairman of the Board of Directors

(1)	Member of the Audit Committee

(2)	Member of the Nominating and Governance Committee

(3)	Member of the Compensation Committee

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

John J. Mikulsky has served as our President and Chief Executive Officer since December 1, 2009. From August 2005 until November 2009, Mr. Mikulsky served as our Chief Operating Officer and Executive Vice President. From May 2001 until August 2005, Mr. Mikulsky served as our Chief Marketing Officer and Executive Vice President, Marketing and Business Development. From May 1996 until April 2001, Mr. Mikulsky served as our Vice President of Product Development. From 1993 until 1996, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, a provider of analytical services to the semiconductor and disk drive industries. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for its Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an S.M. in Management from the Sloan School at the Massachusetts Institute of Technology. We believe Mr. Mikulsky’s extensive industry knowledge and experience, including his nearly 14 years at Endwave as a Vice President and an Officer, in both technical and leadership roles, qualify him to sit on our Board of Directors.

Curt P. Sacks has served as Chief Financial Officer since June 2009. Prior to that, he served as Vice President of Finance and Corporate Controller since February 2006. He joined the company in 2004 as Corporate Controller, after serving in this capacity for two successive companies — first, for Com21, Inc., a manufacturer of system solutions for the broadband access market; and next with Finisar, Inc., a manufacturer of high-speed communication equipment for data and storage. Prior to 1998, Mr. Sacks worked in corporate finance at 3Com Corporation and as an auditor for Deloitte & Touche LLP. Mr. Sacks is a C.P.A. (inactive) in California with a B.A. in Business-Economics from the University of California, Los Angeles.

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

Daniel P. Teuthorn has served as Senior Vice President of Product Development & Operations, reporting to John Mikulsky, CEO since December 2009. On the technology side, Mr. Teuthorn is responsible for setting the technology strategy, product roadmap, and the overall management of the Endwave product development and advanced device design teams. On the operations side, Mr. Teuthorn is responsible for Endwave’s order fulfillment, inventory, supplier management, and quality assurance activities. Since joining Endwave in 1994, Mr. Teuthorn has progressed in his responsibilities, holding Engineering Manager, Director of Engineering and Vice President of Engineering positions. Prior to Endwave, from 1989 to 1994, Mr. Teuthorn was the Senior Microwave Engineer responsible for the YIG oscillator product line at Ferretec Inc. Mr. Teuthorn began his career at Litton Solid State in the position of Microwave Engineer from 1986 to 1989. Mr. Teuthorn holds a B.S. in electrical engineering from the University of California, Davis, an M.S. in electrical engineering from Santa Clara University, and M.B.A. degrees from the Haas School of Business at the University of California, Berkeley, and the Columbia Business School at Columbia University.

Joseph J. Lazzara has served as a director of Endwave since February 2004. From September 2006 to March 2008, Mr. Lazzara served as the Vice Chairman and a director of Omron Scientific Technologies, Inc. (formerly Scientific Technologies, Inc. (NASDAQ: STIZ)), a manufacturer of factory automation sensors and machine safeguarding products acquired by Omron Corporation in September 2006. Prior to the acquisition of Scientific Technologies, Mr. Lazzara served as President and Chief Executive Officer between 1993 and 2006, as the President of Scientific Technologies between 1989 and 1993 and as the Treasurer and a director of Scientific Technologies between 1984 and 2006. Mr. Lazzara also served as a Vice President of Scientific Technologies between September 1984 and June 1989. Since 2006, Mr. Lazzara also serves as the Vice Chairman and Director of Automation Products Group, Inc., a privately held manufacturer of automation sensors. He also served as Treasurer and a director of Scientific Technologies’ parent company, Scientific Technology Incorporated, from 1981 and 2006. Prior to 1981, Mr. Lazzara was employed by Hewlett-Packard Company, a global technology solutions provider, in Process and Engineering Management. Mr. Lazzara received a B.S. in Engineering from Purdue University and an M.B.A. from Santa Clara University. We believe that Mr. Lazzara’s extensive business expertise, both as the Chief Executive Officer and Board Member of a publicly traded company as well as his technical background qualify him to sit on our Board of Directors.

John F. McGrath, Jr. has served as a director of Endwave since January 2005. Mr. McGrath is the Chief Investment Officer at Kleiner Perkins Caufield & Byers (“KPCB”), a leading venture capital firm. Prior to KPCB, Mr. McGrath served as Vice President and Chief Financial Officer for Network Equipment Technologies, Inc., a position he held from 2001 to 2009. Prior experience includes Vice President of Finance for Aspect Communications, Director of Finance for TCSI Corporation, and Manager in the High Technology and Manufacturing practice at Ernst & Young. Mr. McGrath is registered C.P.A. (inactive) in the State of California and holds a B.S. in Accounting from the University of Wyoming and an M.B.A. from the Stanford Graduate School of Business. Mr. McGrath has previously served on the board of the Presidio Fund, a publicly traded mutual fund, and also served as Audit Committee Chairman on the board of Actel Corporation. We believe that Mr. McGrath’s financial expertise working as the Chief Financial Officer of a publicly traded company, his service as the Audit Committee Chair of another company and his background as a C.P.A. qualify him to sit on our Board of Directors.

Wade Meyercord has served as a director of Endwave since March 2004. From 1987 to present, Mr. Meyercord has served as President of Meyercord and Associates, a consulting firm specializing in board of directors and executive compensation. From 1999 to 2002, Mr. Meyercord served as Senior Vice President and Chief Financial Officer of RioPort.com, Inc., a company that delivered an integrated, secure platform for acquiring, managing and experiencing music and spoken audio programming from the Internet. RioPort was acquired by another private company in 2002. From 1998 to 1999, Mr. Meyercord served as Senior Vice President, e-commerce of Diamond Multimedia. Prior to 1998, Mr. Meyercord held various executive level positions with Read-Rite Corporation, Memorex Corporation and IBM Corporation. Mr. Meyercord received a B.S. in mechanical engineering from

Purdue University and an M.B.A. in engineering administration from Syracuse University. Mr. Meyercord serves as a member of the Board of Directors of Microchip Technology Inc. Mr. Meyercord also has served as a member on the Board of Directors of Magma Design Automation and California Micro Devices, which was acquired by ON Semiconductor in 2010. We believe that Mr. Meyercord’s extensive business expertise, both as a key executive with a number of large technology companies and as a Chief Financial Officer qualify him to sit on our Board of Directors.

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

We have a staggered Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control of our management. For purposes of determining their term of office, directors are divided into three classes, with the term of office of the Class I directors to expire at our 2013 annual meeting of stockholders, the term of office of the Class II directors to expire at our 2011 annual meeting of stockholders and the term of office of the Class III directors to expire at our 2012 annual meeting of stockholders. Class I consists of Mr. Lazzara; Class II consists of Messrs. Meyercord and McGrath; and Class III consists of Mr. Mikulsky. Directors elected to succeed those directors whose terms expire will be elected to a three-year term of office. All directors hold office until the next annual meeting of stockholders in the year in which their terms expire and until their successors have been duly elected and qualified.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations, no other reports were required. During the fiscal year ended December 31, 2010, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

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

Audit Committee

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 to oversee our corporate accounting and financial reporting processes and audits of our financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of our independent registered public accounting firm; determines and approves the engagement of our independent registered public accounting firm; determines whether to retain or terminate our existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of our independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by law; confers with management and our independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm, including reviewing our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Audit Committee is composed of three non-employee directors: Messrs. Lazzara, McGrath (Chairman) and Meyercord. The Audit Committee has adopted a written charter that is available to stockholders on our website at www.endwave.com.

The Board of Directors annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). The Board of Directors has also determined that each of Messrs. Lazzara, McGrath and Meyercord qualifies as an “audit committee financial expert,” as defined in applicable rules promulgated by the Securities and Exchange Commission, or the SEC. The Board made a qualitative assessment of each of Messrs. Lazzara, McGrath, and Meyercord’s level of knowledge and experience based on a number of factors, including their respective formal education and financial experience for public reporting companies.

Compensation Committee

The Compensation Committee of our Board of Directors reviews and approves our overall compensation strategy and policies. The Compensation Committee reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management; reviews and approves the compensation and other terms of employment of our Chief Executive Officer; reviews and approves the compensation and other terms of employment of our other officers; and administers our stock option and purchase plans, pension and profit sharing plans, stock bonus plans, deferred compensation plans and other similar programs. The Compensation Committee is composed of three non-employee directors: Messrs. Lazzara, McGrath and Meyercord (Chairman). All current members of our Compensation Committee are independent within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards. The Compensation Committee has adopted a written charter that is available to stockholders on our website at www.endwave.com.

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

Our Compensation Committee plays an integral role in setting executive officer compensation each year. Generally, in the first quarter of each year, our Compensation Committee holds a regular meeting in which our Chief Executive Officer and Chief Financial Officer review with the Compensation Committee Endwave’s financial and business performance for the previous year and management’s business outlook and operating plan for the current year. In reviewing the prior year’s performance, the Compensation Committee compares our performance to the financial and operational goals set for such year and the bonus targets. In this meeting, the Chief Executive Officer also reviews with the Compensation Committee his assessment of the individual performance of each executive officer, including his own performance, according to a variety of qualitative performance criteria and salary and bonus trends. In addition, generally during the fourth quarter of each year, the Chairman of the Compensation Committee discusses with the full Board recent data and current trends in equity ownership programs for comparable companies. Taking into account the information conveyed and discussed at these meetings and the recommendations of our Chief Executive Officer, the Compensation Committee then determines, subject in some cases to ratification by the full Board of Directors:

•	The amount of the bonus to be awarded to each executive officer in respect of the prior year’s performance;

•	Whether to raise, lower or maintain the executive officer’s base salary for the current year;

•	The bonus targets to be set for the executive officers for the current year; and

•	Option grants and restricted stock units, if any, to be awarded to each executive officer.

Nominating and Governance Committee

The Nominating and Governance Committee of our Board of Directors is responsible for: identifying, reviewing and evaluating candidates to serve as members of our Board of Directors, consistent with criteria approved by our Board of Directors; reviewing and evaluating incumbent directors and recommending candidates for election to our Board of Directors; making recommendations to our Board of Directors regarding the membership of the committees of our Board of Directors; and assessing the performance of management and our Board of Directors. The Nominating and Governance Committee is composed of three non-employee directors: Messrs. Lazzara (Chairman), McGrath and Meyercord. All members of the Nominating and Governance Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the NASDAQ listing standards). The Nominating and Governance Committee has adopted a written charter that is available to stockholders on our website and www.endwave.com.

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

Role of Compensation Committee and Chief Executive Officer

Our Compensation Committee approves, administers and interprets our executive compensation and benefit policies and plans. Our Compensation Committee is appointed by our Board of Directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. Our Compensation Committee comprises of Mr. Joseph J. Lazzara, Mr. John McGrath and Mr. Wade Meyercord. Our Compensation Committee is chaired by Mr. Meyercord, President of Meyercord and Associates, a consulting firm specializing in board member and executive compensation.

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

Our Compensation Committee plays an integral role in setting executive officer compensation each year. Generally, during the fourth quarter of each year, the Chairman of the Compensation Committee discusses with the full Board recent data and current trends in equity ownership programs for comparable companies. Generally, in the first quarter of the following year, our Compensation Committee holds a regular meeting in which our Chief Executive Officer and Chief Financial Officer review with the Compensation Committee Endwave’s financial and business performance for the prior year and management’s business outlook and operating plan for the current year. In reviewing the prior year’s performance, the Compensation Committee compares our performance to the financial and operational goals set for such year and the bonus targets set for such year. In this meeting, the Chief Executive Officer also reviews with the Compensation Committee his assessment of the individual performance of each executive officer, including his own performance, according to a variety of qualitative performance criteria and salary and bonus trends. Taking into account the information conveyed and discussed at these meetings and the recommendations of our Chief Executive Officer, the Compensation Committee then determines, subject in some cases to ratification by the full Board of Directors:

•	The amount of bonus compensation to be awarded to each executive officer in respect of the prior year’s performance;

•	Whether to raise, lower or maintain the executive officer’s base salary for the current year;

•	The bonus targets to be set for the executive officers for the current year; and

•	Option grants and restricted stock units, if any, to be awarded to each executive officer.

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

Since our initial public offering in 2000, the Compensation Committee has studied comparable companies to calibrate executive compensation. For this purpose, for 2010, the Compensation Committee looked at companies with less than $50 million in annual revenues as described in the quarterly executive salary survey published by Radford, a unit of Aon Consulting Company. We believe this survey is appropriate for benchmarking executive compensation because: the companies surveyed are similar in size, both in terms of revenues and market capitalization, to Endwave; Endwave competes with many of the surveyed companies for executive and technical talent; and companies in the indices are selected independently by Radford. We do not benchmark our executive compensation solely against companies in our industry because few of our competitors are close to our size. Most of our competitors are very large, diversified companies or very small, privately-held companies. Rather, we focus on the companies with whom we compete most vigorously for executive and technical talent.

Elements of Executive Compensation

Our executive compensation consists of base salary, annual cash incentive, equity plan participation and customary broad-based employee benefits. Consistent with our pay for performance philosophy, the Compensation Committee believes that we can better motivate executive officers to enhance stockholder return if a portion of their compensation is “at risk”— that is, contingent upon the achievement of performance objectives and overall strong company performance. The mix of base salary, annual cash bonus opportunity based on achievement of objectives and anticipated long-term stock-based compensation incentive (in the form of appreciation in shares underlying stock options) varies depending on the officer’s position level. Long-term stock-based compensation has always been a significant component of executive compensation, as we believe that best aligns our executive officers’ interests with that of our stockholders. An annual cash bonus opportunity has historically also formed a significant component of executive compensation; however, as explained in more detail below, it was not a component of executive compensation in 2010 and is not likely to form a significant component of executive compensation in 2011.

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

Annual Cash Incentive:  Our executive cash incentive compensation plan typically provides for a cash bonus award, payable once per year, that is dependent, in part, upon attaining stated corporate objectives for the prior fiscal year. The goal of our executive cash incentive compensation plan is to reward executives in a manner that is commensurate with the level of achievement of certain financial and strategic goals that we believe, if attained, result in greater long-term shareholder value. The Compensation Committee approves these financial and strategic goals on an annual basis. These financial and strategic goals typically have a one-year time horizon. During 2009, and continuing through 2010, the Compensation Committee suspended the cash incentive compensation plan due to the difficult economic environment and its impact on Endwave’s financial performance. Therefore, the Compensation Committee determined there would be no payment of 2010 annual bonuses for our Chief Executive Officer or our other officers. For 2011, the Compensation Committee has not established any cash incentive program, but may determine to award bonuses on a discretionary basis, which it currently does not intend to do unless Endwave is profitable in 2011.

Stock Options and Restricted Stock Units:  We believe that stock ownership is an important factor in aligning corporate and individual goals. Therefore, we utilize stock options and, beginning in 2010, restricted stock units, to encourage long-term performance, with excellent corporate performance (as manifested in our common stock price) and extended officer tenure producing potentially significant value. Upon joining Endwave, executive officers have received an initial stock option grant. This grant has been based on relevant industry comparisons, including data from Radford, and was intended to be commensurate with the experience level and scope of responsibilities of the incoming executive officer. In addition, all executive officers receive annual option grants, and beginning in 2010, restricted stock unit grants. On an annual basis, the Compensation Committee, reviews with the Board the percentage ownership of Endwave held by employees, and compares that to the employee ownership of comparable companies. The Compensation Committee uses this metric because it is easy to measure and compare to comparable companies. Based on its review, the Compensation Committee approves an annual grant. For 2010, the aggregate annual grant to all employees was approximately 3.6% of fully-diluted shares.

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

Other Benefits:  Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life, disability, and accidental death and dismemberment insurance, our 401(k) plan and our 2000 Employee Stock Purchase Plan (“ESPP”). During 2010, we made group life insurance payments as reflected in the Summary Compensation Table below. We do not maintain any pension plan, retirement benefit or deferred compensation arrangements other than our 401(k) plan. During 2009, and continuing into 2010, Endwave suspended its program applicable to all of its 401(k) plan participants under which it matched 50% of employee contributions up to a maximum of 4% of base salary.

Chief Executive Officer Compensation

In general, the factors utilized in determining Mr. Mikulsky’s compensation were similar to those applied to the other executive officers in the manner described in the preceding paragraphs. A significant percentage of his potential compensation was, and continues to be, subject to consistent, positive, long-term company performance. Based on a review of the above mix of factors, for 2010, the Compensation Committee granted to Mr. Mikulsky compensation as detailed in the Summary Compensation Table below. Based on these figures, over 47% of Mr. Mikulsky’s total compensation (measured according to the Summary Compensation Table and reflecting the Estimated Possible Target Payout as discussed in the Grants of Plan-Based Awards Table) was based on variable components such as stock options.

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

Under the Executive Officer Severance Plan, if a participating executive officer is terminated without cause, or resigns for certain specified reasons constituting constructive termination, the executive officer will receive salary and benefits continuation based on the executive officer’s position and length of service with us. In the case of the participating Senior Vice Presidents, the salary and benefits continuation period will be equal to the greater of six months or one month for every year of service to a maximum of twelve months, if the termination of employment does not occur in connection with a change of control transaction.

Potential 2010 Severance and Retention Benefits Assuming No Change of Control

The following table shows the potential payout to our Chief Executive Officer and Senior Vice Presidents assuming termination does not occur in connection with, or within six months after, a change of control. The analysis assumes the employees were terminated without cause on December 31, 2010:

		COBRA	Option	Total
Name	Salary(1)	Benefits(2)	Awards(3)	Benefit

John J. Mikulsky	$493,500	$52,500	$30,168	$576,168
Curt P. Sacks	$110,000	$7,500	$4,113	$121,613
Daniel P. Teuthorn	$229,000	$15,000	$5,154	$249,154
Steven F. Layton	$215,000	$15,000	$9,715	$239,715

(1)	Reflects the greater of 9 months’ salary or 1.5 months’ salary for each full year of employment for Mr. Mikulsky (21 months) and the greater of 6 months’ salary or 1 month salary for each full year of employment up to a maximum of 12 months for Mr. Sacks (6 months), Mr. Teuthorn (12 months) and Mr. Layton (12 months).

(2)	Reflects the greater of 9 months coverage or 1.5 months coverage for each full year of employment for Mr. Mikulsky (21 months) and the greater of 6 months coverage or 1 month coverage for each full year of employment up to a maximum of 12 months for Mr. Sacks (6 months), Mr. Teuthorn (12 months) and Mr. Layton (12 months).

(3)	Reflects value of options accelerated in the event of termination without cause without a change of control. Since the closing price of Endwave’s common stock on December 31, 2010, was $2.28 and the exercise prices of certain options outstanding and in-the-money on December 31, 2010, were below the closing price, the value of the in-the-money options that would have been accelerated are reflected above.

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

Under the Executive Officer Severance Plan, if an executive officer is terminated without cause, or resigns for certain specified reasons constituting constructive termination, the participating Senior Vice Presidents will receive salary and benefits continuation based on the length of service with us. Upon the closing of a change of control transaction, if an executive officer’s employment is terminated by us without cause or by the executive officer for certain specified reasons in connection with, or within six months after, the change of control transaction, the executive officer will receive salary continuation for twelve months and the accelerated vesting for all of the executive officer’s outstanding stock options.

The following table shows the potential payout to named executive officers under our Senior Executive Officer Severance and Retention Plan and our Executive Officer Severance and Retention Plan assuming termination occurs in connection with, or within six months after, a change of control. The analysis assumes the employees were terminated without cause on December 31, 2010:

		COBRA	Option	Total
Name	Salary(1)	Benefits(2)	Awards(3)	Benefit

John J. Mikulsky	$987,000	$105,000	$30,168	$1,122,168 (4)
Curt P. Sacks	$220,000	$15,000	$9,400	$244,400
Daniel P. Teuthorn	$229,000	$15,000	$10,441	$254,441
Steven F. Layton	$215,000	$15,000	$15,003	$245,003

(1)	Reflects the greater of 18 months’ salary or three months’ salary for each full year of employment for Mr. Mikulsky (42 months) and 12 months’ salary for Mr. Sacks, Mr. Teuthorn and Mr. Layton.

(2)	Reflects the greater of nine months coverage or 1.5 months coverage for each full year of employment for Mr. Mikulsky (21 months) and 12 months coverage for Mr. Sacks, Mr. Teuthorn and Mr. Layton.

(3)	Reflects value of options accelerated in the event of termination without cause in connection with a change of control. Since the closing price of Endwave’s common stock on December 31, 2010, was $2.28 and the exercise prices of certain options outstanding and in-the-money on December 31, 2010 were below the closing price, the value of the in-the-money options that would have been accelerated are reflected above.

(4)	In connection with the proposed Merger with GigOptix, it is anticipated that Mr. Mikulsky’s benefit will be reduced to an amount that maximizes the aggregate present value of such benefit without causing any payment to create an excise tax liability under Section 4999 of the Internal Revenue Code of 1986, as amended.

Named Executive Officer Compensation

The following table provides information regarding all plan and non-plan compensation awarded to, earned by or paid to our chief executive officer, our chief financial officer, each of our other executive officers serving as such at the end of 2010 for all services rendered in all capacities to us during 2008, 2009 and 2010. We refer to these executive officers as our named executive officers.

Summary Compensation Table

					Non-Equity
				Stock	Incentive Plan	All Other	Total
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Compensation	Compensation
	(1)			(2)		(3)

John J. Mikulsky	2010	$282,000	0	$267,504	$0	$9,496	$559,000
President and Chief Executive Officer	2009	$282,000	0	$130,576	$0	$2,618	$415,194
	2008	$280,385	0	$222,316	$42,300	$7,287	$552,288
Curt P. Sacks	2010	$213,462	0	$77,128	$0	$1,471	$292,061
Senior Vice President and	2009	$199,615	0	$112,430	$0	$9,718	$321,763
Chief Financial Officer
Steven F. Layton	2010	$215,000	0	$77,128	$0	$1,310	$293,438
Senior Vice President	2009	$215,000	0	$65,289	$0	$2,243	$282,532
Sales and Marketing	2008	$213,731	0	$111,158	$21,500	$5,492	$351,881
Daniel F. Teuthorn	2010	$229,000	0	$77,128	$0	$2,178	$308,306
Senior Vice President	2009	$229,000	0	$60,862	$0	$2,333	$292,195
Product Development and Operations	2008	$227,731	0	$93,540	$22,900	$86,921	$431,092

(1)	Mr. Mikulsky has held the position of Chief Executive Officer since December 2009, and prior to that, Mr. Mikulsky was an Executive Officer for the Company since 2001. Mr. Sacks has held the position of Chief Financial Officer since June 2009.

(2)	The amounts in this column represent the compensation cost related to stock option and restricted stock unit awards issued to named executive officers. For purposes of this table, the fair value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions, see Note 7 to our consolidated financial statements included elsewhere in this report.

(3)	The amounts in this column represent all other compensation payments. Also included are total payments made by Endwave for group insurance, educational reimbursement. Other compensation for Mr. Teuthorn included educational reimbursement of $81,123 in 2008.

The following table provides information with regard to potential cash bonuses paid or payable in 2010 under our performance-based, non-equity incentive plan, and with regard to stock option and restricted stock units granted to each named executive officer during 2010.

Grants of Plan-Based Awards in Fiscal 2010

								Grant Date
						All		Closing
					All	Other		Market
					Other	Stock		Price of	Grant Date
		Estimated Possible Payouts			Option	Awards:	Exercise	Securities	Fair
		Under Non-Equity Incentive			Awards:	Number of	or Base	Underlying	Value of
		Plan Awards			Number of	Shares of	Price of	Stock and	Stock and
					Securities	Restricted	Option	Option	Option
	Grant	Threshold	Target	Maximum	Underlying	Stock	Awards	Awards	Awards
Name	Date	($)	($)	($)	Options	Units	($/Sh)	($/Sh)(1)	($)
John J. Mikulsky	2/5/10	$0	$0	$0	50,000		$2.65	$2.58	$74,683	(2)

John J. Mikulsky	2/5/10	$0	$0	$0	60,000		$2.65	$2.58	$89,620	(2)

John J. Mikulsky	2/5/10	$0	$0	$0		40,000	—	$2.58	$103,200	(3)

Curt P. Sacks	2/5/10	$0	$0	$0	24,000		$2.65	$2.58	$35,848	(2)

Curt P. Sacks	2/5/10	$0	$0	$0		16,000	—	$2.58	$41,280	(3)

Daniel P. Teuthorn	2/5/10	$0	$0	$0	24,000		$2.65	$2.58	$35,848	(2)

Daniel P. Teuthorn	2/5/10	$0	$0	$0		16,000	—	$2.58	$41,280	(3)

Steven F. Layton	2/5/10	$0	$0	$0	24,000		$2.65	$2.58	$35,848	(2)

Steven F. Layton	2/5/10	$0	$0	$0		16,000	—	$2.58	$41,280	(3)

(1)	The exercise price for option awards is determined as the closing price on the day prior to grant. Therefore, the grant date closing price of the security underlying the option can differ materially, positively or negatively, from the exercise price of the option award. The restricted stock unit awards do not have an exercise price.

(2)	Each option vests as to 1/8 of the shares of common stock underlying it on the six month anniversary of the grant date, with the remaining seven-eighths of the grant vesting in equal quarterly installments over the remaining four-year vesting period. For the purposes of this table, the value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions, see Note 7 to our consolidated financial statements.

(3)	Each restricted stock unit vests as to 50% of the shares of common stock underlying it on the one year anniversary of the grant date, with the remainder vesting on the second anniversary of the grant date. For the purposes of this table, the value excludes the impact of estimated forfeitures.

The following table provides information regarding each unexercised stock option and unvested restricted stock units held by each of our named executive officers as of December 31, 2010. Other than stock options/restricted stock units (RSUs) as noted, there were no other stock awards outstanding at December 31, 2010.

Outstanding Equity Awards at December 31, 2010

						Number of Securities
	Number of Securities Underlying			Option	Option	Underlying
	Unexercised Options/(1)(2)(3)			Exercise	Expiration	Unvested RSUs/(4)
Name and Principal Position	Exercisable		Unexercisable	Price	Date	Unvested

John J. Mikulsky	5,860		0	$1.17	1/30/2013	0
	13,894		0	$1.93	6/05/2013	0
	40,000		0	$1.81	2/05/2019	0
	13,333	(3)	0	$2.53	9/10/2019	0
	1,552	(3)	0	$2.53	9/10/2019	0
	3,447	(3)	0	$2.53	9/10/2019	0
	10,000	(3)	0	$2.53	9/10/2019	0
	10,000	(3)	0	$2.53	9/10/2019	0
	5,000	(3)	0	$2.53	9/10/2019	0
	2,038	(3)	0	$2.53	9/10/2019	0
	6,295	(3)	0	$2.53	9/10/2019	0
	1,641	(3)	0	$2.53	9/10/2019	0
	13,333	(3)	0	$2.53	9/10/2019	0
	50,000	(2)	0	$2.65	2/04/2020	0
	60,000	(2)	0	$2.65	2/04/2020	0
						40,000 (4)
Curt P. Sacks	20,000		0	$1.81	2/05/2019	0
	40,000		0	$2.40	7/30/2019	0
	6,666	(3)	0	$2.53	9/10/2019	0
	875	(3)	0	$2.53	9/10/2019	0
	1,000	(3)	0	$2.53	9/10/2019	0
	2,500	(3)	0	$2.53	9/10/2019	0
	13,333	(3)	0	$2.53	9/10/2019	0
	833	(3)	0	$2.53	9/10/2019	0
	6,666	(3)	0	$2.53	9/10/2019	0
	24,000	(2)	0	$2.65	2/04/2020	0
						16,000 (4)
Steven F. Layton	1,351		0	$1.17	1/30/2013	0
	2,813		0	$1.93	6/05/2013	0
	8,910		0	$1.93	6/05/2013	0
	20,000		0	$1.81	2/05/2019	0
	6,666	(3)	0	$2.53	9/10/2019	0
	1,552	(3)	0	$2.53	9/10/2019	0
	947	(3)	0	$2.53	9/10/2019	0
	5,000	(3)	0	$2.53	9/10/2019	0
	5,000	(3)	0	$2.53	9/10/2019	0
	2,916	(3)	0	$2.53	9/10/2019	0
	2,446	(3)	0	$2.53	9/10/2019	0
	3,554	(3)	0	$2.53	9/10/2019	0
	6,666	(3)	0	$2.53	9/10/2019	0
	24,000	(2)	0	$2.65	2/04/2020	0
						16,000 (4)
Daniel P. Teuthorn	938		0	$1.17	1/30/2013	0
	20,000		0	$1.81	2/05/2019	0
	6,666	(3)	0	$2.53	9/10/2019	0
	1,358	(3)	0	$2.53	9/10/2019	0
	829	(3)	0	$2.53	9/10/2019	0

						Number of Securities
	Number of Securities Underlying			Option	Option	Underlying
	Unexercised Options/(1)(2)(3)			Exercise	Expiration	Unvested RSUs/(4)
Name and Principal Position	Exercisable		Unexercisable	Price	Date	Unvested

	2,500	(3)	0	$2.53	9/10/2019	0
	5,000	(3)	0	$2.53	9/10/2019	0
	2,500	(3)	0	$2.53	9/10/2019	0
	2,038	(3)	0	$2.53	9/10/2019	0
	2,961	(3)	0	$2.53	9/10/2019	0
	6,666	(3)	0	$2.53	9/10/2019	0
	24,000	(2)	0	$2.65	2/04/2020	0
						16,000 (4)

(1)	Each option vests as to 1/8 of the shares of common stock underlying it on the six month anniversary of the grant date, with the remaining seven-eighths of the grant vesting in equal quarterly installments over the remaining four-year vesting period. Each option expires ten years after the date of grant or, if earlier, three months after termination of employment in most cases.

(2)	All options described in the above table are reflected as exercisable because all options granted to our executive officers have an “early exercise” feature that allows optionees to exercise unvested options, subject to our right to repurchase the unvested shares at cost upon the optionee’s termination of employment. Options unvested as of December 31, 2010 are as follows: Mikulsky, 136,865; Sacks, 67,703; Layton, 43,781; and Teuthorn, 42,195.

(3)	This option was replaced in our 2009 option exchange program for an option with an exercise price per share of $2.53. As required by such program, the new option vests over two years beginning in September, 2009.

(4)	Each restricted stock unit vests as to 50% of the shares of common stock underlying it on the one year anniversary of the grant date, with the remainder vesting at the second anniversary of the grant date. The restricted stock units do not have early exercisability rights. Restricted Stock Units unvested as of December 31, 2010 are as follows: Mikulsky, 40,000; Sacks, 16,000; Layton, 16,000; and Teuthorn, 16,000.

2010 Option Exercises

There were no stock options exercised by our named executive officers during 2010.

Compensation of Non-Employee Directors

The following table provides information regarding compensation paid to our non-employee directors who served on our board as of December 31, 2010.

		Restricted
	Fees Paid	Stock	Total
Name	In Cash	Awards(1)	Compensation

Joseph J. Lazzara	$50,500	$31,500	$82,000
John F. McGrath	$45,500	$31,500	$77,000
Wade Meyercord	$48,000	$31,500	$79,500

(1)	The amounts included in the “Restricted Stock Unit Awards” column represent the compensation cost related to restricted stock units issued in 2010. For purposes of this table, the value excludes the impact of estimated forfeitures. For a discussion of other valuation assumptions, see Note 7 to our consolidated financial statements.

At its April 2010 meeting, the Compensation Committee completed its annual review of cash and equity compensation of the board. The Compensation Committee reviewed the cash and equity board compensation paid by a set of technology companies with revenues and market capitalization similar to those of Endwave. The levels of cash compensation shown below were reviewed and approved based on projected current median pay levels of the peer group. The members of the Board of Directors are also eligible for reimbursement for travel expenses incurred in connection with attendance at Board of Directors and committee meetings in accordance with Endwave company policy.

Board Membership Fees Payable to Non-Employee Directors

Non-Employee Director Annual Retainer	$25,000
Board Chair Annual Retainer	$10,000
Audit Committee Chair Annual Retainer	$16,000
Audit Committee Member Annual Retainer	$8,000
Compensation Committee Chair Annual Retainer	$8,000
Compensation Committee Member Annual Retainer	$4,000
Nominating and Governance Committee Chair Annual Retainer	$6,000
Nominating and Governance Committee Member Annual Retainer	$2,000
Board Meeting Fee	$0
Committee Meeting Fee	$0

Non-employee directors are eligible to receive automatic option grants or restricted stock units made under our Company’s 2007 Equity Incentive Plan. Pursuant to this plan, each non-employee director is granted an option or restricted stock units, referred to as an initial option, to purchase 20,000 shares of common stock automatically upon his or her initial election or appointment to the Board of Directors. Each non-employee director is also granted an option or restricted stock units, referred to as an annual award, to purchase an additional 10,000 shares of common stock each year after his or her election or appointment to the Board of Directors. Such annual award is granted on May 1. In either case, if any non-employee director has not served in that capacity for the entire period since the preceding grant date, then the number of shares subject to the annual award will be reduced, pro rata, for each full quarter the director did not serve during the previous period. All such option grants expire after ten years and have an exercise price equal to the closing fair market value on the day prior to the date of grant. All initial options vest over four years at the rate of 1/48 of the total option shares per month. Annual options granted after February 2008 vest over one year at the rate of 1/12 of the total option shares per month. Annual restricted stock units vest 100% annually on the anniversary of the grant date. Our Company’s non-employee directors are also eligible to participate in our Company’s 2007 Equity Incentive Plan on a discretionary basis. No discretionary awards were made to non-employee directors during 2010.

Report of the Compensation Committee1

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, contained in this report. Based on this review and discussion, the Compensation Committee has recommended to our board of directors that the CD&A be included in this report as well as our proxy statement for our 2011 annual meeting of stockholders.

Joseph Lazzara
John McGrath
Wade Meyercord

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

The following table sets forth certain information regarding the ownership of our common stock as of January 31, 2011 by: (i) each of our named executive officers; (ii) each director; (iii) our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Except as otherwise indicated, the address of each of the persons set forth below is c/o Endwave Corporation, 130 Baytech Drive, San Jose, California 95134.

	Common Stock
Name and Address	Number	Percent(2)

Entities affiliated with Empire Capital Management, LLC(3)	1,336,592	13.59
1 Gorham Island, Suite 201 Westport, CT 06880
Entities affiliated with Wells Fargo Investments LLC(4)	615,270	6.26
420 Montgomery Street San Francisco, CA 94104
Entities affiliated with Dimensional	731,826	7.44
Fund Advisors LP(5) 1299 Ocean Avenue Santa Monica, CA 90401
Entities affiliated with ERIP LLC	622,329	6.33
104 West 27th Street, 6th Floor(6) New York, NY 10001
Entities affiliated with Potomac Capital Management(7)	597,541	6.08
825 Third Avenue New York, NY 10022
John J. Mikulsky(8)	330,298	3.36
Curt P. Sacks(9)	138,959	1.41
Daniel P. Teuthorn(10)	113,167	1.15
Steven F. Layton(11)	105,602	1.07
Joseph J. Lazzara(12)	22,092	*
John F. McGrath, Jr.(13)	21,406	*
Wade Meyercord(13)	21,167	*
All directors and executive officers as a group (7 persons)(14)	752,691	7.65

*	Less than one percent.

(1)	This table is based upon information supplied to us by our officers, directors and principal stockholders and upon any Schedules 13D or 13G filed with the Securities and Exchange. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2)	Applicable percentages are based on 9,832,684 shares outstanding on January 31, 2011, adjusted as required by rules promulgated by the Securities and Exchange Commission.

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

(4)	Wells Fargo & Company is the beneficial owner of 615,270 shares of the issuer’s common stock on behalf of Wells Fargo Investments LLC.

(5)	Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors, Inc.) (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Issuer described in this schedule that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. Mr. Christopher Crossan, Global Chief Compliance Officer, is a General Partner of Dimensional Holdings Inc.

(6)	The shares are held by ERIP LLC and Ms. Chernaya, the manager of ERIP LLC. Ms. Chernaya is the beneficial owner of 622,329 shares of the issuer’s common stock and has the sole power to vote or to direct the vote of 622,329 shares of the issuer’s common stock.

(7)	Potomac Capital Partners LP is a private investment partnership formed under the laws of the State of Delaware. Potomac Capital Management LLC is the General Partner of Potomac Capital Partners LP. Mr. Paul J. Solit is the Managing Member of Potomac Capital Management LLC.

(8)	Includes 20,000 restricted stock units releasable within 60 days of the date of this table. Also includes 236,393 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 119,160 shares would be subject to repurchase by us.

(9)	Includes 8,000 restricted stock units releasable within 60 days of the date of this table. Also includes 115,873 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 58,469 shares would be subject to repurchase by us.

(10)	Includes 8,000 restricted stock units releasable within 60 days of the date of this table. Also includes 75,456 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 35,631 shares would be subject to repurchase by us.

(11)	Includes 8,000 restricted stock units releasable within 60 days of the date of this table. Also, includes 91,821 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 36,689 shares would be subject to repurchase by us.

(12)	Includes 21,092 shares issuable upon exercise of options exercisable within 60 days of the date of this table. Also includes 1,000 shares held jointly in the name of Joseph J. and Nancy B. Lazzara.

(13)	Represents shares issuable upon exercise of options exercisable within 60 days of the date of this table.

(14)	See footnotes 8 through 13 above, as applicable. Includes 583,208 shares issuable upon exercise of options exercisable within 60 days of the date of this table. If exercised in full within 60 days of the date of this table, 249,949 shares would be subject to a repurchase right by us.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

The following table shows the fees paid or accrued by Endwave for the audit and other services provided by our independent registered public accounting firm Burr Pilger Mayer, Inc. or BPM, for fiscal 2010 and 2009 (in thousands):

	2010	2009

Audit Fees(1)	$251	$336
Audit-related Fees(2)	—	13
Tax Fees	—	—
All Other Fees	—	—

Total	$251	$349

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and services that are normally provided by BPM in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under audit fees. The services provided for the fees disclosed under this category include due diligence and accounting consultations in connection with acquisitions.

Independence of Independent Registered Public Accounting Firm and Pre-Approval Policy

Our Audit Committee has determined that the provision by BPM of non-audit services is compatible with maintaining the independence of BPM. The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services for up to $5,000. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. During fiscal 2010, all services provided by BPM were pre-approved by the Audit Committee.

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

(3) Listing of Exhibits:

(b)  Intentionally omitted

(c)  Exhibits

INDEX TO EXHIBITS

Number		Description

2	.1(1)	Stock Purchase Agreement among the Registrant and the stockholders and option holders of ALC Microwave, Inc. dated April 19, 2007.
2	.2(18)	Asset Purchase Agreement among the Registrant, Microsemi Corporation and SHR Corporation dated April 30, 2009.
2	.3(18)	Indemnification Agreement between the Registrant and Microsemi Corporation dated April 30, 2009.
2	.4(22)	Agreement and Plan of Merger, dated as of February 4, 2011, by and among GigOptix, Inc., the Registrant and Aerie Acquisition Corporation.
3	.1(2)	Amended and Restated Certificate of Incorporation effective October 20, 2000.
3	.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.
3	.3(4)	Certificate of Designation for Series A Junior Participating Preferred Stock.
3	.4(5)	Certificate of Designation for Series B Preferred Stock.
3	.5(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.
3	.6(7)	Amended and Restated Bylaws.
4	.1(2)	Form of Specimen Common Stock Certificate.
4	.2(4)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.
4	.3(4)	Form of Rights Certificate
4	.4(8)	Amendment No. 1 to Rights Agreement, dated as of December 21, 2007, between the Registrant and ComputerShare Trust Company, Inc.
4	.5(22)	Amendment No. 2 to Rights Agreement, dated as of February 4, 2011, by and between the Registrant and Computershare Trust Company, N.A., successor in interest to Computershare Trust Company, Inc.
10	.1(2)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.
10	.2(2)*	1992 Stock Option Plan.
10	.3(2)*	Form of Incentive Stock Option under 1992 Stock Option Plan.
10	.4(2)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.
10	.5(9)*	2007 Equity Incentive Plan.
10	.6(10)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.
10	.7(10)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.
10	.8(21)*	Form of Restricted Stock Unit Award under 2007 Equity Incentive Plan.
10	.9(2)*	2000 Employee Stock Purchase Plan.
10	.10(2)*	Form of 2000 Employee Stock Purchase Plan Offering.
10	.11(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.
10	.12(2)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.
10	.13(12)*	Description of Compensation Payable to Non-Employee Directors.
10	.14(21)*	2010 Base Salaries for Named Executive Officers.
10	.15(2)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.

Number		Description

10	.16(14)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.
10	.17(14)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.
10	.18(15)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.
10	.19(16)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.
10	.20(17)	Lease Agreement by and between 8812, a California limited partnership, and the Registrant dated May 20, 2008.
10	.21(17)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.
10	.22(13)†	First Amendment, dated as of December 1, 2008, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.
10	.23(13)†	Amendment, dated as of February 13, 2009, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.
10	.24(19)*	Executive Officer Severance Plan.
10	.25(19)*	Senior Executive Officer Severance and Retention Plan.
10	.26(20)	Stock Purchase Agreement, dated as of January 21, 2010, between Oak Investment Partners XI, Limited Partnership and the Registrant.
23.1		Consent of Burr Pilger Mayer, Inc. independent registered public accounting firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 28, 2007 and incorporated herein by reference.

(9)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-144851) and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter year ended March 31, 2009 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-144054) and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2008 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2009 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 17, 2009 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 21, 2010 and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 4, 2011 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

(d)  Financial Statement Schedule

ENDWAVE CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

		Additions
		(Reductions)
	Balance at	Charged to	Deductions	Balance Transferred	Balances at
	Beginning of	Costs and	and	Due to Sale of the	End of
	Period	Expense	Write-offs	Business	Period
	(In thousands)

Year ended December 31, 2010	$19	$(1)	$—	$—	$18

Year ended December 31, 2009	$64	$(27)	$—	$(18)	$19

Year ended December 31, 2008	$67	$(3)	$—	$—	$64

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

Signatures	Title	Date

/s/ JOHN J. MIKULSKY John J. Mikulsky	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ CURT P. SACKS Curt P. Sacks	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	February 25, 2011

/s/ WADE MEYERCORD Wade Meyercord	Chairman of the Board of Directors	February 25, 2011

/s/ JOSEPH J. LAZZARA Joseph J. Lazzara	Director	February 25, 2011

/s/ JOHN F. MCGRATH, JR. John F. McGrath, Jr.	Director	February 25, 2011