Form 10-Q
period 2011-03-31
ENDWAVE CORP
filed 2011-05-16
CIK 1118941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2011 was 9,892,120 shares.

ENDWAVE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENDWAVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(In thousands, except share
	and per share amounts)
	(Unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$9,342	$7,147
Short-term investments	11,880	16,380
Accounts receivable, net	1,254	2,600
Inventories	3,751	3,719
Other current assets	389	554

Total current assets	26,616	30,400
Property and equipment, net	1,932	2,048
Other assets	13	26

Total assets	$28,561	$32,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,561	$1,837
Accrued warranty	480	614
Accrued compensation	549	626
Restructuring liabilities, short-term	926	431
Other current liabilities	271	320

Total current liabilities	3,787	3,828
Restructuring liabilities, long-term	115	234
Other long-term liabilities	124	124

Total liabilities	4,026	4,186

Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; zero shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,890,382 and 9,832,684 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	10	10
Additional paid-in capital	317,403	317,291
Accumulated other comprehensive income (loss)	5	(1)
Accumulated deficit	(292,883)	(289,012)

Total stockholders’ equity	24,535	28,288

Total liabilities and stockholders’ equity	$28,561	$32,474

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2010.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenues:
Product revenues	$1,237	$4,834

Costs and expenses:
Cost of product revenues*	1,036	3,391
Research and development*	1,327	1,006
Sales and marketing*	474	584
General and administrative*	1,453	1,131
Restructuring*	804	(14)

Total costs and expenses	5,094	6,098

Loss from operations	(3,857)	(1,264)
Interest and other income (expense), net	(7)	(19)

Loss from operations before provision for income taxes	(3,864)	(1,283)
Provision for income taxes	7	—

Net loss	$(3,871)	$(1,283)

Basic and diluted net loss per share	$(0.39)	$(0.13)
Shares used in computing basic and diluted net loss per share	9,860,697	9,701,126

* Includes the following amounts related to stock-based compensation:
Cost of product revenues	$(39)	$53
Research and development	9	95
Sales and marketing	78	68
General and administrative	87	115
Restructuring	18	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENDWAVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
	(Unaudited)

Operating activities:
Net loss	$(3,871)	$(1,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	223	207
Stock compensation expense	153	331
Amortization of investments	52	82
Loss on disposal of fixed assets	56	—
Changes in operating assets and liabilities:
Accounts receivable	1,346	375
Inventories	(32)	(658)
Other assets	178	83
Accounts payable	(276)	681
Accrued warranty	(134)	37
Accrued compensation, restructuring, other current liabilities and other long-term liabilities	185	(291)

Net cash used in operating activities	(2,120)	(436)

Investing activities:
Purchases of leasehold improvements and equipment	(163)	(345)
Proceeds on sales and maturities of investments	6,070	2,800
Purchases of investments	(1,616)	(799)

Net cash provided by investing activities	4,291	1,656

Financing activities:
Repurchase of preferred stock	—	(36,238)
Proceeds from exercises of stock options, net	27	85
Payments on capital leases	(3)	(3)

Net cash (used in) provided by financing activities	24	(36,156)

Net change in cash and cash equivalents	2,195	(34,936)
Cash and cash equivalents at beginning of period	7,147	55,158

Cash and cash equivalents at end of period	$9,342	$20,222

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

Endwave Corporation (“Endwave” or the “Company”) designs, manufactures and markets radio frequency (“RF”), products that enable the transmission, reception and processing of high frequency RF signals. The Company’s products consist of two key product lines, semiconductor devices and integrated transceiver modules:

•	The Company’s semiconductor product line consists of a wide variety of monolithic microwave integrated circuits (“MMICs”), including amplifiers, voltage controlled oscillators, up and down converters, variable gain amplifiers, voltage variable attenuators, fixed attenuators and filters. These types of devices are widely used in telecommunications, satellite, defense, security, instrumentation, scientific and consumer systems. While the Company has developed, produced and sold such devices for several years as components of the Company’s module products, they were first offered for sale as stand-alone products in the latter part of 2009 and they have not yet become a significant source of revenue for the Company.

•	The Company’s integrated transceiver modules combine several electronic functions into a single RF sub-system. Historically, the Company’s main customers for these products have been telecommunication network original equipment manufacturers and system integrators that utilize them in digital microwave radios. More recently the Company has identified and pursued uses for these products in additional product areas; however these alternate applications have not yet become a significant source of revenue for the Company.

The accompanying unaudited condensed consolidated financial statements of Endwave have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future periods. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010.

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

ENDWAVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Merger which is subject to regulatory approvals as well as approvals by the stockholders of Endwave is expected to close during the second quarter of 2011.

2.	Investments

The following fair value amounts have been determined using available market information.

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Investments:
Commercial paper	$1,749	$—	$—	$1,749
United States government agencies	9,511	5	—	9,516
Corporate securities	615	—	—	615

Total	$11,875	$5	$—	$11,880

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)

Investments:
Commercial paper	$4,248	$—	$—	$4,248
United States government agencies	11,822	2	(3)	11,821
Corporate securities	311	—	—	311

Total	$16,381	$2	$(3)	$16,380

At March 31, 2011, the Company had $11.9 million of short-term investments with maturities of less than one year and no long-term investments.

ENDWAVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2011, the Company had unrealized gains of $5,000 related to $9.5 million of investments in United States government agency bonds and no unrealized losses. Unrealized gains and losses on commercial paper and corporate security investments were immaterial as of March 31, 2011. The investments mature during 2011 and the Company believes that it has the ability to hold these investments until the maturity date. Realized gains and losses were insignificant for the three months ended March 31, 2011 and 2010.

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

Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	Quoted Prices in
	Active Markets of		Significant Other
	Identical Assets		Observable Inputs
	(Level 1)		(Level 2)
	Mar 31,	Dec 31,	Mar 31,	Dec 31,
	2011	2010	2011	2010

Assets:
Cash equivalents:
Money market funds	$4,517	$2,911	$—	$—
Commercial paper	—	—	3,660	2,454
Corporate bond	—	—	—	250
Short-term investments:
Commercial paper	—	—	1,749	4,248
United States government agencies	—	—	9,516	11,821
Corporate securities	—	—	615	311

Total	$4,517	$2,911	$15,540	$19,084

Liabilities:	$—	$—	$—	$—

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2011, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

As of March 31, 2011 and December 31, 2010, the Company did not have any significant transfers of investments between Level 1 and Level 2.

The amounts reported as cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued warranty, compensation and other liabilities approximate fair value due to their short-term maturities. The fair value for the Company’s investments in marketable debt securities is estimated based on quoted market prices and are the only financial instruments required to be adjusted to fair market value on a recurring basis. Based upon

ENDWAVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowing rates currently available to the Company for capital leases with similar terms, the carrying value of its capital lease obligations approximates fair value.

3.	Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010

Raw materials	$2,937	$3,221
Work in process	112	149
Finished goods	702	349

Total	$3,751	$3,719

4.	Warranty

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

Changes in the Company’s product warranty liability during the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months
	Ended
	March 31,
	2011	2010

Balance at January 1	$614	$1,087
Warranties accrued	18	54
Warranties settled or reversed	(152)	(17)

Balance at March 31	$480	$1,124

5.	Restructuring

During the first quarter of 2011, the Company undertook certain restructuring activities to reduce expenses. The Company vacated its facilities in Salem, New Hampshire and terminated 12 employees in order to reduce the Company’s cost structure. The employee terminations affected all areas of the Company’s operations. The components of the $804,000 restructuring charges included the following: $527,000 for severance, benefits and payroll taxes, $18,000 for the incremental fair value as a result of the acceleration of certain stock awards for the affected personnel, $203,000 for facilities charges related to exiting the lease in Salem, New Hampshire and a $56,000 loss on disposal of fixed assets for impaired leasehold improvements and equipment related to the closure of the Salem facility.

The Company reviews long-lived assets for impairment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During the first quarter of 2011, the Company recognized a non-cash $56,000 loss on disposal of fixed assets for impaired leasehold improvements and

ENDWAVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment related to the closure of the Salem facility. This impairment charge was included in the restructuring expenses in the Company’s condensed consolidated statement of operations.

The Company incurred cash charges of approximately $730,000 related to its first quarter 2011 restructuring activities for severance, benefits, payroll taxes and facilities charges and the payments are expected to be substantially completed by the end of the fourth quarter of 2011. The charges related to the acceleration of stock awards and the loss on disposal of fixed assets are non-cash charges.

Changes in the Company’s restructuring liabilities discussed above during the three months ended March 31, 2011 and 2010 are summarized as follows (in thousands):

	Three Months
	Ended
	March 31,
	2011	2010

Accrual at December 31	$665	$1,208
Cash restructuring charge	730	—
Cash payments	(363)	(251)
Imputed interest	9	13
Restructuring charge adjustment	—	(14)

Accrual at March 31	$1,041	$956

At December 31, 2010, $431,000 and $234,000 of accrued restructuring charges are included in current liabilities and long-term liabilities, respectively, on the consolidated balance sheet.

At March 31, 2011, $926,000 and $115,000 of accrued restructuring charges were included in current liabilities and long-term liabilities, respectively, on the condensed consolidated balance sheet. Of the $1.0 million in total accrued restructuring, approximately $530,000 is related to the first quarter 2011 restructuring plan and $511,000 is related to the restructuring liability for a senior executive which was recognized in the fourth quarter of fiscal year 2009.

The restructuring liability related to a senior executive was recorded at its fair value based on an assumed interest rate of 5.0%, which represents the current market rate of interest at which the Company could borrow, due to the long-term nature of the liability. The Company will recognize interest expense associated with amortizing the $77,000 discount on this liability over the 30 month term of the restructuring payout. During the first three months of 2011 and 2010, the Company recognized interest expense of $9,000 and $13,000, respectively. The payments for the restructuring liability related to a senior executive are expected to be completed by end of the second quarter of 2012, but if the proposed Merger is completed, the payments will be accelerated to coincide with the closing of the Merger.

The Company’s restructuring estimates will be reviewed and revised quarterly and may result in an increase or decrease to restructuring charges. During the first quarter of 2010, the Company recorded a $14,000 positive adjustment as a result of lower benefit charges in connection with our first quarter 2009 restructuring plan than were originally anticipated. No adjustments were recorded during the first quarter of 2011.

6.	Commitments and Contingencies

On October 31, 2008, the Company filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech, the parent company of Allgon Microwave Corporation AB, had breached its contractual obligations with Endwave and owes the Company $994,500 for amounts outstanding under a note receivable and for purchased inventory and authorized finished goods purchase orders. The Company cannot predict the outcome of these proceedings. At the time of default, the note receivable balance was $420,000. Based on Allgon’s bankruptcy

ENDWAVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liquidation and the related estimates of payments to Allgon’s creditors, the Company still continues to reserve 100%, or $420,000, of the remaining balance of the note receivable.

Other than the complaint against Advantech, the Company is not currently a party to any material litigation.

As discussed in the restructuring footnote, the Company vacated its facilities in Salem, New Hampshire during the first quarter of 2011 and as a result will incur an early termination charge for exiting the lease. The following table summarizes the Company’s updated operating lease obligations including the early termination charge as of March 31, 2011:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Contractual Obligations:
Operating lease obligations	$490	$418	$72	$—	$—

7.	Stockholders’ Equity

Preferred Stock and Warrant Purchase Agreement

The Company had 5,000,000 shares of convertible preferred stock authorized as of March 31, 2011 and December 31, 2010.

In April 2006, the Company entered into a purchase agreement with Oak Investment Partners XI, Limited Partnership (“Oak”). Pursuant to the purchase agreement, Oak purchased 300,000 shares of the Company’s Series B preferred stock, par value $0.001 per share, for $150 per preferred share, or a total of $45.0 million. The preferred shares were convertible into 3,000,000 shares of common stock, for an effective purchase price of $15 per common share equivalent. The Company also issued Oak a warrant granting Oak the right to purchase an additional 90,000 shares of Series B preferred stock at an exercise price of $150 per share. The warrant expired on April 24, 2009. The Company received net proceeds of $43.1 million from the sale of the Series B preferred stock and the warrant after the payment of legal fees and other expenses, including commissions.

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

ENDWAVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of recording stock-based compensation for the three months ended March 31, 2011 and 2010 was as follows (in thousands, except per share data):

	Three Months
	Ended
	March 31,
	2011	2010

Stock-based compensation expense by type of award:
Employee stock options and restricted stock units	$123	$262
Employee stock purchase plan	30	75
Amounts capitalized into inventory during the three-month period	—	(6)
Amounts previously capitalized into inventory and expensed	—	—

Total stock-based compensation	153	331
Tax effect on stock-based compensation	—	—

Total stock-based compensation expense	$153	$331

Impact on net loss per share — basic and diluted	$(0.02)	$(0.03)

During the three months ended March 31, 2011, the Company granted options to purchase 19,200 shares of common stock with an estimated grant-date fair value of $27,000 or $1.41 per share. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $4,000. During the three months ended March 31, 2011, the Company did not grant restricted stock units.

During the three months ended March 31, 2011, the Company fully accelerated the vesting of options to purchase 47,053 shares of common stock and 9,430 restricted stock units in connection with certain restructuring activities. The Company recorded additional stock-based compensation expense of $18,000 relating to the incremental value of these fully vested modified awards in restructuring expense on the Company’s condensed consolidated statement of operations.

During the three months ended March 31, 2010, the Company granted options to purchase 269,600 shares of common stock with an estimated grant-date fair value of $403,000 or $1.49 per share. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $68,000.

During the three months ended March 31, 2010, the Company granted 138,000 restricted stock units with an estimated grant-date fair value of $356,000 or $2.58 per share. Of this amount, the Company estimated that the stock-based compensation expense of the awards not expected to vest was $42,000.

As of March 31, 2011, the unrecorded stock-based compensation balance related to all stock options was $292,000, net of estimated forfeitures, and will be recognized over an estimated weighted-average service period of 1.3 years. As of March 31, 2011, the unrecorded stock-based compensation balance related to all restricted stock was $197,000, net of estimated forfeitures, and will be recognized over an estimated weighted-average service period of 0.9 years. As of March 31, 2011, the unrecorded stock-based compensation balance related to the employee stock purchase plan was $66,000, net of estimated forfeitures, and will be recognized over an estimate weighted-average service period of 0.5 years.

ENDWAVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2011	2010

Risk-free interest rate	1.15% - 2.11%	1.28% - 2.23%
Expected life of options	4.4 years	4.6 years
Expected dividends	0.0%	0.0%
Volatility	67%	70%

There were no enrollments or shares issued under the employee stock purchase plan for the three months ended March 31, 2011 or 2010.

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

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $10,000 and $39,000, respectively.

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

The following table summarizes stock option activity for the indicated periods:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)

Outstanding at December 31, 2010	1,228,187	$2.39
Options granted	19,200	2.66
Options exercised	(13,717)	1.99
Options cancelled	(14,133)	2.60

Outstanding at March 31, 2011	1,219,537	$2.40	6.02	$183

Options vested and exercisable and expected to be exercisable at March 31, 2011	1,176,192	$2.39	5.92	$179
Options vested and exercisable at March 31, 2011	779,506	$2.37	4.47	$138

ENDWAVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options outstanding and options vested and exercisable at March 31, 2011 were in the following exercise price ranges:

				Options Vested and
				Exercisable
				At March 31,
	Options Outstanding at March 31, 2011			2011
		Weighted-Average	Weighted-Average
		Exercise	Remaining		Weighted-Average
Range of Exercise Price	Shares	Price	Contractual Life	Shares	Exercise Price

$0.76 - $1.21	11,183	$1.13	1.39	11,183	$1.13
$1.81 - $1.81	263,478	$1.81	4.43	191,015	$1.81
$1.93 - $2.40	168,502	$2.25	7.35	62,727	$2.10
$2.53 - $2.53	444,859	$2.53	5.21	381,653	$2.53
$2.55 - $2.55	30,300	$2.55	8.09	30,130	$2.55
$2.65 - $2.65	250,659	$2.65	7.84	84,639	$2.65
$2.66 - $9.90	49,381	$3.49	7.90	16,984	$4.48
$10.20 - $13.23	1,175	$10.97	3.99	1,175	$10.97

	1,219,537	$2.40	6.02	779,506	$2.37

The following table summarizes restricted stock unit activity for the indicated periods:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value
				(In thousands)

Outstanding at December 31, 2010	204,800	$2.68
Awarded	—	0.00
Released	(74,330)	2.58
Forfeited	—	0.00

Outstanding at March 31, 2011	130,470	$2.74	0.68	$309

At March 31, 2011, the Company had 125,238 restricted stock units vested and expected to vest with a weighted average remaining contractual term of 0.7 years and an aggregate intrinsic value of $297,000.

At March 31, 2011, the Company had 5,158,966 shares available for grant under its equity incentive plans.

Employee Stock Purchase Plan

In October 2000, the Company established the Endwave Corporation Employee Stock Purchase Plan. All employees who work a minimum of 20 hours per week and are customarily employed by the Company (or an affiliate thereof) for at least five months per calendar year are eligible to participate. Under this plan, employees may purchase shares of common stock through payroll deductions of up to 15% of their earnings with a limit of 3,000 shares per offering period under the plan. The price paid for the Company’s common stock purchased under the plan is equal to 85% of the lower of the fair market value of the Company’s common stock on the date of commencement of participation by an employee in an offering under the plan or the date of purchase. The compensation cost in connection with the purchase plan for the three months ended March 31, 2011 and 2010 was $30,000 and $75,000, respectively. There were no shares issued under the purchase plan during the three months

ENDWAVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended March 31, 2011 or 2010. At March 31, 2011, there were 446,473 shares available for purchase under the purchase plan.

8.	Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include options to purchase common stock, unvested restricted stock units and shares to be purchased in connection with the Company’s employee stock purchase plan.

Potential dilutive common shares of 1,374,196 as of March 31, 2011 and 1,357,965 as of March 31, 2010 from the assumed exercise of stock options, unvested restricted stock units and shares issuable under the Company’s employee stock purchase plan were not included in the net loss per share calculations, as the Company incurred net losses for all periods presented and the inclusion of such shares would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for all periods presented.

9.	Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its available-for-sale securities represent the only components of comprehensive loss excluded from the reported net loss and are displayed in the statements of stockholders’ equity.

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(3,871)	$(1,283)
Change in unrealized gain (loss) on investments	6	(5)

Total comprehensive loss	$(3,865)	$(1,288)

10.	Segment Disclosures

The Company operates in a single business segment. Although the Company sells to customers in various geographic regions throughout the world, the end customers may be located elsewhere. The Company’s total revenues by billing location for the periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,
	2011		2010

United States	$20	1.6%	$1,766	36.5%
Finland	70	5.7%	—	0.0%
Germany	909	73.4%	2,128	44.0%
Hungary	164	13.3%	179	3.7%
Slovakia	56	4.5%	706	14.6%
Rest of the world	18	1.5%	55	1.2%

Total	$1,237	100.0%	$4,834	100.0%

ENDWAVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 31, 2011, two customers each accounted for greater than 10% of total revenues and combined they accounted for 92% of the Company’s total revenues, the larger of which was Nokia Siemens Networks which accounted for 79% of the Company’s total revenues. For the three months ended March 31, 2010, three customers each accounted for greater than 10% of total revenues and combined they accounted for 94% of the Company’s total revenues, the largest of which was Nokia Siemens Networks, which accounted for 45% of the Company’s total revenues.

At March 31, 2011, 40% and 60% of the Company’s net book value of its long-lived assets were located in the United States of America and Thailand, respectively. At December 31, 2010, 45% and 55% of the Company’s net book value of its long-lived assets were located in the United States of America and Thailand, respectively.

11.	Recent Accounting Pronouncements

In July 2010 the Financial Accounting Standards Board (“FASB”) issued new standards which amend the receivable disclosure requirements, including the credit quality of financing receivables and the allowance for credit losses. These standards require additional disclosures that will facilitate financial statement user’s evaluation of the nature of credit risk inherent in financing receivables, how that risk is analyzed in arriving at the allowance for credit losses, and the reason for any changes in the allowance for credit losses. These new standards are required to be adopted for interim and annual reporting periods beginning on or after December 15, 2010. The Company adopted these standards which did not have a material impact on its consolidated financial statements.

.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, related notes and “Risk Factors” section included elsewhere in this report on Form 10-Q, as well as the information contained under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. In the past, our operating results have fluctuated and are likely to continue to fluctuate in the future.

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

Results of Operations

Three months ended March 31, 2011 and 2010

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three Months
	Ended
	March 31,
	2010	2010

Total revenues	100.0%	100.0%

Cost of product revenues	83.8	70.1
Research and development	107.3	20.8
Sales and marketing	38.3	12.1
General and administrative	117.5	23.4
Restructuring	65.0	(0.3)

Total costs and expenses	411.8	126.1

Loss from operations	(311.8)	(26.1)
Interest and other income (expense), net	(0.6)	(0.4)

Loss from operations before provision for income taxes	(312.4)	(26.5)
Provision for income taxes	0.6	—

Net loss	(312.9)%	(26.5)%

Total revenues

	Three Months Ended
	March 31,
	2011	2010	% Change
	(In thousands)

Total revenues	$1,237	$4,834	(74.4)%

Total revenues primarily consist of product revenues for sales of our transceiver module and semiconductor products.

During the three months ended March 31, 2011, total revenues decreased by $3.6 million, or 74%, compared to the same period in 2010. During 2010, our customers faced increasing competition, which we believe has resulted in their loss of market share. The decline in our customers’ market share has led to decreased demand for our products and contributed to the reduced revenues we experienced in 2010 and the first quarter of 2011. In addition, total revenues decreased during the first three months of 2011 because we experienced operational delays as a result of a delay in receiving regulatory approval for export of certain of our transceiver modules. This approval has since been obtained and we expect to make all delayed shipments in the second quarter.

We believe our 2011 revenues will likely be below our 2010 revenues because we are uncertain about our customers’ ability to regain market share given the competitive nature of the industry.

Cost of product revenues

	Three Months Ended
	March 31,
	2011	2010	% Change
	(In thousands)

Cost of product revenues	$1,036	$3,391	(69.4)%
Percentage of total revenues	83.8%	70.1%

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

During the first three months of 2011, the cost of product revenues was $1.0 million compared to $3.4 million in the first three months of 2010. The decrease in dollars for the cost of product revenues was primarily due to decreased revenue.

During the first three months of 2011, our inventory reserves increased by a net $124,000, which was primarily due to an increase in reserves for excess materials partially offset by a utilization of inventory that was previously written off.

During the first three months of 2010, the cost of product revenues favorably impacted by the utilization of inventory that was previously written off was approximately $10,000.

We continue to focus on reducing the cost of product revenues as a percentage of total revenues through the introduction of new designs and technology and further improvements to our offshore manufacturing processes. In addition, our product costs are impacted by the mix and volume of products sold and will continue to fluctuate as a result.

Research and development

	Three Months Ended
	March 31,
	2011	2010	% Change
	(In thousands)

Research and development	$1,327	$1,006	31.9%
Percentage of total revenues	107.3%	20.8%

Research and development expenses consist primarily of salaries and related expenses for research and development personnel, outside professional services, prototype materials, supplies and labor, depreciation for related equipment, allocated facilities costs and expenses related to stock-based compensation.

During the first three months of 2011, research and development costs were $1.3 million compared to $1.0 million in the first three months of 2010. The increase in research and development costs was primarily due to a $281,000 increase for project-related expenses and a $93,000 increase in personnel-related expenses which were partially offset by an $86,000 decrease in stock-based compensation.

Sales and marketing

	Three Months Ended
	March 31,
	2011	2010	% Change
	(In thousands)

Sales and marketing	$474	$584	(18.8)%
Percentage of total revenues	38.3%	12.1%

Sales and marketing consist primarily of salaries and related expenses for sales and marketing personnel, professional fees, facilities costs, expenses related to stock-based compensation and promotional activities.

During the first three months of 2011, sales and marketing costs were $474,000 compared to $584,000 in the first three months of 2010. The decrease in sales and marketing costs was primarily due to a $96,000 decrease in personnel-related expenses.

General and administrative

	Three Months Ended
	March 31,
	2011	2010	% Change
	(In thousands)

General and administrative	$1,453	$1,131	28.5%
Percentage of total revenues	117.5%	23.4%

General and administrative consist primarily of salaries and related expenses for executive, finance, accounting, legal, information technology and human resources personnel, professional fees, facilities costs, and expenses related to stock-based compensation.

During the first three months of 2011, general and administrative costs were $1.5 million compared to $1.1 million in the first three months of 2010. The increase in general and administrative costs was primarily due to $488,000 of transaction costs related to the proposed Merger which were partially offset by a $61,000 decrease in professional fees, a $30,000 decrease in public company-related expenses and a $28,000 decrease in stock-based compensation.

During the second quarter of 2011, we expect additional Merger-related general and administrative expenses to continue as we complete the proposed Merger.

Restructuring

	Three Months Ended
	March 31,
	2011	2010	% Change
	(In thousands)

Restructuring	$804	$(14)	5,842.9%

During the first quarter of 2011, we undertook certain restructuring activities to reduce expenses. We vacated our facilities in Salem, New Hampshire and terminated 12 employees in order to reduce our cost structure. The employee terminations affected all areas of our operations. The components of the $804,000 restructuring charges included the following: $527,000 for severance, benefits and payroll taxes, $18,000 for the incremental fair value as a result of the acceleration of certain stock awards for the affected personnel, $203,000 for facilities charges related to exiting the lease in Salem, New Hampshire and a $56,000 loss on disposal of fixed assets for impaired leasehold improvements and equipment related to the closure of the Salem facility.

We incurred cash charges of approximately $730,000 related to our first quarter 2011 restructuring activities for severance, benefits, payroll taxes and facilities charges and the payments are expected to be substantially completed by the end of the fourth quarter of 2011. The charges related to the acceleration of stock awards and the loss on disposal of fixed assets are non-cash charges.

During the first quarter of 2010, we recorded a $14,000 positive adjustment as a result of lower benefit charges in connection with our first quarter 2009 restructuring plan than were originally anticipated. No adjustments were recorded during the first quarter of 2011.

Interest and other income (expense), net

	Three Months Ended
	March 31,
	2011	2010	% Change
	(In thousands)

Interest and other income (expense), net	$(7)	$(19)	(63.2)%

Interest and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and investments, gains and losses related to foreign currency transactions and interest expense imputed for a long-term restructuring liability.

The decrease in the dollar value of interest and other income (expense), net during the three months ended March 31, 2011, compared to the three months ended March 31, 2010, was primarily the result of decreased banking fees related to our investments.

During the first three months of 2011, we earned $15,000 of interest income, which was offset by interest expense for a long-term restructuring liability, banking charges and losses on foreign currency transactions. During the first three months of 2010, we earned $21,000 of interest income, which was offset by interest expense for a long-term restructuring liability, banking charges and losses on foreign currency transactions.

Our functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency are remeasured into the functional currency at the time of the transaction. Foreign currency transaction losses consist of the remeasurement gains and losses that arise from exchange rate fluctuations related to our operations in Thailand. During the first three months of 2011 and 2010, we recorded foreign currency transaction losses of $2,000 and $3,000, respectively.

Provision for income taxes

	Three Months Ended
	March 31,
	2011	2010	% Change
	(In thousands)

Provision for income taxes	$7	$—	100.0%

During the first three months of 2011, we recorded a $7,000 provision for income taxes for Thailand income taxes.

No other income tax expense (benefit) has been recorded because we have incurred operating losses that cannot be benefitted due to a full valuation allowance.

Liquidity and Capital Resources

At March 31, 2011, we had $9.3 million of cash and cash equivalents, $11.9 million in short-term investments, working capital of $22.8 million and no debt outstanding. The following table sets forth selected condensed consolidated statement of cash flows data:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Net cash used in operating activities	$(2,120)	$(436)
Net cash provided by investing activities	4,291	1,656
Net cash used in (provided by) financing activities	24	(36,156)
Cash, cash equivalents and short-term investments at end of period	$21,222	$29,441

During the first three months of 2011, operating activities used $2.1 million of cash as compared to $436,000 during the first three months of 2010. Our net loss adjusted for depreciation and other non-cash items, was $3.4 million during the first three months of 2011 as compared to $663,000 during the first quarter of 2010. During the first three months of 2011, the remaining provision of $1.3 million in cash was primarily due to a $1.3 million decrease in accounts receivable, a $185,000 increase in accrued compensation, restructuring, other current and other long-term liabilities and a $178,000 decrease in other assets, which were partially offset by a $276,000 decrease in accounts payable and a $134,000 decrease in accrued warranty. During the first three months of 2010, the remaining provision of $227,000 in cash was primarily due to a $681,000 increase in accounts payable and a $375,000 decrease in accounts receivable which were partially offset by a $658,000 increase in inventories and a $291,000 decrease in accrued compensation, restructuring, other current and other long-term liabilities.

During the first three months of 2011, investing activities provided cash of $4.3 million as compared to $1.7 million of cash in the first three months of 2010. The primary source of cash during the first three months of 2011 was net sales and maturities of investments of $4.5 million, partially offset by the purchase of leasehold improvements and equipment of $163,000. The primary source of cash during the first three months of 2010 was net sales and maturities of investments of $2.0 million, partially offset by the purchase of leasehold improvements and equipment of $345,000.

During the first three months of 2011, financing activities provided $24,000 of cash primarily due to the proceeds from the exercise of employee stock options which were partially offset by payment of capital leases. Financing activities used $36.2 million of cash during the first three months of 2010 primarily due to the $36.2 million repurchase of our preferred stock.

At March 31, 2011, we had a net unrealized gain of $5,000 related to $9.5 million of investments in fourteen debt securities. The increase in the value of these investments is primarily related to changes in interest rates. The investments all mature during 2011 and we believe that we have the ability to hold these investments until the maturity date. We recorded a foreign currency transaction loss of $2,000 and $3,000 during the first three months of 2011 and 2010, respectively.

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

The following table summarizes our future cash obligations for operating leases as of March 31, 2011:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Contractual Obligations:
Operating lease obligations	$490	$418	$72	$—	$—

Recent Accounting Pronouncements

In July 2010 the Financial Accounting Standards Board (“FASB”) issued new standards which amend the receivable disclosure requirements, including the credit quality of financing receivables and the allowance for credit losses. These standards require additional disclosures that will facilitate financial statement user’s evaluation of the nature of credit risk inherent in financing receivables, how that risk is analyzed in arriving at the allowance for credit losses, and the reason for any changes in the allowance for credit losses. These new standards are required to be adopted for interim and annual reporting periods beginning on or after December 15, 2010. We adopted these standards which did not have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our reported market risks since our report on market risks in our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading corresponding to that set forth above. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In order to reduce this interest rate risk, we usually invest our cash primarily in investments with short maturities. As of March 31, 2011, our investments in our portfolio were classified as cash equivalents and short-term investments. The cash equivalents and short-term investments consisted primarily of United States Treasury note, United States government agency notes, United States government money market funds, commercial papers and corporate notes. Since our investments consist of cash equivalents and short-term investments, a change in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time will, however, reduce interest income.

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

We currently pay a number of expenses related to our Thai personnel and office in Thai Bhat. During the first quarter of 2011, the total payments made in Thai Bhat were $297,000 and we recorded a related foreign currency transaction loss of $2,000. During the first quarter of 2010, the total payments made in Thai Bhat were $199,000 and we recorded a related foreign currency transaction loss of $3,000.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective as of the end of the period covered by this report.

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

On October 31, 2008, we filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech Advanced Microwave Technologies Inc., or Advantech, the parent company of Allgon Microwave Corporation AB, or Allgon, had breached its contractual obligations with Endwave and owes us $994,500 for amounts outstanding under a note receivable and for purchased inventory and authorized finished goods purchase orders. We cannot predict the outcome of these proceedings.

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

**Indicates risk factor has been updated since our Annual Report on Form 10-K for the year ended December 31, 2010.

Risks Relating to the Merger with GigOptix

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

GigOptix may fail to realize the anticipated benefits of the merger.**

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

The cost savings estimates expected to result from the merger do not include one-time adjustments that GigOptix will record in connection with the merger. In addition, the estimates are based upon assumptions by the managements of GigOptix and Endwave concerning a number of factors, including operating efficiencies, the consolidation of functions, and the integration of operations, systems, marketing methods and procedures. These assumptions are uncertain and are subject to significant business, economic and competitive conditions that are difficult to predict and often beyond the control of management.

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

Endwave stockholders will have reduced ownership and voting interests in GigOptix and will be able to exercise less influence over management following the merger.**

Immediately after the merger, based on the conversion ratios contained in the merger agreement, the pre-merger holders of Endwave common stock and restricted stock units will own that number of shares equal to approximately 42.5% of the outstanding stock of the combined company, less 42.5% of the shares issued in the merger in respect of Endwave stock options. Consequently, stockholders of Endwave will be able to exercise less influence over the management and policies of GigOptix than they currently exercise over the management and policies of Endwave.

There may be a limited public market for shares of GigOptix common stock, and the ability of its stockholders to dispose of their common stock may be limited.**

GigOptix common stock has been traded on the OTC Bulletin Board since December 2008. GigOptix cannot foresee the degree of liquidity that will be associated with its common stock. A holder of its common stock may not be able to liquidate his, her or its investment in a short time period or at the market prices that currently exist at the time the holder decides to sell. The market price for GigOptix’ common stock may fluctuate in the future, and such volatility may bear no relation to its performance.

Substantial future sales of GigOptix’ common stock in the public market could cause GigOptix’ stock price to fall.**

The sale of GigOptix’ outstanding common stock or shares issuable upon exercise of options or warrants, or the perception that such sales could occur, could cause the market price of GigOptix common stock to decline. As of April 28, 2011, GigOptix had approximately 12,374,947 shares of common stock, options to purchase 7,384,549 shares of GigOptix’ common stock and warrants to purchase approximately 2,257,159 shares of GigOptix’ common stock outstanding. These shares of common stock, including shares of common stock issued upon exercise of options and warrants, have either been registered under the Securities Act and as such are freely tradable without restriction or are otherwise freely tradeable without restriction (subject to the requirements of Rule 144 under the Securities Act), unless the shares are purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. Any shares purchased by an affiliate may not be resold except pursuant to an effective registration statement or an applicable exemption from registration, including an exemption under Rule 144 of the Securities Act. In addition, one of the stockholders of GigOptix, the DBSI Liquidating Trust, holds 1,715,161 shares of GigOptix stock and warrants to purchase 1,000,000 shares of GigOptix’ common stock. GigOptix filed a Registration Statement on Form S-1 for the resale registration of the 1,715,161 shares held directly by the DBSI Liquidity Trust, and to the extent it is permitted to do so, GigOptix will file an amendment to the registration statement for the purpose of registering the 1,000,000 shares underlying the warrants. GigOptix may issue additional shares of GigOptix common stock in the future in private placements, public offerings or to finance mergers or acquisitions.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute the interest of GigOptix stockholders.**

As of April 28, 2011, there were outstanding options to purchase an aggregate of 7,384,549 shares of GigOptix common stock at a weighted-average exercise price of $2.66 per share, of which options to purchase 2,480,935 shares at a weighted-average exercise price of $3.58 per share were exercisable as of such date. As of April 28, 2011, there were warrants outstanding to purchase 2,257,159 shares of GigOptix common stock at a weighted average exercise price of $5.86 per share. Certain of these warrants contain adjustment provisions that will reset the exercise price per share of such warrants to any lower price than the existing exercise price at which GigOptix issues shares of its common stock in the future for so long as those warrants are outstanding. The exercise of options and warrants at prices below the market price of GigOptix common stock could adversely affect the price of shares of GigOptix common stock. Additional dilution may result from the issuance of shares of GigOptix capital stock in connection with acquisitions or in connection with financing efforts.

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

The combined company will not be able to fully utilize Endwave’s current net operating loss carryforwards. **

As of December 31, 2010, Endwave had a federal net operating loss carryforward of approximately $205.6 million, federal research and development tax credit carryforwards of approximately $2.2 million and a California net operating loss carryforward of approximately $82.2 million. These amounts, if not subject to limitation, would be available to offset the income of Endwave (and, after the merger, GigOptix) that would otherwise be subject to federal and California taxation. However, federal and state net operating loss carryforwards are and will continue to be subject to limitations based on ownership changes of Endwave as well as the combined company after the merger. Due to ownership changes that have occurred to date, only $29.9 million of Endwave’s federal net operating loss carryforwards currently may be used to offset Endwave’s taxable income, which amount would increase (to the extent not utilized) by $4.4 million in 2011 and 2012 and $1.5 million in subsequent tax years through 2027, for total of $61.8 million. The consummation of the merger will result in an additional limitation on the ability to utilize Endwave’s current net operating loss carryforwards. Based on Endwave’s most recent Section 382 analysis and Endwave’s estimate of the value of the shares to be issued in the merger and its balance sheet as of the closing of the merger, and assuming no further ownership changes until the date the merger is consummated, Endwave believes the completion of the merger with GigOptix would have the effect of decreasing the amount of realizable federal net operating loss carryforwards to approximately $400,000 per year, which would have the effect of reducing Endwave’s total realizable federal net operating loss carryforwards from approximately $61.8 million to $7.8 million.

Risks Relating to Our Business

We have had a history of losses and may not be profitable in the future.**

We had a net loss from continuing operations of $3.9 million in first quarter of 2011. We also had a net loss from continuing operations of $8.1 million and $10.6 million for the years ended December 31, 2010 and 2009, respectively. There is no guarantee that we will achieve or maintain profitability in the future.

We depend on a small number of key customers in the mobile communication industry for a significant portion of our revenues. If we lose any of our major customers or there is any material reduction in orders for our products from any of these customers, our business, financial condition and results of operations would be adversely affected. In addition, consolidation in this industry could result in delays or cancellations of orders for our products, adversely impacting our results of operations.**

We depend, and expect to continue to depend, on a relatively small number of mobile communication customers for a significant part of our revenues. The loss of any of our major customers or any material reduction in orders from any such customers would have a material adverse effect on our business, financial condition and results of operations. For the three months ended March 31, 2011, two customers each accounted for greater than 10% of total revenues and combined they accounted for 92% of our total revenues, the larger of which was Nokia Siemens Networks which accounted for 79% of our total revenues. For the three months ended March 31, 2010, three customers each accounted for greater than 10% of total revenues and combined they accounted for 94% of our total revenues, the largest of which was Nokia Siemens Networks, which accounted for 45% of our total revenues.

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

Our semiconductor product line will require us to incur significant expenses and may not be successful.**

Our semiconductor product line will require us to incur expenses to design, test, manufacture and market these products including the purchase of inventory, supplies and capital equipment. The future success of our semiconductor product line will depend on our ability to develop these products in a cost-effective and timely manner and to market them effectively. The development of our products is complex, and from time to time we may experience delays in completing the development and introduction of our new products or fail to efficiently manufacture such products in the early production phase. The semiconductor product line may have little immediate impact on our revenue because a new product may not generate meaningful revenue. In the meantime, we will have incurred expenses to design, produce and market the product, and we may not recover these expenses, and thus adversely affect operating results, if demand for the product fails to reach forecasted levels.

Because of the shortages of some components and our dependence on single source suppliers and custom components, we may be unable to obtain an adequate supply of components of sufficient quality in a timely fashion, or we may be required to pay higher prices or to purchase components of lesser quality**.

Many of our products are customized and must be qualified by our customers. This means that we cannot change components in our products easily without the risks and delays associated with requalification. Accordingly, while a number of the components we use in our products are made by multiple suppliers, we may effectively have single source suppliers for some of these components. Further, we have recently experienced extended lead times for many components.

We currently purchase a large number of components, some from single source suppliers, including, but not limited to:

•	semiconductor devices;

•	application-specific monolithic microwave integrated circuits;

•	voltage regulators;

•	passive components;

•	unusual or low usage components;

•	surface mount components compliant with the EU’s Restriction of Hazardous Substances, or RoHS, Directive;

•	custom metal parts;

•	high-frequency circuit boards; and

•	custom connectors.

Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and lower our margins. In the past, we suffered from shortages of and quality issues with various components. These shortages and quality issues adversely impacted our product revenues and could reappear in the future. Our single source suppliers could enter into exclusive agreements with or be acquired by one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business. Even to the extent alternative suppliers are available to us and their components are qualified by our customers on a timely basis, identifying them and entering into arrangements with them may be difficult and time consuming, and they may not meet our quality standards. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms.

Competitive conditions often require us to reduce prices and, as a result, require us to reduce our costs in order to be profitable.**

In the past, we reduced the prices of many of our telecommunication products in order to remain competitive and we expect market conditions will cause us to reduce our prices again in the future. In order to reduce our per-unit cost of product revenues, we must continue to design and re-design products to utilize lower cost materials and improve our manufacturing efficiencies. The combined effects of these actions may be insufficient to achieve the cost reductions needed to maintain or increase our gross margins or achieve profitability.

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

A prior misclassification of certain products under the Export Administration Regulations may result in liability for Endwave.**

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

In March 2011, we submitted a voluntary self-disclosure to BIS detailing the affected transactions. In May 2011, we received BIS authorization to release the affected products. Because we were unable to ship certain transceiver products in the first quarter while the authorization was pending, our revenues were adversely affected in the first quarter. Even though BIS approval was obtained, we may be responsible for monetary penalties for the misclassification.

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

Any failure to protect our intellectual property appropriately could reduce or eliminate any competitive advantage we have.**

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on a combination of patent, copyright, trademark and trade secret laws to protect our proprietary technologies and processes. As of March 31, 2011, we had 43 United States patents issued, many with associated foreign filings and patents. Our issued patents include those relating to basic circuit and device designs, semiconductors, our multilithic microsystems technology and system designs. Our issued United States patents expire between 2013 and 2028. We maintain a vigorous technology development program that routinely generates potentially patentable intellectual property. Our decision as to whether to seek formal patent protection is done on a case by case basis and is based on the economic value of the intellectual property, the anticipated strength of the resulting patent, the cost of pursuing the patent and an assessment of using a patent as a strategy to protect the intellectual property.

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

Risks Relating to Ownership of Our Stock

The market price of our common stock has fluctuated historically and is likely to fluctuate in the future.**

The price of our common stock has fluctuated widely since our initial public offering in October 2000. In first three months of 2011, the lowest daily sales price for our common stock was $2.18 and the highest daily sales price for our common stock was $2.95. In 2010, the lowest daily sales price for our common stock was $2.00 and the highest daily sales price for our common stock was $3.61. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:

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

We have a few stockholders that each own a large percentage of our outstanding capital stock and, as a result of their significant ownership, are able to significantly affect the outcome of matters requiring stockholder approval.**

As of March 31, 2011, our five largest stockholders together owned approximately 40% of our outstanding common stock. Because most matters requiring approval of our stockholders require the approval of the holders of a majority of the shares of our outstanding capital stock present in person or by proxy at the annual meeting, the significant ownership interest of these shareholders allows them to significantly affect the election of our directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also delay, deter or prevent a change in control and may make some transactions more difficult or impossible to complete without their support, even if the transaction is favorable to our stockholders as a whole.

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

Item 6.	Exhibits.

Number		Description

3	.1(2)	Amended and Restated Certificate of Incorporation effective October 20, 2000.
3	.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective June 28, 2002.
3	.3(4)	Certificate of Designation for Series A Junior Participating Preferred Stock.
3	.4(5)	Certificate of Designation for Series B Preferred Stock.
3	.5(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation effective July 26, 2007.
3	.6(7)	Amended and Restated Bylaws.
4	.1(2)	Form of Specimen Common Stock Certificate.
4	.2(4)	Rights Agreement dated as of December 1, 2005 between the Registrant and Computershare Trust Company, Inc.
4	.3(4)	Form of Rights Certificate
4	.6(8)	Amendment No. 1 to Rights Agreement, dated as of December 21, 2007, between the Registrant and ComputerShare Trust Company, Inc.
4	.7(22)	Amendment No. 2 to Rights Agreement, dated as of February 4, 2011, between the Registrant and ComputerShare Trust Company, N.A., successor in interest to Computershare Trust Company, Inc.
10	.1(2)	Form of Indemnity Agreement entered into by the Registrant with each of its directors and officers.
10	.2(2)*	1992 Stock Option Plan.
10	.3(2)*	Form of Incentive Stock Option under 1992 Stock Option Plan.
10	.4(2)*	Form of Nonstatutory Stock Option under 1992 Stock Option Plan.
10	.5(9)*	2007 Equity Incentive Plan.
10	.6(10)*	Form of Stock Option Agreement under 2007 Equity Incentive Plan.
10	.7(10)*	Form of Stock Option Agreement for Non-Employee Directors under the 2007 Equity Incentive Plan.
10	.8(2)*	2000 Employee Stock Purchase Plan.
10	.9(2)*	Form of 2000 Employee Stock Purchase Plan Offering.
10	.10(11)*	2000 Non-Employee Directors’ Stock Option Plan, as amended.
10	.11(2)*	Form of Nonstatutory Stock Option Agreement under the 2000 Non-Employee Director Plan.
10	.12(12)*	Description of Compensation Payable to Non-Employee Directors.
10	.13(21)*	2010 Base Salaries for Named Executive Officers.
10	.15(2)	License Agreement by and between TRW Inc. and TRW Milliwave Inc. dated February 28, 2000.
10	.16(14)†	Purchase Agreement between Nokia and the Registrant dated January 1, 2006.
10	.17(14)†	Frame Purchase Agreement by and between the Registrant and Siemens Mobile Communications Spa dated January 16, 2006.
10	.18(15)†	Lease Agreement by and between Legacy Partners I San Jose, LLC and the Registrant dated May 24, 2006.
10	.19(16)†	Services Agreement by and between Hana Microelectronics Co., Ltd. and the Registrant dated October 15, 2006.
10	.20(17)	Lease Agreement by and between 8812, a California limited partnership, and the Registrant dated May 20, 2008.
10	.21(17)†	Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.
10	.22(18)†	First Amendment, dated as of December 1, 2008, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.

Number		Description

10	.23(18)†	Amendment, dated as of February 13, 2009, to Amended and Restated Supply Agreement by and between Northrop Grumman Space and Mission Systems Corp. and the Registrant dated May 12, 2008.
10	.24(19)*	Executive Officer Severance Plan.
10	.25(19)*	Senior Executive Officer Severance and Retention Plan.
10	.26(20)	Stock Purchase Agreement, dated January 21, 2010, between Oak Investment Partners XI, Limited Partnership and the Registrant.
10	.27(22)	Amendment and Plan of Merger by and among the Registrant, Gigoptix, Inc., and Aerie Acquisition Corporation dated February 4, 2011.
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 24, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-41302) and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 26, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 28, 2008 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 28, 2007 and incorporated herein by reference.

(9)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 13, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-144851) and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-144054) and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2008 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended March 31, 2009 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 17, 2009 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 21, 2010 and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 7, 2011 and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Endwave Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDWAVE CORPORATION

By:	/s/ John J. Mikulsky
John J. Mikulsky
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

By:	/s/ Curt P. Sacks
Curt P. Sacks
Chief Financial Officer and
Senior Vice President
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Date: May 16, 2011

INDEX TO EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.